Form 10-Q
period 1996-03-31
SWIFT TRANSPORTATION CO INC
filed 1996-05-10
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                          ---------------------------

                                    Form 10-Q

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       or

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number 0-18605


                         Swift Transportation Co., Inc.
             (Exact name of registrant as specified in its charter)

            Nevada                                           86-0666860
(State or other jurisdiction of                  (I.R.S. employer identification
 incorporation or organization)                  number)

                                 1455 Hulda Way
                                Sparks, NV 89431
                                 (702) 359-9031
                   (Address, including zip code, and telephone
    number, including area code, of registrant's principal executive office)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                YES  X       NO
                                   -----        -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 10, 1996)

                Common stock, $.001 par value: 24,656,834 shares

                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
Item 1.  Financial statements

         Condensed consolidated balance sheets
             March 31, 1996, (unaudited) and
             December 31, 1995                                             1 - 2

         Condensed consolidated statements of
              earnings (unaudited) for the three month
              periods ended March 31, 1996 and 1995                            3

         Condensed consolidated statements of cash
              flows (unaudited) for the three month
              periods ended March 31, 1996 and 1995                        4 - 5

         Notes to condensed consolidated financial
              statements                                                       6


Item 2.  Management's discussion and analysis of
               financial condition and results of
               operations                                                 7 - 11


                                     PART II

                                OTHER INFORMATION

                                                                           Page
                                                                          Number

Item 1.  Legal proceedings                                                    12

Items 2.,
3., 4.
and 5.   Not applicable

Item 6.  Exhibits and Reports on Form 8-K                                     12

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed consolidated balance sheets
                             (dollars in thousands)

                                                         March 31,  December 31,
                                                          1996         1995
                                                       -----------  ------------
                                                       (unaudited)
         Assets

Current assets:
     Cash and cash equivalents                          $  1,266       $  2,627
     Accounts receivable, net                             63,497         56,493
     Inventories and supplies                              3,582          3,223
     Prepaid taxes, licenses and
          insurance                                       12,341          4,964
     Current deferred tax asset                              360          1,250
                                                        --------       --------
         Total current assets                             81,046         68,557
                                                        --------       --------

Property and equipment, at cost:
     Revenue and service equipment                       281,316        259,362
     Land                                                 10,226         10,226
     Facilities and improvements                          42,757         35,936
     Furniture and office equipment                       10,657         10,295
                                                        --------       --------
          Total property and equipment                   344,956        315,819
     Less accumulated depreciation and amortization       89,226         82,946
                                                        --------       --------
           Net property and equipment                    255,730        232,873

Contracts receivable, less current portion                   245            349
Other assets                                                 520            590
Goodwill                                                   8,770          8,939
                                                        --------       --------

                                                        $346,311       $311,308
                                                        ========       ========

See accompanying notes to condensed consolidated financial statements

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                (dollars in thousands, except per share amounts)

                                                                       March 31,    December 31,
                                                                         1996          1995
                                                                      ----------    ------------
                                                                      (unaudited)

Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                                  $ 17,750       $ 13,089
     Accrued liabilities                                                 20,223         15,508
     Claims accruals                                                     12,123         10,457
     Current portion of long-term debt                                   24,135         22,768
                                                                       --------       --------
         Total current liabilities                                       74,231         61,822
                                                                       --------       --------

Borrowings under revolving line of credit                                20,250         11,750
Long-term debt, less current portion                                     65,418         57,204
Claims accruals                                                          16,008         13,647
Deferred income taxes                                                    32,970         32,050

Stockholders' equity:
     Preferred stock, par value $.001 per share
          Authorized 1,000,000 shares; none issued                         --             --
     Common stock, par value $.001 per share
          Authorized 75,000,000 shares; issued
          24,878,534 and 24,877,534 shares at
          March 31, 1996 and December 31, 1995, respectively                 25             25
     Additional paid-in capital                                          45,913         45,885
     Retained earnings                                                   94,912         92,341
                                                                       --------       --------
                                                                        140,850        138,251
     Less 220,700 of treasury stock, at cost                              3,416          3,416
                                                                       --------       --------
                  Net stockholders' equity                              137,434        134,835
                                                                       --------       --------

Contingencies
                                                                       --------       --------
                                                                       $346,311       $311,308
                                                                       ========       ========

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed consolidated statements of earnings
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                    Three months ended March 31,
                                                        1996            1995
                                                    ------------    ------------

Operating revenue                                    $ 124,524      $ 106,715
Operating expenses:
     Salaries, wages and employee benefits              46,495         39,678
     Operating supplies and expenses                    12,220         10,175
     Fuel                                               17,723         15,236
     Purchased transportation                           14,857          7,515
     Rental expense                                      8,066          6,747
     Insurance and claims                                4,525          3,911
     Depreciation and amortization                       8,251          8,062
     Communications and utilities                        1,979          1,905
     Operating taxes and licenses                        4,692          4,950
                                                     ---------      ---------
         Total operating expenses                      118,808         98,179
                                                     ---------      ---------
         Operating income                                5,716          8,536
                                                     ---------      ---------
Other (income) expenses:
     Interest expense                                    1,486          1,761
     Interest income                                       (33)           (10)
     Other                                                (198)          (121)
                                                     ---------      ---------
         Other (income) expenses, net                    1,255          1,630
                                                     ---------      ---------
         Earnings before income taxes                    4,461          6,906
Income taxes                                             1,890          2,920
                                                     ---------      ---------
         Net earnings                                $   2,571      $   3,986
                                                     =========      =========

Net earnings per common and equivalent share         $     .10      $     .16
                                                     =========      =========

Shares used in per share calculations                   25,409         25,375
                                                     =========      =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed consolidated statements of cash flows
                                   (unaudited)
                                 (in thousands)

                                                                    Three months ended March 31,
                                                                         1996        1995
                                                                    ----------    -------------
Cash flows from operating activities:
     Net earnings                                                     $  2,571       $  3,986
     Adjustments to reconcile net earnings
          to net cash provided by operating activities
         Depreciation and amortization                                   8,251          8,062
         Deferred income taxes                                           1,810          1,090
         Provision for losses on accounts receivable                        60             60
         Amortization of deferred compensation                              14             11
         Change in assets and liabilities:
              (Increase) decrease in accounts receivable                (4,501)         2,094
              (Increase) decrease in inventories and supplies             (359)           240
              Increase in prepaid expenses and other current assets     (7,377)        (3,597)
              Decrease in other assets                                      70             54
              Increase in accounts payable, accrued liabilities
                   and claims accruals                                  13,403          2,929
                                                                      --------       --------
                  Net cash provided by operating activities             13,942         14,929
                                                                      --------       --------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                        1,744         10,022
     Capital expenditures                                              (35,246)       (24,159)
     Payments received on contracts receivable                             104             57
                                                                      --------       --------
                  Net cash used in investing activities                (33,398)       (14,080)
                                                                      --------       --------

See accompanying notes to condensed consolidated financial statements

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                                   (unaudited)
                                 (in thousands)

                                                                    Three months ended March 31,
                                                                         1996        1995
                                                                    -----------    ------------
Cash flows from financing activities:
     Repayments of long-term debt                                      $ (5,445)     $ (5,592)
     Increase in borrowings under revolving
          line of credit                                                  8,500         2,750
     Increase in long-term debt                                          15,026            --
     Proceeds from issuance of common stock                                  14            45
     Purchase of treasury stock                                              --        (1,207)
                                                                       --------      --------
                  Net cash provided by (used in)
                       financing activities                              18,095        (4,004)
                                                                       --------      --------

Net decrease in cash                                                     (1,361)       (3,155)
Cash at beginning of period                                               2,627         4,033
                                                                       --------      --------
Cash at end of period                                                  $  1,266      $    878
                                                                       ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
         Interest                                                      $  1,407      $  1,734
         Income taxes                                                  $      5      $  2,362
                                                                       ========      ========

Supplemental schedule of noncash investing and financing activities:
         Equipment sales contracts receivable                          $  3,159      $  2,146
         Direct financing for purchase of equipment                    $     --      $ 20,225
         Treasury stock purchase transaction settled in April 1995     $     --      $    386
                                                                       ========      ========

                           SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                       Notes to condensed consolidated financial statements
                                             (unaudited)

Note 1.           Basis of Presentation

                  The condensed consolidated financial statements include the accounts of Swift Transportation Co., Inc., a Nevada holding company, and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

                  The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed consolidated financial statements and notes thereto be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.           Contingencies

                  The Company is involved in certain claims and pending litigation arising from the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition of the Company.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Overview
- --------

The trend in the truckload segment of the motor carrier industry over the past several years has been towards shippers' use of a relatively small number of financially stable "core carriers". This trend has resulted in consolidation of the truckload industry. However, the truckload industry remains highly fragmented. Management believes that this industry trend towards core carriers will continue and will result in continued industry consolidation. In response to this trend, the Company has expanded its fleet to 4,077 tractors as of March 31, 1996 from 3,696 tractors as of March 31, 1995. This net fleet growth was accomplished through internal growth including expansion of the Company's owner operator fleet from 311 as of March 31, 1995 to 574 as of March 31, 1996.

Results of Operations
- ---------------------

Operating revenue increased $17.8 million to $124.5 million or 16.7% for the three months ended March 31, 1996 from $106.7 million for the corresponding period of 1995. The increase in operating revenue is primarily the result of the expansion of the Company's fleet.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first quarter of 1996 was 95.4% compared to 92.0% in the comparable period in 1995. The Company's operating revenue and operating ratio in 1996 was impacted by overall soft shipper demand, harsh winter conditions and an increase in fuel costs. The soft shipper demand resulted in lower equipment utilization and a slightly lower revenue per mile. The Company's empty mile factor was 13.8% and 14.1% and average linehaul revenue per mile was $1.27 and $1.28 for the first quarter of 1995 and 1994, respectively. The Company believes that the soft shipper demand will continue to impact the Company's results of operations through the second quarter of 1996. The Company will continue to acquire revenue equipment as replacement equipment under its three year replacement program. Significant differences in the components of operating expenses as a percentage of operating revenue are explained below.

Salaries, wages and employee benefits represented 37.3% of operating revenue for the three months ended March 31, 1996 compared with 37.1% for the first quarter of 1995. From time to time industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

Fuel and fuel taxes were 14.2% of operating revenue in the first quarter of 1996 versus 14.3% for the first quarter of 1995. Fuel expense as a percent of revenue adjusted for owner operator revenue for which the owners bear the fuel expense was approximately 16.0% and 15.4% for the first quarters of 1996 and 1995, respectively. In the latter part of the first quarter of 1996, fuel costs increased and overall prices at March 31, 1996 were approximately 8 cents per gallon higher than at March 31, 1995. Also, fuel consumption in 1996 was higher than in 1995 due to increased idle time as a result of the harsh winter conditions in 1996.

Fuel costs have continued to increase and on April 11, 1996 the Company implemented a fuel surcharge program to pass on to its customers the incremental fuel cost increases. There can be no assurance, however, that the fuel surcharge program will successfully pass on to its customers the increase in fuel prices. Increases in fuel costs (including fuel taxes), to the extent not offset by rate increases or fuel surcharges, could have an adverse effect on the operations and profitability of the Company. Management believes that the most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. Therefore, the Company does not use derivative-type hedging products.

Purchased transportation as a percentage of operating revenue was 11.9% for the first quarter of 1996 versus 7.0% during the first quarter of 1995. The increase is due to the growth of the Owner operator fleet to 574 at March 31, 1996 from 311 as of March 31, 1995.

Rental expense represented 6.5% and 6.3% of operating revenue for the quarters ended March 31, 1996 and 1995, respectively. Leased tractors at March 31, 1996 and 1995 represented approximately 45% of the total Company fleet (exclusive of owner operators). The Company's decision to buy or lease new and replacement revenue equipment is based upon the overall economic impact of the alternative financing methods, including market prices available and income tax considerations. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on the activities are recorded as a reduction of rent expense. During the first quarter of 1996 such gains were $167,000.

Depreciation and amortization expense decreased as a percentage of operating revenue to 6.6% in the first quarter of 1996 from 7.6% in the corresponding period of 1995. The decrease in depreciation and amortization as a percent of operating revenue is due to the expansion of the owner operator fleet. The Company includes gains and losses from the sale of revenue equipment in depreciation and amortization expense. During the three month period ended March 31, 1996 net gains from the sale of revenue equipment totalled $262,000 as compared to $499,000 in the corresponding period of 1995.

The Company has decided to replace substantially all of its fleet of double van trailers with 13'-6" high 53 foot trailers to be used in the Eastern United States and 14 foot high 53 foot trailers to be used in the Western United States. Management believes that this conversion to a standardized fleet of 53 foot trailers will provide cost reductions such as lower licensing costs, simplified driver training and increased equipment utilization. The conversion to a standarized fleet of 53 foot trailers will result in the sale of substantially all of the Company's fleet of double van trailers. While the Company believes that the market value of its double van trailer fleet is currently greater than the book value, there can be no assurance the market value of such equipment will not decline or that the sale of such equipment will result in gains. The sale of the Company's double van trailer fleet may result in significant fluctuations in the amount of gains or losses recorded in any given quarter. The amount of such gains or losses recorded in a particular quarter will be dependent upon the quantity of trailers sold and the prevailing market prices for used trailering equipment.

Insurance and claims expense represented 3.6% and 3.7% of operating revenue in the first quarter of 1996 and 1995, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of the pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

Inflation can be expected to have an impact on the Company's operating costs. A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect the Company's result of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years.

Liquidity and Capital Resources
- -------------------------------

The growth in the Company's business has required significant investment in new revenue equipment, upgraded and expanded facilities, and enhanced computer hardware and software. The funding for this expansion has been from cash provided by operating activities, proceeds from the sale of revenue equipment, long-term debt, borrowings on the Company's revolving line of credit, the use of operating leases to finance the acquisition of revenue equipment and from public offerings of common stock.

Net cash provided by operating activities was $13.9 million in the first quarter of 1996 compared to $14.9 million in the first quarter of 1995. The decrease is due primarily to increases in accounts receivable and prepaid expenses offset by increases in accounts payable, accrued liabilities and claims accruals.

Accounts receivable increased to $63.5 million at March 31, 1996 from $56.5 million at December 31, 1995. The increase is primarily due to a $3.5 million increase in revenues from fourth quarter 1995 to first quarter 1996 and to increases in receivables from equipment manufacturers of $2.6 million.

Prepaid expenses increased by $7.4 million from December 31, 1995 to March 31, 1996. The increase is due primarily to significant annual license fees which are prepaid in the first quarter of each year and amortized through the balance of the calendar year.

Cash used in investing activities increased to $33.4 million in the first quarter of 1996 from $14.1 million in the corresponding quarter of 1995. This increase was the result of increased capital expenditures, net of proceeds from the sale of property and equipment.

Revenue and service equipment increased to $281.3 million at March 31, 1996 from $259.4 million at December 31, 1995 primarily due to the expansion of the Company's fleet of owned tractors from 1,839 at December 31, 1995 to 1,918 at March 31, 1996 and the purchase of approximately 790 trailers in the first quarter of 1996. As described above, the Company is replacing its double-van trailer configurations with 53 foot vans.

As of March 31, 1996, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $130 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first quarter of 1996, the Company incurred approximately $7.5 million of non-revenue equipment capital expenditures. These expenditures were primarily for the completion of the construction of the Company's terminal facility in Edwardsville, Kansas and for continued construction of the Company's new headquarters facility in Phoenix, Arizona.

The Company anticipates that it will expend approximately $25.0 million during 1996 to complete construction of the Company's new headquarters facility in Phoenix, Arizona, the Edwardsville terminal facility, the various terminal facility upgrades, and certain capital requirements relating to a new trailer configuration designed for railroad intermodal services. 1996 expenditures could exceed this estimate if construction plans change for the new headquarters facilities or if additional facilities are required to support the Company's continued growth.

The funding for these capital expenditures will be from a combination of cash provided by operating activities, long-term debt including $15 million borrowed to finance the new Phoenix headquarters facility, amounts available under the Company's $36 million revolving line of credit and lease financing.

Net cash provided by financing activities amounted to $18.1 million in the first quarter of 1996 compared to net cash used in financing activities of $4.0 million in the first quarter of 1995. The increase in cash provided by financing activities is due to increases in borrowings under revolving line of credit and long-term debt.

The Company believes that it will be able to finance its needs for working capital and facilities improvements and expansion as well as anticipated fleet growth through cash flows from future operations, borrowings available under its revolving line of credit and through long-term debt and operating lease financing believed to be available to finance revenue equipment acquisitions. Over the long term, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. The Company's operating expenses also tend to be higher in the winter months primarily due to increased operating costs in colder weather and higher fuel consumption due to increased idle time.

                               SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                                        PART II OTHER INFORMATION


Item 1.                    Legal Proceedings

                           No reportable events or material changes occurred during the quarter for which this report is filed.

Items 2, 3,
   4 and 5.                Not applicable


Item 6.                    Exhibits and reports on Form 8-K

                           (a) Exhibit 11 - Schedule of Computation of Net Earnings Per Share (see attached)

                           (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Swift Transportation Co., Inc.
                         ------------------------------





Date:    May 10, 1996
                                                       /s/ William F. Riley III
                                                       ------------------------
                                                           (Signature)

                                                          William F. Riley III
                                                        Chief Financial Officer