Form 10-Q
period 1996-06-30
SWIFT TRANSPORTATION CO INC
filed 1996-08-13
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                       ----------------------------------

                                    Form 10-Q

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       or

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

                                    YES  X  NO
                                        ---    ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 6, 1996)

                Common stock, $.001 par value: 24,866,432 shares

                                     PART I

                              FINANCIAL INFORMATION


                                                                         Page
                                                                        Number
Item 1.      Financial statements

             Condensed consolidated balance sheets
                 as of June 30, 1996 (unaudited) and
                 December 31, 1995                                       1 - 2

             Condensed consolidated statements of
                  earnings (unaudited) for the three month and
                  six month periods ended June 30, 1996 and 1995             3

             Condensed consolidated statements of cash
                  flows (unaudited) for the six month
                  periods ended June 30, 1996 and 1995                   4 - 5

             Notes to condensed consolidated financial
                  statements                                                 6


Item 2.      Management's discussion and analysis of
                  financial condition and results of
                  operations                                            7 - 12



                                     PART II

                                OTHER INFORMATION

                                                                         Page
                                                                        Number

Items 1, 2,
3, and 5.    Not applicable

Item 4.      Submission of Matters to a Vote of Security Holders           13

Item 6.      Exhibits and Reports on Form 8-K                              13

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed consolidated balance sheets
                             (dollars in thousands)

                                                      June 30,  December 31,
                                                        1996        1995
                                                    ----------- -----------
                                                    (unaudited)
         Assets

Current assets:
     Cash and cash equivalents ....................   $  3,580   $  2,627
     Accounts receivable, net .....................     65,457     55,897
     Equipment sales receivables ..................      7,133        596
     Inventories and supplies .....................      4,331      3,223
     Prepaid taxes, licenses and
          insurance ...............................      9,558      4,964
     Assets held for sale .........................      4,063        ---
     Current deferred tax asset ...................      1,740      1,250
                                                      --------   --------
         Total current assets .....................     95,862     68,557
                                                      --------   --------

Property and equipment, at cost:
     Revenue and service equipment ................    287,364    259,362
     Land .........................................      7,714     10,226
     Facilities and improvements ..................     44,459     35,936
     Furniture and office equipment ...............     11,565     10,295
                                                      --------   --------
          Total property and equipment ............    351,102    315,819
     Less accumulated depreciation and amortization     94,089     82,946
                                                      --------   --------
           Net property and equipment .............    257,013    232,873

Contracts receivable, less current portion ........        242        349
Other assets ......................................        599        590
Goodwill ..........................................      8,601      8,939
                                                      --------   --------

                                                      $362,317   $311,308
                                                      ========   ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                (dollars in thousands, except per share amounts)

                                                                  June 30,          December 31,
                                                                   1996                1995
                                                                -----------         -----------
                                                                (unaudited)
Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                           $   18,973           $   13,089
     Accrued liabilities                                            22,839               15,508
     Claims accruals                                                13,253               10,457
     Current portion of long-term debt                              23,747               22,768
                                                                ----------            ---------
         Total current liabilities                                  78,812               61,822
                                                                ----------            ---------

Borrowings under revolving line of credit                           27,250               11,750
Long-term debt, less current portion                                58,552               57,204
Claims accruals                                                     18,306               13,647
Deferred income taxes                                               34,205               32,050

Stockholders' equity:
     Preferred stock, par value $.001 per share
          Authorized 1,000,000 shares; none issued                      --                   --
     Common stock, par value $.001 per share.
          Authorized 75,000,000 shares; issued
          25,084,132 and 24,877,534 shares at
          June 30, 1996 and December 31, 1995, respectively             25                   25
     Additional paid-in capital                                     46,899               45,885
     Retained earnings                                             101,684               92,341
                                                                 ---------           ----------
                                                                   148,608              138,251
     Less 220,700 shares of treasury stock, at cost                  3,416                3,416
                                                               -----------          -----------
                  Net stockholders' equity                         145,192              134,835
                                                                 ---------            ---------

Contingencies
                                                                  $362,317             $311,308
                                                                  ========             ========

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed consolidated statements of earnings
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                   Three months                Six months
                                                   ended June 30,            ended June 30,
                                                 1996         1995         1996         1995
                                               ---------    ---------    ---------    ---------
Operating revenue                              $ 137,210    $ 111,940    $ 261,734    $ 218,655
Operating expenses:
     Salaries, wages and employee
       benefits                                   49,037       42,281       95,532       81,959
     Operating supplies and expenses              12,035        9,302       24,255       19,477
     Fuel and fuel taxes                          18,607       14,853       36,330       30,089
     Purchased transportation                     16,713        9,169       31,570       16,684
     Rental expense                                6,427        5,574       14,493       12,321
     Insurance and claims                          4,945        2,346        9,470        6,257
     Depreciation and amortization                 8,608        7,297       16,859       15,359
     Communication and utilities                   1,973        1,704        3,952        3,609
     Operating taxes and licenses                  4,904        4,193        9,596        9,143
                                               ---------    ---------    ---------    ---------
         Total operating expenses                123,249       96,719      242,057      194,898
                                               ---------    ---------    ---------    ---------
         Operating income                         13,961       15,221       19,677       23,757
                                               ---------    ---------    ---------    ---------

Other (income) expenses:
     Interest expense                              1,953        1,908        3,439        3,669
     Interest income                                  (6)          (9)         (39)         (19)
     Other                                           (83)        (132)        (281)        (253)
                                               ---------    ---------    ---------    ---------
         Other (income) expenses, net              1,864        1,767        3,119        3,397
                                               ---------    ---------    ---------    ---------
         Earnings before income taxes             12,097       13,454       16,558       20,360
Income taxes                                       5,325        5,690        7,215        8,610
                                               ---------    ---------    ---------    ---------
         Net earnings                          $   6,772    $   7,764    $   9,343    $  11,750
                                               =========    =========    =========    =========

Net earnings per common and
  equivalent share                             $     .27    $     .31    $     .37    $     .46
                                               =========    =========    =========    =========
Shares used in per share
  calculations                                    25,495       25,274       25,452       25,325
                                               =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed consolidated statements of cash flows
                                   (unaudited)
                                 (in thousands)

                                                                 Six months ended June 30,
                                                                     1996        1995
                                                                   --------    --------
Cash flows from operating activities:
     Net earnings                                                  $  9,343    $ 11,750
     Adjustments to reconcile net earnings
          to net cash provided by operating activities
     Depreciation and amortization                                   16,859      15,359
     Deferred income taxes                                            1,665       3,070
     Provision for losses on accounts receivable                        120         260
     Amortization of deferred compensation                               37          29
     Change in assets and liabilities:
          Increase in accounts receivable                            (9,680)     (5,740)
          (Increase) decrease in inventories and supplies            (1,108)        350
          Increase in prepaid expenses                               (4,594)     (3,572)
          (Increase) decrease in other assets                            (9)        145
          Increase in accounts payable, accrued liabilities
               and claims accruals                                   20,670       4,542
                                                                   --------    --------
         Net cash provided by operating activities                   33,303      26,193
                                                                   --------    --------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                    10,419      28,148
     Capital expenditures                                           (61,680)    (34,892)
     Payments received on contracts receivable                          107         106
                                                                   --------    --------
         Net cash used in investing activities                      (51,154)     (6,638)
                                                                   --------    --------

See accompanying notes to condensed consolidated financial statements

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                                   (unaudited)
                                 (in thousands)

                                                                 Six months ended June 30,
                                                                    1996        1995
                                                                  --------    -------
Cash flows from financing activities:
     Repayments of long-term debt                                 $(12,699)   $(13,238)
     Proceeds from issuance of long-term debt                       15,026        --
     Increase (decrease) in borrowings under revolving
          line of credit                                            15,500      (6,200)
     Proceeds from issuance of common stock
       under stock option and stock purchase plans                     977       1,243
     Purchase of treasury stock                                         --      (2,371)
                                                                  --------    --------
         Net cash provided by (used in)
              financing activities                                  18,804     (20,566)
                                                                  --------    --------

Net increase (decrease) in cash                                        953      (1,011)
Cash at beginning of period                                          2,627       4,033
                                                                  --------    --------
Cash at end of period                                             $  3,580    $  3,022
                                                                  ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                                     $  3,070    $  3,699
     Income taxes                                                 $  3,608    $  4,724
                                                                  ========    ========

Supplemental schedule of noncash investing and
     financing activities:
     Equipment sales receivables                                  $  7,133    $  4,194
     Direct financing for purchase of equipment                   $     --    $ 34,010
                                                                  ========    ========

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              Notes to condensed consolidated financial statements
                                   (unaudited)

Note 1        Basis of Presentation

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

Note 3.       Revolving Line of Credit

              On June 25, 1996 the Company amended its Credit Agreement to extend the maturity date of its revolving line of credit from May 31, 1997 to September 30, 1997.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Overview

The trend in the truckload segment of the motor carrier industry over the past several years has been towards shippers' use of a relatively small number of financially stable "core carriers". This trend has resulted in consolidation of the truckload industry. However, the truckload industry remains highly fragmented. Management believes that this industry trend towards core carriers will continue and will result in continued industry consolidation. In response to this trend, the Company has expanded its fleet to 4,362 tractors as of June 30, 1996 from 3,778 tractors as of June 30, 1995. This net fleet growth was accomplished through internal growth including expansion of the Company's owner operator fleet from 354 as of June 30, 1995 to 612 as of June 30, 1996.


Results of Operations

Three Months Ended June 30, 1996 compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

Operating revenue increased $25.3 million or 22.6% to $137.2 million for the three months ended June 30, 1996 from $111.9 million for the corresponding period of 1995. The increase in operating revenue is primarily the result of the expansion of the Company's fleet.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the second quarter of 1996 was 89.9% compared to 86.4% in the comparable period of 1995. The Company's operating revenue and operating ratio for the three months ended June 30, 1996 was impacted by overall soft economic conditions in April 1996 and higher fuel costs. This resulted in lower equipment utilization and a slightly lower revenue per mile. The Company's empty mile factor was 14.3% and 14.4% and average linehaul revenue per mile was $1.098 and $1.113 in the second quarter of 1996 and 1995, respectively. Significant differences in the components of operating expenses as a percentage of operating revenue are explained below.

Salaries, wages and employee benefits represented 35.7% of operating revenue for the three months ended June 30, 1996 compared with 37.8% for the second quarter of 1995. The decrease is due primarily to expansion of the Company's owner operator fleet. (See purchased transportation below).

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

Fuel as a percentage of operating revenue was 13.6% for the second quarter of 1996 versus 13.3% for the corresponding quarter of 1995 even though fuel costs were offset in part by an increase in the number of owner operators who are responsible for their own fuel. Actual fuel cost per gallon increased by approximately 14 cents per gallon in the second quarter of 1996 versus the second quarter of 1995. On April 11, 1996, the Company implemented a fuel surcharge program which recovered approximately one-half of the increase in fuel cost.

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

Purchased transportation as a percentage of operating revenue was 12.2% for the three months ended June 30, 1996 compared to 8.2% in 1995. The increase is due to the growth of the owner operator fleet to 612 as of June 30, 1996 from 354 as of June 30, 1995.

Rental expense as a percentage of operating revenue was 4.7% of the second quarter of 1996 versus 5.0% for the second quarter of 1995. At June 30, 1996 and 1995 leased tractors represented 49% and 44%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. During the second quarter of 1996 and 1995, respectively, the Company recorded gains of approximately $1.7 million and $845,000 from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 6.3% in the second quarter of 1996 versus 6.5% in the corresponding quarter of 1995. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended June 30, 1996, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $440,000 compared to approximately $1.5 million in the second quarter of 1995. Exclusive of gains, which reduced depreciation and amortization expense, the percentage in the second quarter of 1996 and 1995 to operating revenue was 6.6% and 7.8%, respectively. The decrease in 1996 is due to expansion of the owner operator fleet.

The Company is replacing substantially all of its fleet of double van trailers with 13'-6" high 53 foot trailers to be used in the Eastern United States and 14' high 53 foot trailers to be used in the Western United States. Management believes that this conversion to a standardized fleet of 53' trailers will provide cost reductions such as lower licensing costs, simplified driver training and increased equipment utilization. The conversion to a standardized fleet of 53' trailers will result in the sale of substantially all of the Company's fleet of double van trailers. While the Company believes that the market value of its double van trailer fleet is currently greater than the book value, there can be no assurance the market value of such equipment will not decline or that the sale of such equipment will result in gains. The sale of the Company's double van trailer fleet may result in significant fluctuations in the amount of gains or losses recorded in any given quarter. The amount of such gains or losses recorded in a particular quarter will be dependent upon the quantity of trailers sold and the prevailing market prices for used trailering equipment.

Insurance and claims expense represented 3.6% and 2.1% of operating revenue in the second quarter of 1996 and 1995, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. During the three month period ended June 30, 1995, the Company settled certain claims on favorable terms. The effect of these settlements and the resulting effect on the estimates of future claims development had a favorable impact on the amount of recorded claims expense for the period.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995
- -----------------------------------------------------------------------------

Operating revenue increased $43.1 million, or 19.7%, to $261.7 million for the six months ended June 30, 1996 from $218.7 million for the corresponding period of the previous year. The increase in operating revenue is due primarily to the expansion of the Company's fleet to 4,362 tractors at June 30, 1996 from 3,778 at June 30, 1995.

The Company's operating ratio was 92.5% and 89.1% in the first half of 1996 and 1995, respectively. The Company's operating revenue and operating ratio for the six months ended June 30, 1996 was impacted by overall soft shipper demand in the first four months of 1996, harsh winter conditions and an increase in fuel costs. This resulted in lower equipment utilization and a slightly lower revenue per mile. The Company's empty mile factor was 14.1% and 14.3% and the average rate per mile was $1.097 and $1.108 for the six months ended June 30, 1996 and 1995, respectively.

Salaries, wages and employee benefits represented 36.5% of operating revenue for the six months ended June 30, 1996 compared with 37.5% for the comparable period of 1995. The improvement is due primarily to the increase in owner operators.

Depreciation and amortization expense was 6.4% of operating revenue for the six months ended June 30, 1996 versus 7.0% for the comparable period in 1995. During the six months ended June 30, 1996 the Company recorded gains on the sale of revenue equipment of $690,000 compared with approximately $2.0 million in the first six months of 1995. Exclusive of gains, which reduced depreciation and amortization expense, the percentage in the first six months of 1996 and 1995 to operating revenue was 6.7% and 7.9%, respectively. The decrease in 1996 is primarily attributable to the increase in owner operators.

Insurance and claims expense represented 3.6% and 2.9% of operating revenue in the first half of 1996 and 1995, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

Inflation can be expected to have an impact on the Company's operating costs. A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect the Company's results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years.


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

Net cash provided by operating activities was $33.3 million in the first half of 1996 compared to $26.2 million in the first half of 1995. The increase is primarily attributable to increases in accounts payable, accrued liabilities and claims accruals offset by increases in accounts receivable, inventories and supplies and prepaid expenses and a smaller net earnings.

Net cash used in investing activities increased to $51.2 million in the first half of 1996 from $6.6 million in the first half of 1995. The increase is due primarily to larger increases for the purchases of revenue equipment and for facilities and improvements, which were offset by smaller proceeds from sale of property and equipment.

Accounts receivable increased to $65.5 million at June 30, 1996 from $55.9 million at December 31, 1995. The increase is primarily due to a $16.2 million increase in revenues from fourth quarter 1995 to second quarter 1996.

Equipment sales receivables increased to $7.1 million at June 30, 1996. The increase is primarily attributable to sales of revenue equipment disposed of in connection with the Company's normal policy of replacing tractors in service every three years.

Prepaid expenses increased by $4.6 million from December 31, 1995 to June 30, 1996. The increase is due primarily to significant annual license fees which are prepaid in the first quarter of each year and amortized through the balance of the calendar year.

Revenue and service equipment increased to $287.4 million at June 30, 1996 from $259.4 million at December 31, 1995 primarily due to the expansion of the Company's fleet of owned tractors from 1,839 at December 31, 1995 to 1,913 at June 30, 1996 and the purchase of approximately 1,540 trailers in the first half of 1996. As described above, the Company is replacing its double-van trailer configurations with 53 foot vans.

As of June 30, 1996, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $65 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first half of 1996, the Company incurred approximately $14 million of non-revenue equipment capital expenditures. These expenditures were primarily for the completion of the construction of the Company's terminal facility in Edwardsville, Kansas and for continued construction of the Company's new headquarters facility in Phoenix, Arizona. In the second quarter of 1996, the Company relocated its corporate headquarters facility to a newly constructed facility in Phoenix, Arizona. The former headquarters facility is currently held for sale and the net assets are reflected as such on the accompanying consolidated balance sheets.

The Company anticipates that it will expend approximately $1.5 million to complete construction of the Company's new headquarters facility in Phoenix, Arizona and $3.8 million for various facilities upgrades and acquisitions of terminal facilities in Memphis, Tennessee; Columbus, Ohio; and Denver, Colorado.

The funding for capital expenditures has been and will be from a combination of cash provided by operating activities, long-term debt including $15 million borrowed to finance the new Phoenix headquarters facility, amounts available under the Company's $36 million revolving line of credit and lease financing.

Net cash provided by financing activities amounted to $18.8 million in the first half of 1996 compared to net cash used in financing activities of $20.6 million in the first half of 1995. In 1996, the increase in cash provided by financing activities is due to increases in borrowings under revolving line of credit and long-term debt net of repayments of long-term debt.

The net use of cash in financing activities in 1995 was primarily the result of repayments of long-term debt of $13.2 million and reductions in borrowings under the revolving line of credit of $6.2 million. As of June 30, 1996, the Company had $8.8 million available under its revolving line of credit. On June 25, 1996 the Company amended its Credit Agreement to extend the maturity of its revolving line of credit from May 31, 1997 to September 30, 1997.

Management believes that it will be able to finance its needs for working capital and facilities improvements and expansion as well as anticipated fleet growth through cash flows from future operations, borrowings available under its revolving line of credit and through long-term debt and operating lease financing believed to be available to finance revenue equipment acquisitions. Over the long term, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.

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

Items 2, 3 and 5.          Not applicable

Item 4.                    Submission of Matters to a Vote of Security Holders

                           The Company's Annual Meeting of Stockholders was held on May 23, 1996. At the Annual Meeting, the stockholders elected Jerry C. Moyes, William F. Riley III and Lou A. Edwards to serve as Directors for three-year terms. Rodney K. Sartor, Earl H. Scudder, Jr., and Alphonse E. Frei continued as Directors after the meeting. No matters other than the election of directors were voted on at the Annual Meeting.

                           Shareholders representing 23,920,975 shares or 97.02% were present in person or by proxy at the Annual Meeting. There were no broker non-votes on this proposal. A tabulation with respect to each nominee for office is as follows:

                                                                                                   Votes
                                                                    Votes            Votes       Against or
                                                                    Cast              For         Withheld
                                       Jerry C. Moyes             23,879,590      23,879,507      41,468

                                       William F. Riley III       23,879,590      23,879,378      41,597

                                       Lou A. Edwards             23,879,590      23,877,290      43,685

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



                         Swift Transportation Co., Inc.
                         ------------------------------




                                          /s/ William F. Riley III
Date:         August 13, 1996             --------------------------------------
                                                          (Signature)

                                                     William F. Riley III
                                                   Chief Financial Officer
                                     Page 14