Form 10-Q
period 1996-09-30
SWIFT TRANSPORTATION CO INC
filed 1996-11-14
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                       _________________________________

                                    Form 10-Q

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 13, 1996)

                Common stock, $.001 par value: 25,002,084 shares

                                     PART I

                              FINANCIAL INFORMATION

                                                                                                              Page
                                                                                                             Number
Item 1.           Financial statements

                  Condensed consolidated balance sheets
                      as of September 30, 1996 (unaudited) and
                      December 31, 1995                                                                       1 - 2

                  Condensed consolidated statements of
                       earnings (unaudited) for the three month and
                       nine month periods ended September 30, 1996 and 1995                                       3

                  Condensed consolidated statements of cash
                       flows (unaudited) for the nine month
                       periods ended September 30, 1996 and 1995                                              4 - 5

                  Notes to condensed consolidated financial
                       statements                                                                             6 - 7


Item 2.           Management's discussion and analysis of
                       financial condition and results of
                       operations                                                                            8 - 14



                                     PART II

                                OTHER INFORMATION

                                                                                                              Page
                                                                                                             Number

Items 1, 2,
3, 4 and 5.       Not applicable


Item 6.           Exhibits and Reports on Form 8-K                                                               15

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed consolidated balance sheets
                             (dollars in thousands)

                                                          September 30,   December 31,
                                                              1996           1995
                                                          -------------   ------------
                                                           (unaudited)
         Assets
         ------

Current assets:
     Cash and cash equivalents                              $  4,616       $  2,627
     Accounts receivable, net                                 72,579         55,897
     Equipment sales receivables                               7,608            596
     Inventories and supplies                                  5,094          3,223
     Prepaid taxes, licenses and insurance                     6,963          4,964
     Assets held for sale                                      4,083            ---
     Current deferred tax asset                                3,370          1,250
                                                            --------       --------
         Total current assets                                104,313         68,557
                                                            --------       --------

Property and equipment, at cost:
     Revenue and service equipment                           297,260        259,362
     Land                                                      7,714         10,226
     Facilities and improvements                              49,394         35,936
     Furniture and office equipment                           12,032         10,295
                                                            --------       --------
          Total property and equipment                       366,400        315,819
     Less accumulated depreciation and amortization           93,008         82,946
                                                            --------       --------
           Net property and equipment                        273,392        232,873

Contracts receivable                                             243            349
Other assets                                                   1,004            590
Goodwill                                                       9,625          8,939
                                                            --------       --------

                                                            $388,577       $311,308
                                                            ========       ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

           (dollars in thousands, except share and per share amounts)

                                                                          September 30,    December 31,
                                                                              1996            1995
                                                                          -------------    ------------
                                                                          (unaudited)

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                                      $ 18,806         $ 13,089
     Accrued liabilities                                                     29,786           15,508
     Claims accruals                                                         15,047           10,457
     Current portion of long-term debt                                       24,086           22,768
                                                                           --------         --------
         Total current liabilities                                           87,725           61,822
                                                                           --------         --------

Borrowings under revolving line of credit                                    40,000           11,750
Long-term debt, less current portion                                         52,010           57,204
Claims accruals                                                              19,209           13,647
Deferred income taxes                                                        32,910           32,050

Stockholders' equity:
     Preferred stock, par value $.001 per share
          Authorized 1,000,000 shares; none issued                               --               --
     Common stock, par value $.001 per share
          Authorized 75,000,000 shares; issued
          25,221,784 and 24,877,534 shares at
          September 30, 1996 and December 31, 1995, respectively                 25               25
     Additional paid-in capital                                              48,979           45,885
     Retained earnings                                                      111,135           92,341
                                                                           --------         --------
                                                                            160,139          138,251
     Less 220,700 shares of treasury stock, at cost                           3,416            3,416
                                                                           --------         --------
                  Net stockholders' equity                                  156,723          134,835
                                                                           --------         --------
Contingencies
                                                                           --------         --------
                                                                           $388,577         $311,308
                                                                           ========         ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed consolidated statements of earnings
                                   (unaudited)
                    (in thousands, except per share amounts)

                                             Three months               Nine months
                                          ended September 30,       ended September 30,
                                           1996         1995         1996        1995
                                        ---------    ---------    ---------    ---------
Operating revenue                       $ 146,739    $ 118,463    $ 408,473    $ 337,118
Operating expenses:
     Salaries, wages and employee
       benefits                            49,539       44,511      145,071      126,470
     Operating supplies and expenses       13,575       10,373       37,830       29,850
     Fuel and fuel taxes                   18,846       14,601       55,176       44,690
     Purchased transportation              18,968       11,916       50,538       28,600
     Rental expense                         7,295        6,676       21,788       18,997
     Insurance and claims                   5,416        3,373       14,886        9,630
     Depreciation and amortization          8,680        7,976       25,539       23,335
     Communication and utilities            2,100        2,046        6,052        5,655
     Operating taxes and licenses           4,592        4,858       14,188       14,001
                                        ---------    ---------    ---------    ---------
         Total operating expenses         129,011      106,330      371,068      301,228
                                        ---------    ---------    ---------    ---------
         Operating income                  17,728       12,133       37,405       35,890
                                        ---------    ---------    ---------    ---------

Other (income) expenses:
         Interest expense                   1,830        1,753        5,269        5,421
     Interest income                           (9)         (35)         (48)         (53)
     Other                                   (119)        (119)        (400)        (372)
                                        ---------    ---------    ---------    ---------
         Other (income) expenses, net       1,702        1,599        4,821        4,996
                                        ---------    ---------    ---------    ---------
         Earnings before income taxes      16,026       10,534       32,584       30,894
Income taxes                                6,575        4,520       13,790       13,130
                                        ---------    ---------    ---------    ---------
         Net earnings                   $   9,451    $   6,014    $  18,794    $  17,764
                                        =========    =========    =========    =========

Net earnings per common and
  equivalent share                      $     .37    $     .24    $     .74    $     .70
                                        =========    =========    =========    =========
Shares used in per share
  calculations                             25,556       25,363       25,488       25,342
                                        =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed consolidated statements of cash flows
                                   (unaudited)
                                 (in thousands)

                                                               Nine months ended
                                                                 September 30,
                                                                1996        1995
                                                              --------    --------
Cash flows from operating activities:
     Net earnings                                             $ 18,794    $ 17,764
     Adjustments to reconcile net earnings
          to net cash provided by operating activities
     Depreciation and amortization                              25,539      23,335
     Deferred income taxes                                      (1,260)      4,530
     Provision for losses on accounts receivable                   180         645
     Amortization of deferred compensation                          18          40
     Change in assets and liabilities:
          Increase in accounts receivable                      (16,862)    (11,852)
          (Increase) decrease  in inventories and supplies      (1,871)        790
          Increase in prepaid expenses                          (1,777)       (830)
          (Increase) decrease in other assets                     (424)        258
          Increase in accounts payable, accrued liabilities
               and claims accruals                              30,147       7,351
                                                              --------    --------
         Net cash provided by operating activities              52,484      42,031
                                                              --------    --------

Cash flows from investing activities:
     Proceeds from sale of property and equipment               22,994      36,736
     Capital expenditures                                      (93,979)    (50,240)
     Cash expended for purchase of Navajo Shippers              (5,148)       --
     Payments received on contracts receivable                     106          91
                                                              --------    --------
         Net cash used in investing activities                 (76,027)    (13,413)
                                                              --------    --------

See accompanying notes to condensed consolidated financial statements

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                                   (unaudited)
                                 (in thousands)

                                                                                    Nine months ended
                                                                                       September 30,
                                                                                     1996         1995
                                                                                   --------    --------
Cash flows from financing activities:
     Repayments of long-term debt                                                  $(18,902)   $(18,641)
     Proceeds from issuance of long-term debt                                        15,026         ---
     Increase (decrease) in borrowings under revolving
          line of credit                                                             28,250      (7,227)
     Proceeds from issuance of common stock
       under stock option and stock purchase plans                                    1,158       1,246
     Purchase of treasury stock                                                         ---      (2,371)
                                                                                   --------    --------
         Net cash provided by (used in)
              financing activities                                                   25,532     (26,993)
                                                                                   --------    --------

Net increase in cash                                                                  1,989       1,625
Cash at beginning of period                                                           2,627       4,033
                                                                                   --------    --------
Cash at end of period                                                              $  4,616    $  5,658
                                                                                   ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                                                      $  5,085    $  5,560
     Income taxes                                                                  $  5,150    $  6,928

Supplemental schedule of noncash investing and
    financing activities:
     Equipment sales receivables                                                   $  7,608    $  3,762
     Direct financing for purchase of equipment                                         ---      34,010
     Issuance of 90,000 shares of common stock in
     connection with the purchase of Navajo Shippers                               $  1,918    $    ---

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

Note 3.       Revolving Line of Credit

              On September 30, 1996 the Company amended its Credit Agreement to extend the maturity date of its revolving line of credit from September 30, 1997 to November 15, 1997. The Company is in final negotiations for a line of credit with maximum borrowings ranging from $100 to $125 million. The Company anticipates that a portion of the line of credit will be used to pay off existing secured revenue equipment debt with current rates exceeding the proposed line of credit rate. The new line will also be used for funding letters of credit of approximately $12 million. The proposed line of credit covenants will include limitations on funded debt (as defined) to earnings before interest, taxes and depreciation and amortization and will require a minimum debt service coverage ratio.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              Notes to condensed consolidated financial statements
                                   (unaudited)

Note 4.       Acquisition

              On September 12, 1996, the Company acquired substantially all of the operating assets utilized in the dry freight van division of Navajo Shippers, Inc. and two of its wholly-owned subsidiaries, Digby Leasing and Digby-Ringsby Truck Lines, Inc. (collectively, "Navajo Shippers"). The acquisition was accounted for as a purchase and the results of operations of Navajo Shippers have been included in the consolidated financial statements beginning on September 12, 1996. The Company acquired 287 tractors and related on-board communication equipment. The Company assumed Navajo Shipper's position on operating leases for 257 tractors and acquired 30 owner operators.

              Total consideration for the assets purchased and goodwill is approximately $7.1 million consisting of cash of approximately
              $5.1 million and 90,000 shares of the Company's common stock valued at $2.0 million. The Company will pay the sellers approximately $1.2 million for commissions on revenues expected to be generated by the Company in the 12 months following the date of acquisition. Such amount has been accounted for as goodwill. Goodwill will be amortized on a straight-line basis over 15 years.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Overview

The trend in the truckload segment of the motor carrier industry over the past several years has been towards shippers' use of a relatively small number of financially stable "core carriers". This trend has resulted in consolidation of the truckload industry. However, the truckload industry remains highly fragmented. Management believes that this industry trend towards core carriers will continue and will result in continued industry consolidation. In response to this trend, the Company has expanded its fleet to 4,674 tractors as of September 30, 1996 from 3,846 tractors as of September 30, 1995. This net fleet growth was accomplished through a combination of internal growth and the acquisition in September 1996 of substantially all of the operating assets utilized in the dry freight van division of Navajo Shippers, Inc., and two of its wholly-owned subsidiaries, Digby Leasing and Digby-Ringsby Truck Line, Inc. (collectively, "Navajo Shippers"). The acquisition added 287 tractors including 30 owner operators. The Company's owner operator fleet (including the 30 acquired in the acquisition) increased to 659 as of September 30, 1996 from 447 as of September 30, 1995.

Results of Operations

Three Months Ended  September 30, 1996 compared to three months ended
---------------------------------------------------------------------
September 30, 1995
------------------

Operating revenue increased $28.3 million or 23.9% to $146.7 million for the three months ended September 30, 1996 from $118.5 million for the corresponding period of 1995. The increase in operating revenue is primarily the result of the expansion of the Company's fleet.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the third quarter of 1996 was 87.9% compared to 89.8% in the comparable period of 1995. The Company's operating revenue and operating ratio for the three months ended September 30, 1996 improved as a result of improved shipper demand. The Company's empty mile factor was 13.7% and 13.4% and average linehaul revenue per mile was $1.111 and $1.112 in the third quarter of 1996 and 1995, respectively. Significant differences in the components of operating expenses as a percentage of operating revenue are explained below.

Salaries, wages and employee benefits represented 33.8% of operating revenue for the three months ended September 30, 1996 compared with 37.6% for the third quarter of 1995. The decrease is due primarily to expansion of the Company's owner operator fleet (see discussion of purchased transportation below) and to overall reduction in workers' compensation costs under the Company's self-insurance program.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

Fuel as a percentage of operating revenue was 12.8% for the third quarter of 1996 versus 12.3% for the corresponding quarter of 1995 even though the increase in fuel costs were offset in part by an increase in the number of owner operators who are responsible for their own fuel. Actual fuel cost per gallon increased by approximately 12 cents per gallon in the third quarter of 1996 versus the third quarter of 1995. On April 11, 1996, the Company implemented a fuel surcharge program which recovered approximately one-half of the increase in fuel cost.

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

Purchased transportation as a percentage of operating revenue was 12.9% for the three months ended September 30, 1996 compared to 10.1% in 1995. The increase is due to the growth of the owner operator fleet to 659 as of September 30, 1996 from 447 as of September 30, 1995.

Rental expense as a percentage of operating revenue was 5.0% of the third quarter of 1996 versus 5.6% for the third quarter of 1995. At September 30, 1996 and 1995 leased tractors represented 65% and 46%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. During the third quarter of 1996 and 1995, respectively, the Company recorded gains of approximately $1.3 million and $752,000 from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 5.9% in the third quarter of 1996 versus 6.7% in the corresponding quarter of 1995. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended September 30, 1996, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $770,000 compared to approximately $530,000 in the third quarter of 1995. Exclusive of gains, which reduced depreciation and amortization expense, the percentage in the third quarter of 1996 and 1995 to operating revenue was 6.4% and 7.2%, respectively. The decrease in 1996 is due to expansion of the owner operator fleet and due to the increase in the percentage of leased equipment versus owned equipment as discussed above.

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

Insurance and claims expense represented 3.7% and 2.8% of operating revenue in the third quarter of 1996 and 1995, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended
----------------------------------------------------------------------
September 30, 1995
------------------

Operating revenue increased $71.4 million, or 21.2%, to $408.5 million for the nine months ended September 30, 1996 from $337.1 million for the corresponding period of the previous year. The increase in operating revenue is due primarily to the expansion of the Company's fleet to 4,674 tractors at September 30, 1996 from 3,846 at September 30, 1995.

The Company's operating ratio was 90.8% and 89.3% in the first nine months of 1996 and 1995, respectively. The Company's operating revenue and operating ratio for the nine months ended September 30, 1996 was impacted by overall soft shipper demand in the first four months of 1996, harsh winter conditions and an increase in fuel costs. This resulted in lower equipment utilization and a slightly lower revenue per mile. The Company's empty mile factor was 13.9% and 14.0% and the average rate per mile was $1.102 and $1.110 for the nine months ended September 30, 1996 and 1995, respectively.

Salaries, wages and employee benefits represented 35.5% of operating revenue for the nine months ended September 30, 1996 compared with 37.5% for the comparable period of 1995. The improvement is due primarily to the increase in owner operators.

Purchased transportation represented 12.4% and 8.5% of operating revenue for the nine months ended September 30, 1996 and 1995, respectively. This increase is the result of the growth of the Company's owner operator fleet from 447 at September 30, 1995 to 659 at September 30, 1996.

Rental expense as a percentage of operating revenue was 5.3% for the first three quarters of 1996 versus 5.6% for the first three quarters of 1995. When it is economically feasible to do so, the Company will purchase then sell tractors it leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. During the first three quarters of 1996 and 1995, respectively, the Company recorded gains of approximately $3.2 million and $1.6 million from the sale of leased tractors.

Depreciation and amortization expense was 6.3% of operating revenue for the nine months ended September 30, 1996 versus 6.9% for the comparable period in 1995. During the nine months ended September 30, 1996 the Company recorded gains on the sale of revenue equipment of $1.5 million compared with approximately $2.5 million in the first nine months of 1995. Exclusive of gains, which reduced depreciation and amortization expense, the percentage in the first nine months of 1996 and 1995 to operating revenue was 6.6% and 7.7%, respectively.

Insurance and claims expense represented 3.6% and 2.9% of operating revenue in the first nine months of 1996 and 1995, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

Inflation

Inflation can be expected to have an impact on the Company's operating costs.* A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect the Company's results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years.

Forward-Looking Statements

This Report on Form 10-Q contains "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. See "Liquidity and Capital Resources" for discussions of important factors that may affect the validity of such forward-looking statements. Additional factors that may affect the validity of forward-looking statements are set forth in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


* Contains "Forward-Looking Statements".

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

Net cash provided by operating activities was $52.5 million in the first nine months of 1996 compared to $42.0 million in the first nine months of 1995. The increase is primarily attributable to increases in accounts payable, accrued liabilities and claims accruals offset primarily by increases in accounts receivable.

Net cash used in investing activities increased to $76.0 million in the first nine months of 1996 from $13.4 million in the first nine months of 1995. The increase is due primarily to larger increases for the purchases of revenue equipment and for facilities and improvements, which were offset by smaller proceeds from sale of property and equipment. Cash expended for investment activities also includes $5.1 million expended for the purchase of Navajo Shippers.

Accounts receivable increased to $72.6 million at September 30, 1996 from $55.9 million at December 31, 1995. The increase is primarily due to a $25.7 million increase in revenues from to third quarter 1996 as compared to the fourth quarter of 1995.

Equipment sales receivables increased $7.5 million from December 31, 1995 to September 30, 1996. The increase is primarily attributable to sales of revenue equipment disposed of in connection with the Company's normal policy of replacing tractors in service every three years.

Revenue and service equipment increased to $297.3 million at September 30, 1996 from $259.4 million at December 31, 1995 primarily due to the purchase of revenue equipment acquired in the acquisition of Navajo Shippers and to the purchase of approximately 2,800 trailers in the first nine months of 1996. As described above, the Company is replacing its double-van trailer configurations with 53 foot vans. Such purchases were offset by a decrease in owned tractors from 1,821 at September 30, 1995 to 1,416 at September 30, 1996.

As of September 30, 1996, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $140 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.*


* Contains "Forward-Looking Statements".

During the first three quarters of 1996, the Company incurred approximately $18.7 million of non-revenue equipment capital expenditures. These expenditures were primarily for the completion of the construction of the Company's terminal facility in Edwardsville, Kansas and for construction of the Company's new headquarters facility in Phoenix, Arizona. In the third quarter of 1996, the Company relocated its corporate headquarters facility to the newly constructed facility. The former headquarters facility is currently held for sale and the net assets are reflected as such on the accompanying consolidated balance sheets.

The Company anticipates that it will expend approximately $25 million through December 1997 to complete construction of the Company's new headquarters facility for various facilities upgrades and acquisitions of terminal facilities.* Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

The funding for capital expenditures has been and will be from a combination of cash provided by operating activities, long-term debt including $15 million borrowed to finance the new Phoenix headquarters facility, amounts available under the Company's revolving line of credit and lease financing.* The availability of capital for revenue equipment and other capital expenditures will be affected by prevailing market conditions and the Company's financial condition and results of operations.

Net cash provided by financing activities amounted to $25.5 million in the first three quarters of 1996 compared to net cash used in financing activities of $27.0 million in the first half of 1995. In 1996, the increase in cash provided by financing activities is due to increases in borrowings under the revolving line of credit and long-term debt net of repayments of long-term debt. The net use of cash in financing activities in 1995 was primarily the result of repayments of long-term debt of $18.7 million and reductions in borrowings under the revolving line of credit of $7.3 million.

On September 30, 1996 the Company amended its Credit Agreement to extend the maturity of its revolving line of credit from September 30, 1997 to November 15, 1997. The Company is in final negotiations for a line of credit with maximum borrowings ranging from $100 to $125 million. The Company anticipates that a portion of the proposed line of credit will be used to pay off existing secured revenue equipment debt with current interest rates exceeding the proposed line of credit rate.* The new line will also be used for funding letters of credit of approximately $12 million.

Management believes that it will be able to finance its needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth by additional revenue equipment acquisitions and additional strategic acquisitions as opportunities become available through cash flows from future operations, borrowings available under current or replacement revolving line of credit and through long-term debt and operating lease financing believed to be available to finance revenue equipment acquisitions.* Over the long term, the Company will continue to have significant


* Contains "Forward-Looking Statements".

capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.

Seasonality

In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments during and after the winter holiday season. The Company's operating expenses also tend to be higher in the winter months primarily due to increased operating costs in colder weather and higher fuel consumption due to increased idle time.


* Contains "Forward-Looking Statements".

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                            PART II OTHER INFORMATION



Items 1, 2, 3, 4 and 5.    Not applicable

Item 6.                    Exhibits and reports on Form 8-K

                           (a) Exhibit 11 - Schedule of Computation of Net Earnings Per Share (see attached)

                                    Exhibit 27 - Financial Data Schedule

                           (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.





                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         Swift Transportation Co., Inc.





Date:    November 13, 1996                          /s/ William F. Riley III
                                                  ------------------------------
                                                            (Signature)

                                                       William F. Riley III
                                                     Chief Financial Officer
                                     Page 15