Form 10-K
period 1996-12-31
SWIFT TRANSPORTATION CO INC
filed 1997-03-28
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ to ____________


                           Commission File No. 0-18605


                         SWIFT TRANSPORTATION CO., INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                          86-0666860
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                      1455 Hulda Way, Sparks, Nevada 89431
               (Address of principal executive offices) (Zip Code)

                                 (702) 359-9031
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value                             Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At March 14, 1997, the aggregate market value of common stock held by non-affiliates of the Registrant was $342,070,987.

         The number of shares outstanding of the Registrant's common stock on March 14, 1997 was 27,973,284.



                       DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the Registrant's Information Statement relating to the 1997 Annual Meeting of Stockholders to be held on May 22, 1997 have been incorporated by reference into Part III, Items 10, 11, 12 and 13.


                                                        Exhibit Index at page 53
                                                                 Total pages 149

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I   .........................................................................................................

         Item 1.           Business............................................................................... 4
         Item 2.           Properties.............................................................................14
         Item 3.           Legal Proceedings......................................................................15
         Item 4.           Submission of Matters to a Vote of Security Holders....................................15

PART II  .........................................................................................................

         Item 5.           Market for the Registrant's Common Stock and Related Stockholder
                           Matters................................................................................16
         Item 6.           Selected Financial and Operating Data..................................................17
         Item 7.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations..................................................................19
         Item 8.           Financial Statements and Supplementary Data............................................28
         Item 9.           Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosures..................................................................51

PART III .........................................................................................................

         Item 10.          Directors and Executive Officers of the Registrant.....................................52
         Item 11.          Executive Compensation.................................................................52
         Item 12.          Security Ownership of Certain Beneficial Owners and Management.........................52
         Item 13.          Certain Relationships and Related Transactions.........................................52

PART IV  .........................................................................................................

         Item 14.          Exhibits, Financial Statement Schedules and Reports on
                           Form 8-K...............................................................................53

SIGNATURES........................................................................................................S-1

                                     PART I

Item 1.           Business

General

         Swift Transportation Co., Inc. (with its subsidiaries, "Swift" or the "Company") is the fourth largest publicly-held, national truckload carrier in the United States. Swift operates primarily throughout the continental United States, combining strong regional operations with a transcontinental van operation. The principal types of freight transported by Swift include retail and discount department store merchandise, paper products, non-perishable food, tires, beverages and beverage containers and building materials.

         By meeting its customers' specific needs for both regional and transcontinental service and through selective acquisitions, Swift has been able to achieve significant growth in revenues over the past five years. Operating revenue has grown at a compound annual growth rate of 24.6% from $233.4 million in 1992 to $562.3 million in 1996. During that same period, net earnings have grown at a compound annual growth rate of 29.3% from $9.8 million to $27.4 million.

         Swift Transportation Co., Inc., a Nevada corporation headquartered in Sparks, Nevada, is a holding company for the Arizona operating corporation also named Swift Transportation Co., Inc. These companies are collectively referred to herein as the "Company." The Company's headquarters is located at 2200 South 75th Avenue, Phoenix, Arizona 85043, and its telephone number is (602) 269-9700.

         This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are withing the meaning of that term in Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual
Report, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward- looking statements are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters"in this Annual Report.

Operating Strategy

         Swift focuses on achieving high density for service-sensitive customers in short-to-medium haul traffic lanes. Through its network of 23 service terminals, Swift is able to provide regional service on a nationwide basis. Swift's terminal network establishes a local market presence in the regions
Swift serves and enables Swift to respond more rapidly to its customers' changing requirements. This regional network also enables Swift to enhance driver recruitment and retention by returning drivers to their homes regularly, reduce its purchases of higher priced fuel at truck stops and expedite lower cost, in-house equipment maintenance. With an average length of haul of 576 miles in 1996, Swift is able to limit its direct competition with railroads, intermodal services and longer-haul, less specialized truckload carriers.

         Swift seeks to provide premium service with commensurate rates, rather than compete primarily on the basis of price. The principal elements of Swift's premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and maintain local contact with customers; well-maintained, late model equipment; a fully-integrated computer system to monitor shipment status and variations from schedule; an onboard communications system that enables the Company to dispatch equipment and monitor traffic; timely deliveries; and extra equipment to respond promptly to customers' varying requirements.

         To manage the higher costs and greater logistical complexity inherent in operating in short- to-medium haul traffic lanes, Swift employs sophisticated computerized management control systems to monitor key aspects of its operations, such as availability of equipment, truck productivity and fuel consumption. Swift has a three-year replacement program for substantially all of its tractors, which allows Swift to maximize equipment utilization and fuel economy by capitalizing on improved engine efficiency and vehicle aerodynamics and to minimize maintenance expense. For 1996 and 1995, Swift maintained an operating ratio of 90.5% and 89.9%, respectively.

Growth Strategy

         Major shippers continue to reduce the number of carriers that they use for their regular freight needs. This has resulted in a relatively small number of financially stable "core carriers" and has contributed to consolidation in the truckload industry in recent years. The truckload industry remains highly fragmented, and management believes that overall growth in the truckload industry and continued industry consolidation will present opportunities for well managed, financially stable carriers such as Swift to expand. The Company intends to take advantage of growth opportunities through a combination of internal growth and selective acquisitions.

         The key elements of Swift's growth strategy are:

         o Strengthen Core Carrier Relationships. Swift intends to continue to strengthen its core carrier relationships, expand its services to its existing customers and pursue new customer relationships. By concentrating on expanding its services to its existing customers, Swift's revenues from its top 25 customers increased by 38% from 1994 to 1996. The largest 25, 10 and 5 customers, respectively, accounted for 47%, 33% and 24% of revenues in 1996, with no customer accounting for more than 9% of Swift's gross revenues during that same period. In addition to expanding its services to existing customers, Swift actively pursues new traffic commitments from high volume, financially stable shippers for whom its has not previously provided services.

         o Pursue Strategic Acquisitions. Swift's revenue growth has been attributable, in significant part, to seven acquisitions completed in the last eight years. These acquisitions have enabled Swift to expand from its historical operations base in the Western United States and develop a strong regional presence in the Midwestern, Eastern and Southeastern United States. Swift generally limits its consideration of acquisitions to those it believes will be accretive to earnings within six months, and historically all of its acquisitions have met this objective. Most recently, in September 1996, Swift augmented its western operations by acquiring the dry freight van division of Navajo Shippers, Inc., Digby Leasing, Inc. and Digby- Ringsby Truck Line, Inc. This acquisition added 287 tractors to Swift's fleet. In April, 1997 the Company expects to acquire approximately 600 tractors and 2,100 trailers from Direct Transit, Inc. ("DTI"), a Debtor In Possession in United States Bankruptcy Court. DTI is a dry van carrier based in North Sioux City, South Dakota and operates predominately in the eastern two-thirds of the United States.

         o Exploit Private Fleet Outsourcing. A number of large companies maintain their own private trucking fleets to facilitate distribution of their products. Swift believes that nearly 82% of private fleet traffic is short-to-medium haul in nature, traveling an average of 1,000 miles or less per round trip, with 72% of such traffic traveling 500 miles or less. In order to reduce operating costs associated with private fleets, a number of large companies have begun to outsource their transportation and logistics requirements. Swift believes that its strong regional operations and average length of haul of less than 600 miles position it to take advantage of this trend, and Swift already serves as a preferred supplier or "core carrier" to many major shippers who are considering, or may in the future consider, outsourcing their transportation and logistics requirements.

Operations

         In the Western United States, Swift has developed a network of regional terminals and offices strategically located in areas that have strong, diverse economies and provide access to other key Western population centers. In addition to Phoenix, Arizona, Swift's Western terminals are located in the areas of Los Angeles, San Francisco and Willows, California; Portland, Oregon; Salt Lake City, Utah; Lewiston, Idaho; Reno, Nevada and Denver, Colorado.

         In the Eastern United States, Swift has terminals located in Auburn, New York; Carlisle, Pennsylvania; Richmond, Virginia; Columbus, Ohio; Eden, North Carolina; Greer, South Carolina; Decatur, Alabama; Atlanta and Albany, Georgia. The terminals are located in close proximity to major customers who tender significant traffic volume to Swift.

         Swift's Midwest terminals are located in Gary and Shoals, Indiana; Dallas and Laredo, Texas; Oklahoma City, Oklahoma; Memphis, Tennessee and Kansas City, Kansas.

          To minimize competition from long-haul truckload carriers and railroads, Swift operates principally within short-to-medium-haul traffic lanes. Although the Company's transcontinental division allows it to serve a broad spectrum of shipper needs, the primary regions in which Swift operates are ideally suited to short-to-medium-haul lanes because of the distribution of population and economic centers. During 1996 and 1995, Swift's average length of haul was 576 and 591 miles, respectively.

         Swift focuses the marketing of its services to large, service-sensitive customers that regularly ship over established routes within Swift's regional service areas. Swift's service includes the availability of specialized equipment suitable for the requirements of certain industries; high cubic capacity trailers; computerized tracking of and frequent reporting on customer shipments; onboard communications that enable instant re-routing or modification of traffic; well-maintained, late-model equipment that enhances on-time deliveries; multiple drops, appointment pick-ups and deliveries; assistance in loading and unloading; extra trailers that can be placed for the convenience of customers; and sufficient equipment to respond promptly to customers' varying requirements.

         The achievement of significant regular freight volumes on high-density routes and consistent shipment scheduling over these routes are key elements of Swift's operations. As a result, Swift's terminal managers are better able to match available equipment to available loads and schedule regular maintenance and fueling at Company terminals, thereby improving productivity and asset utilization and minimizing empty miles and expensive over-the-road fueling and repair costs. Consistent scheduling also allows Swift to be more responsive to its customers' needs. Swift's regular scheduling and relatively short length of haul enable drivers to return to their homes regularly, which has helped Swift minimize driver turnover and improve recruitment.

         In order to reduce the higher operating costs traditionally associated with medium-length hauls and specialized equipment, Swift has installed sophisticated computerized management control systems to monitor key aspects of its operations. Swift has a significant investment in its computer hardware and utilizes state-of-the-art software specially designed for the trucking industry. The Company's fully integrated computer network allows its managers to coordinate available equipment with the transportation needs of its customers, monitor truck productivity and fuel consumption and schedule regular equipment maintenance. Dispatchers based in Phoenix, Arizona and in each regional terminal monitor the location and delivery schedules of all shipments and equipment to coordinate routes and increase equipment utilization. The Company's computer system provides immediate access to current information regarding driver and equipment status and location, special load and equipment instructions, routing and dispatching.

         Swift's larger terminals are staffed with terminal managers, fleet managers and customer service representatives. Terminal managers work with both the fleet managers and the customer service representatives, as well as all other operations personnel, to coordinate the needs of both customers and drivers. Terminal managers are also responsible for soliciting new customers and serving existing customers in their areas. Each fleet manager is responsible for the general operation of approximately 45 trucks and their drivers, including driver retention, productivity per truck, routing, fuel consumption, safety and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.

Acquisitions

         The growth of the Company has been, and will continue to be, dependent in significant part upon the acquisition of small-to-medium sized trucking companies throughout the United States. In 1988, the Company acquired Cooper Motor Lines ("Cooper"), which established the Company's operations in the Eastern United States. In September 1991, Swift further expanded its eastern operations by acquiring Arthur H. Fulton, Inc. ("Fulton"). In June 1993, the Company strengthened its presence in the Northwestern United States with the acquisition of West's Best Freight Systems, Inc. ("West's Best").

         During 1994, the Company completed the acquisition of both East-West Transportation, Inc. ("East-West") and Missouri-Nebraska Express, Inc. ("MNX"). The MNX acquisition was the largest acquisition to date and established a significant regional operation in the Midwest United States. In September 1996, the Company acquired the dry freight van division of Navajo Shippers, Inc., Digby Leasing, Inc. and Digby-Ringsby Truck Line, Inc. (collectively, "Navajo Shippers"). This acquisition added 287 tractors to the Company's fleet.

         On March 20, 1997 the United States Bankruptcy Court approved the Company's purchase agreement with Direct Transit, Inc. ("DTI"), a Debtor In Possession in United States Bankruptcy Court, to purchase certain assets of DTI. DTI is a dry van carrier based in North Sioux City, South Dakota and operates predominately in the eastern two-thirds of the United States. At closing, which is expected to occur in April 1997, the Company will acquire approximately 600 tractors and 2,100 trailers along with the inventory and miscellaneous assets of DTI.

         To date, the Company has been successful in identifying trucking companies to acquire and in integrating such companies' operations into the Company's operations. The Company generally limits its consideration of acquisitions to those it believes will be accretive to earnings within six months, and historically all of its acquisitions have met this objective. The Company may face competition from transportation companies or other third parties for acquisition opportunities that become available. There can be no assurance that the Company will identify acquisition candidates that will result in successful combinations in the future. Any future acquisitions by the Company may result in the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, which could adversely affect the Company's profitability, or could involve the potentially dilutive issuance of additional equity securities. In addition, acquisitions involve numerous risks, including difficulties in assimilation of the acquired company's operations particularly in the period immediately following the consummation of such transactions, the diversion of the attention of the Company's management from other business, and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a material adverse effect on the Company's business and operating results.

Revenue Equipment

         Swift acquires premium tractors to help attract and retain drivers, promote safe operations and minimize maintenance and repair costs. Management believes the higher initial investment is recovered through improved resale value.

         The following table shows the type and age of Company-owned and leased equipment at December 31, 1996.

                                         57', 53' and         Sets of         Flatbed       Specialized
     Model Year         Tractors(1)        48' Vans         Double Vans       Trailers       Trailers
--------------------  ---------------  -----------------  ----------------  ------------  ---------------
1997                       1,102              1,573                --           150               --
1996                         764              2,085                --           185               --
1995                       1,580                660               170            94               --
1994                         597              1,162                --            40               --
1993                          11              1,107                40           105                1
1992                          70              1,010                69            --               --
1991 and prior                42              2,547               822           128              203
--------------------  ---------------  -----------------  ----------------  ------------  ---------------
Total                      4,166             10,144             1,101           702              204

----------------------------
(1)      Excludes 665 owner-operator tractors.


         When purchasing new revenue equipment, Swift acquires standardized tractors and trailers manufactured to the Company's specifications. Since 1990, Swift has acquired predominantly tractors manufactured by Freightliner powered by Series 60 Detroit Diesel engines. Standardization of drive-line components allows Swift to operate with a minimum spare parts inventory, enhances Swift's maintenance program and simplifies driver training. Swift adheres to a comprehensive maintenance program that minimizes downtime and enhances the resale value of its equipment. In addition to its primary maintenance facility in Phoenix, Arizona, Swift performs routine servicing and maintenance of its equipment at most of its regional terminal facilities, thus avoiding costly on-road repairs and out-of-route trips. Swift has adopted a three-year replacement program on the majority of its line-haul tractors. This replacement policy allows Swift to attract drivers, maximize its fuel economy by capitalizing on improvement in both engine efficiency and vehicle aerodynamics, stabilize maintenance expense and maximize equipment utilization.

         In 1996, the Company began replacing its fleet of double van trailers with 13 1/2 foot high 53 foot trailers to be used in the Eastern United States and 14 foot high 53 foot trailers to be used in the Western United States. Management believes that this conversion to a standardized fleet of 53 foot trailers will provide cost reductions, such as decreasing licensing costs, simplifying driver training and increasing equipment utilization. The conversion to a standardized fleet of 53 foot trailers will result in the sale of substantially all of the Company's fleet of double van trailers. While the Company believes that the market value of its double van trailer fleet is currently greater than the book value, there can be no assurance that the market value of such equipment will not decline or that the sale of such equipment will result in gains. The sale of the Company's double van trailer fleet may result in significant fluctuations in the amount of gains or losses recorded in any given quarter. The amount of such gains or losses recorded in a particular quarter will be dependent upon the quantity of trailers sold and the prevailing market prices for used trailer equipment. The Company intends to retain an adequate inventory of specialized equipment to continue to provide service to those existing and prospective customers that require such equipment. In 1996, the Company implemented new trailer configurations designed for railroad intermodal services that has allowed it to achieve greater operating efficiencies in certain high-density balanced traffic lanes.

         Swift has installed Qualcomm onboard, two-way vehicle satellite communication systems in the majority of its tractors. The communications system links drivers to regional terminals, allowing Swift to alter rapidly its routes in response to customer requirements and eliminating the need for driver stops to report problems or delays. The system employs code buttons that allow drivers to inform dispatchers and fleet managers of the status of routing, loading and unloading or the need for emergency repairs. Swift believes the communications system improves fleet control, the quality of customer service and driver retention. Swift intends to continue to install the communication system in substantially all tractors acquired in the future.

         Swift has adopted a speed limit of 57 miles per hour for Company tractors and 62 miles per hour for owner-operator tractors to reduce accidents, enhance fuel mileage and minimize maintenance expense. Substantially all of Swift's Company tractors are equipped with electronically controlled engines that are set to limit the speed of the vehicle to 57 mph.

Marketing and Customers

         Swift has targeted the service-sensitive segment of the truckload market, both common and contract, rather than that segment that uses price as its primary consideration. The Company has chosen to provide premium service with commensurate rates rather than compete primarily on the basis of price. The principal elements of Swift's premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and to maintain local contact with customers; a fully-integrated computer system to monitor shipment location and variations from schedule; an onboard communication system that enables the Company to reroute traffic; well-maintained, late model equipment; timely deliveries; extra equipment for the convenience of customers, which enables Swift to respond promptly to customers' varying requirements; assistance in loading and unloading; and Company ownership and control of revenue equipment rather than significant reliance upon owner-operators. By concentrating on expanding its services to its existing customers, the Company's revenues from its top 25 customers increased 38% from 1994 to 1996.

         Swift maintains a strong commitment to marketing. Swift has assigned a member of senior management to each of its largest customers to ensure a high level of customer support. Swift solicits new customers from its Phoenix headquarters and each of its regional terminals through a marketing staff of approximately 20 persons. Once a customer relationship has been established, regional customer service representatives maintain contact and solicit additional business. Swift concentrates on attracting non-cyclical customers that regularly ship multiple loads from locations that complement existing traffic flows. Customer shipping point locations are regularly monitored and, as shipping patterns of existing customers expand or change, Swift attempts to obtain additional customers that will complement the new traffic flow. This strategy enables Swift to maximize equipment utilization.

         The largest 25, 10 and 5 customers accounted for approximately 47%, 33% and 24% respectively, of Swift's revenues during 1996, 51%, 37% and 26%, respectively, of Swift's revenues during 1995 and 52%, 35% and 22%, respectively, of Swift's revenues during 1994. No customer accounted for more than 9% of Swift's gross revenues during any of the three most recent fiscal years. Swift's largest customers include retail and discount department store chains, tire manufacturers, paper manufacturers, non-perishable food companies, beverage and beverage container producers, manufacturers and building materials companies.

Drivers and Employees

         All Swift drivers must meet or exceed specific guidelines relating primarily to safety records, driving experience and personal evaluations, including a physical examination and mandatory drug testing. Upon being hired, a driver is trained in all phases of Swift's policies and operations, safety techniques, and fuel efficient operation of the equipment. All new drivers must pass a safety test and have a current Commercial Drivers License. In addition, Swift has ongoing driver efficiency and safety programs to ensure that its drivers comply with its safety procedures.

         Senior management is actively involved with the development and retention of drivers. Recognizing the need for qualified drivers, Swift established its own driver-training school in Phoenix, Arizona in 1987, which is certified by the Arizona Department of Transportation. Swift also has contracted with driver-training schools that are managed by outside organizations as well as local community colleges throughout the country. Candidates for the schools must be at least

23 years old, possess a high school education or equivalent, pass a basic skills test and pass the U.S. Department of Transportation ("DOT") physical examination, which includes drug and alcohol screening. Students are required to complete three weeks of classroom study and driving range time and a six-week, on-the-road training program.

         To take advantage of the large number of displaced military personnel, the Company has established a military employment program to recruit both qualified drivers and student trainees being furloughed from the armed forces.

         Swift bases its drivers at the regional terminals and monitors each driver's location on its computer system. Swift uses this information to schedule the routing for its drivers so that they can return home frequently. In order to attract and retain highly qualified drivers and promote safe operations, the Company purchases premium quality tractors equipped with optional comfort and safety features, such as air ride suspension, air conditioning, high quality interiors, power steering, engine brakes and raised roof double sleeper cabs. Company drivers are compensated on the basis of miles driven and number of stops or deliveries, plus bonuses. Base pay for miles driven increases with a driver's length of service. The Company maintains a bonus system for its drivers based upon months of service, safety and driving performance. Drivers employed by Swift participate in company-sponsored health, life and dental insurance plans and are eligible to participate in Swift's 401(k) Profit Sharing Plan and Employee Stock Purchase Plan.

         Swift believes its innovative driver-training programs, driver compensation, regionalized operations, driver tracking and late-model equipment provide important incentives to attract and retain qualified drivers. Although Swift has had no significant downtime due to inability to secure qualified drivers, no assurance can be given that a shortage of qualified drivers will not adversely affect the Company in the future.

         As of December 31, 1996, Swift employed approximately 6,700 full-time persons, of whom approximately 5,360 were drivers (including driver trainees), 450 were mechanics and other equipment maintenance personnel and the balance were support personnel, such as sales personnel, corporate managers and administration. None of Swift's drivers or other employees is represented by a collective bargaining unit. In the opinion of management, Swift's relationship with its drivers and employees is excellent.

Safety

         The Company has an active safety and loss prevention program at each of its terminals. Safety supervisors engage in ongoing training of drivers regarding safe vehicle operations and loading procedures. The Company has adopted a maximum speed limit of 57 miles per hour for Company tractors and rewards drivers with bonuses for complying with the Company's safety policies. The Company believes that its insurance and claims expense as a percentage of operating revenue is one of the best in the industry, which is attributable to its overall strong safety program.

Fuel

         In order to reduce fuel costs, the Company purchases approximately 73% of its fuel in bulk at 20 of its 25 terminals. Swift stores fuel in underground storage tanks at two of its bulk fueling terminals and in above ground storage tanks at its other bulk fueling terminals. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a materially adverse effect on the operations and profitability of the Company. From time to time, the Company, in response to sudden, large increases in fuel costs, has implemented fuel surcharges to pass on to its customers all or substantially all of such costs. For example, in April 1996, the Company implemented a fuel surcharge program in response to a significant increase in fuel cost. This fuel surcharge program recovered more than half of the increase in the Company's fuel prices. However, there can be no assurance that such fuel surcharges could be used to offset future increases in fuel prices. The Company believes that its most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. The Company has not used derivative- type products as a hedge against higher fuel costs.

Competition

         The trucking industry is extremely competitive and fragmented. The Company competes primarily with regional, medium-haul truckload carriers. Management believes, because of its cost efficiencies, productive equipment utilization and financial resources, that the Company has a competitive advantage over most regional truckload carriers. The Company believes that competition for the freight transported by the Company is based, in the long term, as much upon service and efficiency as on freight rates. Some of the trucking companies with which the Company competes have greater financial resources, own more revenue equipment and carry a larger volume of freight than the Company. Long-haul truckload carriers and railroads also provide competition, but to a lesser degree. The Company also competes with other motor carriers for the services of drivers.

Regulation

         Prior to December 29, 1995 the Company was regulated by the Interstate Commerce Commission ("ICC"). On December 29, 1995, the ICC ceased operations. However, substantially all of the jurisdiction over motor carriers was transferred to the United States Department of Transportation, and most of the regulatory requirements remain essentially unchanged. The Company is also regulated by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, rates and charges, certain mergers, consolidations and acquisitions and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes which can affect the economics of the industry.

         The Company's operations also are subject to various federal, state and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks. The Company believes that its operations are in material compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material adverse effect on the Company's business or operating results.

Seasonality

         In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments after the winter holiday season. The Company's operating expenses also tend to be higher in the winter months primarily due to increased operating costs in colder weather and higher fuel consumption due to increased idle time.

Item 2.           Properties

         The following table provides information regarding the Company's regional terminals and/or offices.


                                                      Company Owned
Location                                                or Leased
                                                -------------------------
Albany, Georgia                                          Leased
Atlanta, Georgia                                         Leased
Auburn, New York                                          Owned
Carlisle, Pennsylvania                                   Leased
Columbus, Ohio                                           Leased
Decatur, Alabama                                         Leased
Denver, Colorado                                         Leased
Eden, North Carolina                                      Owned
Edwardsville, Kansas                                      Owned
Fontana, California                                       Owned
Gary, Indiana                                             Owned
Greer, South Carolina                                     Owned
Hutchins, Texas                                          Leased

Laredo, Texas                                            Leased
Lewiston, Idaho                                       Owned/Leased
Memphis, Tennessee                                       Leased
Oklahoma City, Oklahoma                                   Owned
Phoenix, Arizona                                      Owned/Leased
Richmond, Virginia                                        Owned
Salt Lake City, Utah                                      Owned
Shoals, Indiana                                           Owned
Sparks, Nevada                                            Owned
Stockton, California                                     Leased
Troutdale, Oregon                                         Owned
Willows, California                                       Owned
Wilmington, California                                   Leased


         Swift's new headquarters, which the Company moved into in June 1996, are located on approximately 153 acres in Phoenix, Arizona, and contains 83,000 square feet of office space, 74,000 square feet of shop and maintenance facilities, 27,000 square feet of a drivers' center, a recruiting and training center, a warehouse facility, a two-bay truck wash and an eight lane fueling center. The Company's prior headquarters are held for sale. As of December 31, 1996, the Company's aggregate monthly rent for all leased properties was $136,000.

Item 3.           Legal Proceedings

         The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury or property damage incurred in the transportation of freight. The Company's insurance program for liability, workers' compensation, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers to be adequate. The Company is not aware of any claims or threatened claims that might have a material adverse effect upon the Company's financial condition.

Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

                                     PART II

Item 5.           Market  for  the   Registrant's   Common   Stock  and  Related
                  Stockholder Matters

General

         The Company's common stock is publicly traded on the Nasdaq National Market ("Nasdaq") under the symbol "SWFT." The following table sets forth the high and low closing sales prices, adjusted for stock splits, of the common stock, as reported by Nasdaq, for the periods indicated below.


1996                           High                        Low
                               ----                        ---
First Quarter                  $21.25                      $15.00
Second Quarter                  21.125                      17.25
Third Quarter                   22.5                        18.625
Fourth Quarter                  24.5                        20.25

1995
First Quarter                  $25.75                      $15.25
Second Quarter                  17.75                       13.00
Third Quarter                   20.75                       14.50
Fourth Quarter                  17.75                       14.75

         On March 14, 1997, the last reported sales price of the Company's common stock was $25.625 per share. At that date, the number of stockholder accounts of record of the Company's common stock was 946. The Company estimates that these are approximately 4,100 beneficial holders of the Company's common stock.

         The Company has not paid cash dividends on its common stock in either of the two preceding fiscal years, and one of the Company's notes payable includes limitations on the payment of cash dividends. It is the current intention of management to retain earnings to finance the growth of the Company's business. Future payment of cash dividends will depend upon the financial condition, results of operations, and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

Factors That May Affect Future Stock Performance

         The performance of the Company's common stock is dependent upon several factors, including those set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results and Financial Condition."

         Influence by Principal Stockholder. Trusts established for the benefit of Jerry C. Moyes and his family beneficially own approximately 42% of the Company's common stock. Accordingly, Mr. Moyes will have a significant influence upon the activities of the Company, as well as on all matters requiring approval of the stockholders, including electing members of the Company's Board of Directors and causing or restricting the sale or merger of the Company. This concentration of ownership, as well as the ability of the Board to establish the terms of and issue preferred stock of the Company without stockholder approval, may have the effect of delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over their current market prices.

         Possible Volatility of Stock Price. The market price of the Company's common stock could be subject to significant fluctuations in response to certain factors, such as, among others, variations in the anticipated or actual results of operations of the Company or other companies in the transportation industry, changes in conditions affecting the economy generally, analysts' reports or general trends in the industry, as well as other factors unrelated to the Company's operating results.

Item 6.           Selected Financial and Operating Data

         The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1996 are derived from the Company's Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996 and the independent auditors' report thereon, are included in Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

                                                                               Years Ended December 31,
                                                      (dollar amounts in thousands, except per share amounts and operating data)
                                                         --------------------------------------------------------------------
                                                          1996(1)         1995         1994(2)        1993(3)          1992
                                                          -------         ----         -------        -------          ----
Consolidated Statements of Earnings Data:
Operating revenue                                        $562,259       $458,165      $365,889       $276,982        $233,409
Earnings before income taxes                              $47,212        $40,070       $39,309        $21,409         $16,414
Net earnings                                              $27,422        $23,040       $22,629        $12,274          $9,834
Net earnings per common and equivalent share                $1.07           $.91         $0.89           $.48            $.43
Consolidated Balance Sheet Data (at end of year):
Working capital                                           $36,938         $6,735       $14,012        $14,156         $13,862
Total assets                                             $380,605       $311,308      $275,991       $172,220        $119,009
Long-term obligations, less current portion              $ 40,284        $68,954       $77,715        $23,379          $8,997
Stockholders' equity                                     $226,666       $134,835      $111,342        $88,973         $71,842
Operating Statistics (at end of year):
Operating ratio                                             90.5%          89.9%         88.8%          92.1%           92.2%
Pre-tax margin(4)                                            8.4%           8.7%         10.7%           7.7%            7.0%
Average line haul revenue per mile                          $1.11          $1.11         $1.12          $1.10           $1.07
Empty mile percentage                                       14.0%          13.9%         13.2%          13.4%           13.6%
Average length of haul (in miles)                             576            591           590            608             711
Total tractors at end of period:
         Company-operated                                   4,166          3,472         3,286          2,338           1,882
         Owner-operator                                       665            477           188             44              29
Trailers at end of period                                  12,151          8,788         8,957          5,215           4,235

(1) Includes the results of operations from the asset acquisition of the dry freight van division of Navajo Shippers, Inc., Digby Leasing, Inc. and Digby-Ringsby Truck Line, Inc. beginning on September 12, 1996.

(2)      Includes  the  results of  operations  from the asset  acquisitions  of
         East-West   Transportation,   Inc.   beginning  on  July  1,  1994  and
         Missouri-Nebraska Express, Inc. beginning October 2, 1994.

(3) Includes the results of operations from the acquisition of West's Best Freight Systems, Inc. beginning June 1, 1993.

(4) Pre-tax margin represents earnings before income taxes as a percentage of operating revenue. Because of the impact that equipment financing methods can have on the operating ratio (operating expenses as a percentage of operating revenue), the Company believes that the most meaningful comparative measure of its operating efficiency is its pre-tax margin, which takes into consideration both the Company's total operating expenses and net interest expense as a percentage of operating revenue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         During 1996, 1995 and 1994, Swift's fleet has been predominantly comprised of Company-owned and leased tractors. The Company's decisions whether to buy or lease new and replacement revenue equipment are based upon the overall economic impact of the alternative financing methods, including market prices available and income tax considerations. Depending on whether revenue equipment is purchased or leased, several categories of the Company's operating expenses have varied, and will continue to vary, as a percentage of the Company's revenues. Because of the impact that equipment financing methods can have on the operating ratio (operating expenses as a percentage of operating revenue), the Company believes that the most meaningful comparative measure of its operating efficiency is its pre-tax margin (earnings before income taxes as a percentage of operating revenue), which takes into consideration both the Company's total operating expenses and net interest expense as a percentage of operating revenue. Accordingly, in the discussion and analysis below, the Company has focused on the factors contributing to operating revenue increases and to the increase or decrease in its pre-tax margin during the periods presented.

         The trend of shippers in the truckload segment of the motor carrier industry over the past several years has been towards use of a relatively small number of financially stable "core carriers." This trend has resulted in consolidation of the truckload industry. However, the truckload industry remains highly fragmented. Management believes that the industry trend towards core carriers will continue and will result in continued industry consolidation. In response to this trend, the Company has nearly doubled the size of its fleet to 4,166 tractors as of December 31, 1996 from 2,338 as of December 31, 1993. This fleet growth was accomplished through a combination of internal growth and through strategic acquisitions. See "Business -- General." During this same period, the Company's owner operator fleet has expanded to 665 as of December 31, 1996 from 44 as of December 31, 1993.

         As discussed in "Business-Acquisitions," the Company expects to acquire certain assets of Direct Transit, Inc. The Company will pay approximately $54 million, which includes $43 million in cash and the assumption of lease obligations on approximately $11 million of revenue equipment, to acquire approximately 600 tractors and 2,100 trailers along with inventory and miscellaneous assets.

Results of Operations

         The following table sets forth for the periods indicated certain statements of earnings data as a percentage of operating revenue:

                                                                           December 31,
                                                          -----------------------------------------------
                                                                1996            1995            1994
                                                                ----            ----            ----
Operating revenue.......................................        100.0           100.0           100.0
Operating expenses:
   Salaries, wages and employee benefits................         34.2            37.1            37.4
   Operating supplies and expenses......................          9.3             8.9             8.6
   Fuel.................................................         13.8            13.2            13.8
   Purchased transportation.............................         12.8             9.3             5.4
   Rental expense.......................................          5.8             5.8             6.9
   Insurance and claims.................................          3.6             2.9             4.2
   Depreciation and amortization........................          6.0             6.9             6.7
   Communications and utilities.........................          1.5             1.6             1.1
   Operating taxes and licenses.........................          3.5             4.2             4.7
                                                                -----           -----            ----
   Total operating expenses.............................         90.5            89.9            88.8
Net interest expense....................................          1.2             1.5             0.9
Other (income) expense, net.............................         (0.1)           (0.1)           (0.4)
                                                                -----           -----            ----
Earnings before income taxes............................          8.4             8.7            10.7
Income taxes............................................          3.5             3.7             4.5
                                                                -----           -----            ----
Net earnings............................................          4.9%            5.0%            6.2%
                                                                =====           =====            ====

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

         Operating revenue increased $104.1 million, or 22.7%, to $562.3 million for the year ended December 31, 1996 from $458.2 million for the previous year. The increase in operating revenue is due primarily to the expansion of the Company's fleet to 4,831 tractors at December 31, 1996 from 3,949 at December 31, 1995, an increase of 882 tractors. The acquisition of Navajo Shippers in September 1996 accounted for 287 of this increase in tractors. There were no significant changes in the Company's freight rates in 1996 and 1995.

         The Company's operating ratio was 90.5% and 89.9% in 1996 and 1995, respectively. The Company's operating revenue and operating ratio for 1996 were impacted by overall soft shipper demand in the first four months of 1996, harsh winter conditions and an increase in fuel costs. This resulted in slightly lower equipment utilization and a slightly higher revenue per mile. The Company's empty mile factor was 14.0% and 13.9% and the average rate per mile was $1.114 and $1.110 for the years ended December 31, 1996 and 1995, respectively.

         Salaries, wages and employee benefits represented 34.2% of operating revenue for the year ended December 31, 1996 compared with 37.1% for 1995. The improvement is due primarily to the increase in owner operators. Effective January 1, 1997, the Company will pay its Company drivers a bonus of two cents per mile, payable quarterly, provided the driver is still employed at the end of the quarter. The Company anticipates receiving rate increases from its customers to substantially offset the additional cost associated with the pay increase.

         Fuel expenses represented 13.8% and 13.2% of operating revenue in 1996 and 1995, respectively. The increase in fuel as a percentage of revenue is due primarily to increased fuel prices partially offset by the increase in the owner operator fleet. Increases in fuel costs (including fuel taxes), to the extent not offset by rate increases or fuel surcharges, could have an adverse effect on the operations and profitability of the Company. Management believes that the most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. The Company has not used derivative-type hedging products as a hedge against higher fuel costs.

         Purchased transportation represented 12.8% and 9.3% of operating revenue for the years ended December 31, 1996 and 1995, respectively. This increase is the result of the growth of the Company's owner operator fleet from 477 at December 31, 1995 to 665 at December 31, 1996.

         Rental expense as a percentage of operating revenue was 5.8% for the years ended December 31, 1996 and 1995. When it is economically feasible to do so, the Company will purchase then sell tractors it leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. During the year ended December 31,1996 and 1995, respectively, the Company recorded gains of approximately $3.3 million and $2.1 million from the sale of leased tractors. During 1996 and 1995, leased tractors represented approximately 62% and 46%, respectively of the fleet (exclusive of owner operators).

         Depreciation and amortization expense was 6.0% of operating revenue for the year ended December 31, 1996 versus 6.9% for 1995. This decrease is a result of the higher percentage of tractors which are leased rather than purchased in 1996 versus 1995. During the year ended December 31, 1996 the Company recorded gains on the sale of revenue equipment of approximately $2.2 million compared with approximately $2.7 million in 1995. Exclusive of gains, which reduced depreciation and amortization expense, the percentage of depreciation and amortization to operating revenue in 1996 and 1995 was 6.4% and 7.7%, respectively.

         In 1996, the Company began replacing its fleet of double van trailers with 13 1/2 foot high 53 foot trailers to be used in the Eastern United States and 14 foot high 53 foot trailers to be used in the Western United States. Management believes that this conversion to a standardized fleet of 53 foot trailers will provide cost reductions, such as decreasing licensing costs, simplifying driver training and increasing equipment utilization.

         The conversion to a standardized fleet of 53 foot trailers will result in the sale of substantially all of the Company's fleet of double van trailers. While the Company believes that the market value of its double van trailer fleet is currently greater than the book value, there can be no assurance that the market value of such equipment will not decline or that the sale of such equipment will result in gains. The sale of the Company's double van trailer fleet may result in significant fluctuations in the amount of gains or losses recorded in any given quarter. The amount of such gains or losses recorded in a particular quarter will be dependent upon the quantity of trailers sold and the prevailing market prices for used trailer equipment.

         Insurance and claims expense represented 3.6% and 2.9% of operating revenue in the year ended December 31,1996 and 1995, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

         Interest expense increased to $7.1 million in 1996 from $6.7 million in 1995. Higher interest expense is a result of higher outstanding balances of interest-bearing debt throughout 1996, offset by lower interest rates. The higher average balance of interest-bearing debt in 1996 is due to borrowings to fund capital expenditures such as the new corporate headquarters facility and the Edwardsville, Kansas terminal. The Company's weighted average interest rate on borrowings under its revolving line of credit in 1996 and 1995 was 5.89% and 6.65%, respectively. As of December 31, 1996, approximately $15 million of the Company's outstanding debt had floating interest rates, the majority of which is based upon the London Interbank Offered Rate ("LIBOR").

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

         Operating revenue increased by $92.3 million or 25.2% to $458.2 million in 1995 from $365.9 million in 1994. This increase is primarily attributable to expansion of the Company fleet to 3,949 tractors as of December 31, 1995 from 3,474 as of December 31, 1994, a net growth of 475 tractors. The net fleet growth corresponds with the increase in transportation demands from the Company's major customers. On July 1, 1994, the Company completed asset acquisitions of East-West Transportation, Inc. ("East-West") which added approximately, 190 tractors, and Missouri Nebraska Express ("MNX") on October 2, 1994 which added approximately 550 tractors. In 1995, the revenue increase is also attributable to the availability of this additional revenue equipment for a full year. There were no significant changes in the Company's freight rates during 1995 and 1994.

         The Company's operating ratio was 89.9% and 88.8% in 1995 and 1994, respectively. The Company's operating revenue and operating ratio in 1995 was impacted by overall soft economic conditions as compared to 1994. This resulted in lower equipment utilization and a slightly lower revenue per mile. The Company's empty mile factor was 13.9% and 13.2% and the average rate per mile was $1.110 and $1.123 in 1995 and 1994, respectively. The impact of the soft economic conditions in 1995 was partially offset by the fact the Company's fixed costs have not grown as rapidly as the tractor fleet. Therefore, fixed costs were more fully absorbed by operations.

         Salaries, wages and employee benefits represented 37.1% and 37.4% of operating revenue in 1995 and 1994, respectively. The improvement in 1995, as a percentage of operating revenue, is due to an increase in the owner operator fleet to 477 as of December 31, 1995 from 188 as of December 31, 1994, a reduction in driver bonuses and a smaller contribution to the 401(k) Retirement Plan.

         Fuel expenses represented 13.2% and 13.8% of operating revenue in 1995 and 1994, respectively. The decrease in fuel as a percentage of revenue is due primarily to the increase in the owner operator fleet.

         Purchased transportation as a percentage of operating revenue was 9.3% in 1995 versus 5.4% in 1994. The increase is due to the increase in owner operators to 477 at December 31, 1995 from 188 at December 31, 1994.

         Rental expense represented 5.8% and 6.9% of operating revenue in 1995 and 1994, respectively. The reduction in rental expense as a percentage of operating revenue is attributable to the increasing percentage of owned versus leased revenue equipment. During 1995 and 1994, leased tractors represented approximately 46% and 49%, respectively of the fleet (exclusive of owner operators).

         When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains in these activities are recorded as a reduction of rent expense. During 1995, the Company recorded gains of approximately $2.1 million.

         The increase in the percentage of owned versus leased revenue equipment has resulted in an increase in depreciation and amortization expense.
Depreciation and amortization expense increased as a percentage of operating revenue to 6.9% in 1995 from 6.7% in 1994. Depreciation and amortization expense in 1995 also includes higher amortization attributable to a full year amortization of goodwill attributable to the MNX acquisition on October 2, 1994. The increase in depreciation and amortization expense was partially offset by increased net gains from the sale of owned revenue equipment which totaled approximately $2.7 million in 1995 compared to $590,000 in 1994.

         Insurance and claims expense represented 2.9% and 4.2% of operating revenue in 1995 and 1994, respectively. The Company accrues the estimated cost of the uninsured portion of the pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

         Interest expense increased to $6.7 million in 1995 from $3.1 million in 1994. Higher interest expense is a result of higher outstanding balances of interest-bearing debt throughout 1995, together with higher interest rates. The higher average balances of interest-bearing debt in 1995 are due to borrowings to finance the East-West and MNX acquisitions which were completed in 1994 and affect the full year 1995. In addition, in 1994 and 1995 the Company increased the percentage of owned revenue equipment versus financing such equipment through operating leases. The Company's weighted average interest rate on borrowings under its revolving line of credit in 1995 and 1994 was 6.65% and 5.41%, respectively. As of December 31, 1995, approximately $75.6 million of the Company's outstanding debt had floating interest rates, the majority of which is based upon the London Interbank Offered Rate ("LIBOR").

Liquidity and Capital Resources

         The growth in the Company's business has required significant investment in new revenue equipment, upgraded and expanded facilities, and enhanced computer hardware and software. The funding for this expansion has been from cash provided by operating activities, proceeds from the sale of revenue equipment, long-term debt, borrowings on the Company's line of credit, the use of operating leases to finance the acquisition of revenue equipment and from public offerings of common stock.

         Net cash provided by operating activities was $58.8 million for each of the years ended December 31, 1996 and 1995. An increase in accounts receivable was offset primarily by an increase in net earnings, increases in accounts payable, accrued liabilities and claims accruals and a decrease in prepaid expenses.

         Net cash used in investing activities increased to $80.2 million for the year ended December 31,1996 from $21.7 million for 1995. The increase is due primarily to greater expenditures for revenue equipment and for facilities and improvements, which were offset in part by fewer proceeds from the sale of property and equipment. Cash expended for investment activities also includes $5.1 million expended for the purchase of Navajo Shippers.

         As of December 31, 1996, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $132 million. The Company has the option to cancel such commitments upon 60 days notice. The Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

         During the year ended December 31, 1996, the Company incurred approximately $25 million of non-revenue equipment capital expenditures. These expenditures were primarily for the completion of the construction of the Company's facility in Edwardsville, Kansas and for construction of the Company's new corporate headquarters facility in Phoenix, Arizona. In the second quarter of 1996, the Company relocated its corporate headquarters facility to the newly constructed facility. The former headquarters facility is currently held for sale and the net assets are reflected as such on the accompanying consolidated balance sheet.

         The Company anticipates that it will expend approximately $24 million in 1997 for various facilities upgrades and acquisitions of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

         The funding for capital expenditures has been and will be from a combination of cash provided by operating activities, long-term debt including $15 million borrowed to finance the new Phoenix, Arizona headquarters facility, amounts available under the Company's $110 million line of credit, lease financing and equity offerings. The availability of capital for revenue equipment and other capital expenditures will be affected by prevailing market conditions and the Company's financial condition and results of operations.

         Net cash provided by financing activities was $20.0 million in 1996 compared to net cash used in financing activities of $38.5 million in 1995. The increase in cash provided by financing activities is due to proceeds from the sale of common stock primarily through the public offering in December 1996 and proceeds from issuance of long-term debt offset in part by repayments of long-term debt. The net use of cash in financing activities in 1995 was primarily the result of repayments of long-term debt of $24.1 million and reductions in borrowings under the revolving line of credit of $2.4 million.

         On January 17, 1997, the Company entered into an agreement for a line of credit with maximum borrowings of $110 million. The Company anticipates that a portion of the line of credit will be used to pay off existing secured revenue equipment debt with current interest rates exceeding the line of credit rate. The new line will also be used for funding letters of credit.

         Management believes that it will be able to finance its needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth through additional revenue equipment acquisitions and additional strategic acquisitions as opportunities become available, through cash flows from operations, borrowings available under the line of credit and through long-term debt and operating lease financing believed to be available to finance revenue equipment acquisitions. Over the long term, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial conditions and results of operations as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.

Inflation

         Inflation can be expected to have an impact on the Company's operating costs. A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect the Company's results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years.

Seasonality

         In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments after the winter holiday season. The Company's operating expenses also tend to be higher in the winter months primarily due to increased operating costs in colder weather and higher fuel consumption due to increased idle time.

Factors That May Affect Future Results and Financial Condition

         The Company's future operating results and financial condition are dependent on the Company's ability to continue to successfully provide truckload carrier services to meet shipper demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the factors discussed below.

         General Economic and Business Factors. The Company's business is dependent upon a number of factors that may have a material adverse effect on its results of operations, many of which are beyond the Company's control. These factors include excess capacity in the trucking industry, significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees and insurance premiums, to the extent not offset by increases in freight rates or fuel surcharges, and difficulty in attracting and retaining qualified drivers and owner operators. The Company's results of operations also are affected by recessionary economic cycles and downturns in customers' business cycles, particularly in market segments and industries (such as retail and paper products) in which the Company has a significant concentration of customers. In addition, the Company's results of operations are affected by seasonal factors. Customers tend to reduce shipments after the winter holiday season and the Company's operating expenses tend to be higher in the winter months primarily due to increased operating costs in colder weather and higher fuel consumption due to increased idle time.

         Competition. The trucking industry is extremely competitive and fragmented. The Company competes with many other truckload carriers of varying sizes and, to a lesser extent, with railroads. Competition has created downward pressure on the truckload industry's pricing structure. Some of the trucking companies with which the Company competes have greater financial resources than the Company, own more revenue equipment and carry a larger volume of freight than the Company.

         Capital Requirements. The trucking industry is very capital intensive. The Company depends on cash from operations, operating leases and debt financing for funds to expand the size of its fleet and maintain modern revenue equipment. If the Company were unable in the future to enter into acceptable financing arrangements, it would have to limit its growth and might be required to operate its revenue equipment for longer periods, which could have a material adverse effect on the Company's operating results.

         Acquisitions. The growth of the Company has been, and will continue to be, dependent in significant part upon the acquisition of small-to-medium sized trucking companies throughout the United States. To date, the Company has been successful in identifying trucking companies to acquire and in integrating such companies' operations into the Company's operations. The Company may face competition from transportation companies or other third parties for acquisition opportunities that become available. There can be no assurance that the Company will identify acquisition candidates that will result in successful combinations in the future. Any future acquisitions by the Company may result in the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, which could adversely affect the Company's profitability, or could involve the potentially dilutive issuance of additional equity securities. In addition, acquisitions involve numerous risks, including difficulties in assimilation of the acquired company's operations particularly in the period immediately following the consummation of such transactions, the diversion of the attention of the Company's management from other business, and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a material adverse effect on the Company's business and operating results.

         Dependence on Key Personnel. The Company is highly dependent upon the services of Mr. Jerry Moyes, Chairman of the Board, President and Chief Executive Officer, Mr. William F. Riley, III, Executive Vice President and Chief Financial Officer, Mr. Robert W. Cunningham, Executive Vice President, and Mr. Rodney K. Sartor, Executive Vice President. Although the Company believes it has an experienced and talented management group, the loss of the services of Mr. Moyes, Mr. Riley, Mr. Cunningham or Mr. Sartor could have a material adverse effect on the Company's operations and future profitability. The Company does not have employment agreements with nor does it maintain key man life insurance on Messrs. Moyes, Riley, Cunningham or Sartor.

         Regulation. The Company is regulated by the United States Department of Transportation and by various state agencies. These regulatory authorities exercise broad powers, generally governing activities such as authorization to engage in motor carrier operations, rates and charges, operations, safety, financial reporting, and certain mergers, consolidations and acquisitions. In addition, the Company's operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks. If the Company should be involved in a spill or other accident involving hazardous substances or if the Company were found to be in violation of applicable laws or regulations, it could have a material adverse effect on the Company's business and operating results.

         Claims Exposure; Insurance. The Company currently self-insures for liability resulting from cargo loss, personal injury and property damage and for worker's compensation, and maintains insurance with licensed insurance companies above its limits on such self-insurance. To the extent the Company were to experience an increase in the number of claims for which it is self-insured, the Company's operating results would be materially adversely affected. In addition, significant increases in insurance costs, to the extent not offset by freight rate increases, would reduce the Company's profitability.

         Dependence on Key Customers. A significant portion of the Company's revenue is generated from key customers. During 1996, the Company's top 25, 10 and 5 customers accounted for 47%, 33% and 24% of revenues, respectively. The Company does not have long-term contractual relationships with many of its key customers, and there can be no assurance that the Company's relationships with its key customers will continue as presently in effect. A reduction in or termination of the Company's services by a key customer could have a material adverse effect on the Company's business and operating results.

Item 8.           Financial Statements and Supplementary Data

         Consolidated Financial Statements of the Company as of December 31, 1996 and for each of the years in the three-year period ending December 31, 1996, together with related notes and the report of KPMG Peat Marwick LLP, independent auditors, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 14 of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Swift Transportation Co., Inc.:


We have audited the accompanying consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Co., Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations, and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                           KPMG Peat Marwick LLP








Phoenix, Arizona
February 14, 1997

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

               (In thousands, except share and per share amounts)

                                                                                        December 31,
                                                                           ---------------------------------------
                                Assets                                           1996                 1995
                                ------
                                                                           ------------------   ------------------
Current assets:
    Cash                                                                $           1,210    $           2,627
    Accounts receivable, net                                                       78,280               56,477
    Current portion of contracts receivable                                            --                   16
    Inventories and supplies                                                        3,997                3,223
    Prepaid taxes, licenses and insurance                                           3,274                4,964
    Assets held for sale                                                            5,453                   --
    Deferred income taxes                                                           3,690                1,250
                                                                           ------------------   ------------------
           Total current assets                                                    95,904               68,557
                                                                           ------------------   ------------------

Property and equipment, at cost:
    Revenue and service equipment                                                 297,744              259,362
    Land                                                                            7,351               10,226
    Facilities and improvements                                                    53,109               35,936
    Furniture and office equipment                                                 12,242               10,295
                                                                           ------------------   ------------------
           Total property and equipment                                           370,446              315,819

    Less accumulated depreciation and amortization                                 95,597               82,946
                                                                           ------------------   ------------------

           Net property and equipment                                             274,849              232,873

Contracts receivable, less current portion                                            243                  349

Other assets                                                                          174                  590

Goodwill                                                                            9,435                8,939
                                                                           ------------------   ------------------

                                                                        $         380,605    $         311,308
                                                                           ==================   ==================

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

               (In thousands, except share and per share amounts)

                                                                                        December 31,
                                                                           ---------------------------------------
                 Liabilities and Stockholders' Equity                            1996                 1995
                 ------------------------------------
                                                                           ------------------   ------------------
Current liabilities:
    Accounts payable                                                    $          16,779    $          13,089
    Accrued liabilities                                                            17,202               15,508
    Claims accruals                                                                14,668               10,457
    Current portion of long-term debt                                              10,317               22,768
                                                                           ------------------   ------------------
           Total current liabilities                                               58,966               61,822
                                                                           ------------------   ------------------

Borrowings under revolving line of credit                                          16,500               11,750
Long-term debt, less current portion                                               23,784               57,204
Claims accruals                                                                    16,689               13,647
Deferred income taxes                                                              38,000               32,050

Stockholders' equity:
    Preferred stock, par value $.001 per share.  Authorized 1,000,000
      shares; none issued                                                              --                   --
    Common stock, par value $.001 per share.  Authorized 75,000,000 shares; issued 28,134,684 and 24,877,534  shares in 1996 and
      1995, respectively                                                               28                   25
    Additional paid-in capital                                                    110,291               45,885
    Retained earnings                                                             119,763               92,341
                                                                           ------------------   ------------------
                                                                                  230,082              138,251
    Less treasury stock, at cost (220,700 shares)                                   3,416                3,416
                                                                           ------------------   ------------------
           Net stockholders' equity                                               226,666              134,835

Commitments, contingencies and subsequent events
                                                                           ------------------   ------------------

                                                                        $         380,605    $         311,308
                                                                           ==================   ==================

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                    (In thousands, except per share amounts)

                                                                          Years ended December 31,
                                                         ------------------------------------------------------------
                                                               1996                 1995                 1994
                                                         -----------------    -----------------    ------------------
Operating revenue                                     $         562,259    $         458,165    $         365,889
                                                         -----------------    -----------------    ------------------

Operating expenses:
    Salaries, wages and employee benefits                       192,572              169,805              136,997
    Operating supplies and expenses                              52,362               40,582               31,630
    Fuel                                                         77,063               60,697               50,434
    Purchased transportation                                     72,040               42,592               19,809
    Rental expense                                               32,599               26,633               25,166
    Insurance and claims                                         20,358               13,121               15,273
    Depreciation and amortization                                33,883               31,726               24,649
    Communications and utilities                                  8,219                7,547                4,014
    Operating taxes and licenses                                 19,584               19,377               17,069
                                                         -----------------    -----------------    ------------------
           Total operating expenses                             508,680              412,080              325,041
                                                         -----------------    -----------------    ------------------

           Operating income                                      53,579               46,085               40,848
                                                         -----------------    -----------------    ------------------

Other (income) expenses:
    Interest expense                                              7,106                6,728                3,101
    Interest income                                                (107)                 (75)                 (78)
    Other                                                          (632)                (638)              (1,484)
                                                         -----------------    -----------------    ------------------
           Other (income) expenses, net                           6,367                6,015                1,539
                                                         -----------------    -----------------    ------------------

           Earnings before income taxes                          47,212               40,070               39,309

Income taxes                                                     19,790               17,030               16,680
                                                         -----------------    -----------------    ------------------

           Net earnings                               $          27,422    $          23,040    $          22,629
                                                         =================    =================    ==================

Net earnings per common and equivalent share
                                                      $           1.07     $            .91     $             .89
                                                         =================    =================    ==================

Shares used in per share calculations                            25,669               25,348               25,325
                                                         =================    =================    ==================

See accompanying notes to consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                             (dollars in thousands)


                                             Common stock         Additional                                   Totsl
                                     -------------------------     paid-in     Retained      Treasury      stockholders'
                                       Shares      Par value       capital     earnings       stock           equity
                                     -----------  ------------  ------------  -----------   -----------    -----------

Balance, January 1, 1994              24,528,583  $         25  $     42,704  $    46,672   $      (428)   $    88,973

Issuance of common stock under
    employee stock purchase plan          24,073            --           315           --            --            315

Amortization of deferred com-
    pensation                                 --            --            42           --            --             42

Purchase of 33,500 shares of
    treasury stock                            --            --            --           --          (617)          (617)

Net earnings                                  --            --            --       22,629            --         22,629
                                     -----------  ------------  ------------  -----------   -----------    -----------

Balance, December 31, 1994            24,552,656            25        43,061       69,301        (1,045)       111,342

Issuance of common stock under
    stock option and employee
    stock purchase plans                 324,878            --         1,720           --            --          1,720

Income tax benefit arising from
    the exercise of stock options
                                              --            --         1,056           --            --          1,056

Amortization of deferred
    compensation                              --            --            48           --            --             48

Purchase of 142,300 shares of
    treasury stock                            --            --            --           --        (2,371)        (2,371)

Net earnings                                  --            --            --       23,040            --         23,040
                                     -----------  ------------  ------------  -----------   -----------    -----------

Balance, December 31, 1995            24,877,534            25        45,885       92,341        (3,416)       134,835

Issuance of common stock under
    stock option and employee
    stock purchase plans                 292,150            --         1,676           --            --          1,676

Issuance of common stock upon
    public offering, net of
    issuance costs of $300             2,875,000             3        59,411           --            --         59,414

Issuance of common stock for
    Navajo Shippers acquisition           90,000            --         1,918           --            --          1,918

Income tax benefit arising from
    the exercise of stock options             --            --         1,330           --            --          1,330

Amortization of deferred
    compensation                              --            --            71           --            --             71

Net earnings                                  --            --            --       27,422            --         27,422
                                     -----------  ------------  ------------  -----------   -----------    -----------

Balance, December 31, 1996            28,134,684  $         28  $    110,291  $   119,763   $    (3,416)   $   226,666
                                     ===========  ============  ============  ===========   ===========    ===========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                          Years ended December 31,
                                                         ------------------------------------------------------------
                                                               1996                 1995                 1994
                                                         -----------------    -----------------    ------------------
Cash flows from operating activities:
    Net earnings                                         $       27,422       $       23,040       $       22,629
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Depreciation and amortization                              33,883               31,726               24,649
      Deferred income taxes                                       3,510                5,250                9,265
      Income tax benefit arising from the exercise
        of stock options                                          1,330                1,056                   --
      Provision for losses on accounts receivable                   616                  870                  500
      Amortization of deferred compensation                          71                   48                   42
      Change in assets and  liabilities  (net of
        effects of acquisitions in 1996
        and 1994):
        Increase in accounts receivable                         (22,637)             (12,519)              (8,935)
        Decrease (increase) in inventories and
          supplies                                                 (774)                 574               (1,268)
        Decrease (increase) in prepaid expenses and
          other current assets                                    1,912                   54                 (908)
        Decrease (increase) in other assets                         416                  (15)                 346
        Increase in accounts payable, accrued
          liabilities and claims accruals                        13,035                8,703               12,562
                                                         -----------------    -----------------    ------------------
           Net cash provided by operating activities
                                                                 58,784               58,787               58,882
                                                         -----------------    -----------------    ------------------

Cash flows from investing activities:
    Proceeds from sale of property and equipment                 36,692               43,944                9,027
    Capital expenditures                                       (111,820)             (65,726)             (65,840)
    Payments received on contracts receivable                       106                  120                  338
    Disbursements for contracts receivable                           --                  (40)                (133)
    Business acquisitions                                        (5,148)                  --              (12,242)
                                                         -----------------    -----------------    ------------------
           Net cash used in investing activities
                                                                (80,170)             (21,702)             (68,850)
                                                         -----------------    -----------------    ------------------

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                                 (in thousands)

                                                                          Years ended December 31,
                                                         ------------------------------------------------------------
                                                               1996                 1995                 1994
                                                         -----------------    -----------------    ------------------
Cash flows from financing activities:
    Repayments of long-term debt                         $      (60,897)      $      (24,113)      $      (11,741)
    Proceeds from issuance of long-term debt                     15,026                   --                   --
    Increase (decrease) in borrowings under
      line of credit                                              4,750              (13,727)              20,477
    Proceeds from sale of common stock, net of
      issuance costs                                             61,090                1,720                  315
    Purchase of treasury stock                                       --               (2,371)                (617)
                                                         -----------------    -----------------    ------------------
           Net cash provided by (used in) financing
              activities                                         19,969              (38,491)               8,434
                                                         -----------------    -----------------    ------------------

Net decrease in cash                                             (1,417)              (1,406)              (1,534)

Cash at beginning of year                                         2,627                4,033                5,567
                                                         -----------------    -----------------    ------------------

Cash at end of year                                      $        1,210       $        2,627       $        4,033
                                                         =================    =================    ==================

Supplemental disclosure of cash flow information:

    Cash paid during the year for:
      Interest                                           $        7,112       $        6,919       $        3,009
                                                         =================    =================    ==================
      Income taxes                                       $       14,163       $       12,225       $        6,978
                                                         =================    =================    ==================

Supplemental schedule of noncash investing and
    financing activities:
    Equipment sales contracts receivable                 $          362       $          596       $        5,233
                                                         =================    =================    ==================
    Direct financing for purchase of equipment           $           --       $       35,911       $       14,022
                                                         =================    =================    ==================
    Assumption of loan upon purchase of land             $           --       $           --       $          615
                                                         =================    =================    ==================

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                                 (in thousands)

                                                                          Years ended December 31,
                                                         ------------------------------------------------------------
                                                               1996                 1995                 1994
                                                         -----------------    -----------------    ------------------
During 1996 and 1994, in  connection  with
    business  acquisitions,  assets were acquired
    and liabilities were incurred as follows:

Current assets                                           $          222                            $        1,340
Current liabilities                                                  --                                      (602)
Property and equipment                                            5,644                                    40,379
Goodwill                                                          1,200                                     6,671
Long-term debt                                                       --                                   (35,546)
Issuance of common stock                                         (1,918)                                       --
                                                         -----------------                         ------------------

Cash paid                                                $        5,148                            $       12,242
                                                         =================                         ==================

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994





(1)    Summary of Significant Accounting Policies

       Principles of Consolidation

       The consolidated financial statements include the accounts of Swift Transportation Co., Inc., a Nevada holding company, and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated in consolidation.

       Cash and Cash Equivalents

       For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

       Inventories and Supplies

       Inventories and supplies consist primarily of spare parts, tires, fuel and supplies and are stated at cost. Cost is determined using the first-in, first-out (FIFO) method.

       Property and Equipment

       Property and equipment are stated at cost. Gains and losses from the sale of revenue equipment are included as a component of depreciation expense. Net gains in 1996, 1995 and 1994 were $2,185,000, $2,663,000 and
       $590,000, respectively.

       To obtain certain tax incentives, the Company financed the construction of its Edwardsville, Kansas terminal with municipal bonds issued by the city. Subsequently, the Company purchased 100% of the bonds and intends to hold them to maturity, effectively financing the construction with internal cash flow. The Company has offset the investment in the bonds against the related liability and neither is reflected on the consolidated balance sheet.

       For the  years  ended  December  31,  1996,  1995 and  1994  the  Company
       capitalized   interest  related  to   self-constructed   assets  totaling
       $428,000, $357,000 and $135,000, respectively.

       Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of 10 to 40 years for facilities and improvements, 5 to 12 years for revenue and service equipment and 3 to 5 years for furniture and office equipment.

       Tires on revenue equipment purchased are capitalized as a component of the related equipment cost when the vehicle is placed in service and depreciated over the life of the vehicle. Replacement tires are expensed when placed in service.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       Goodwill

       Goodwill represents the excess of purchase price over fair value of net assets acquired. Such goodwill is being amortized on the straight-line method over periods ranging from 15 to 20 years. Accumulated amortization was $2,144,000 and $1,440,000 at December 31, 1996 and 1995,
       respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in measuring whether the asset is impaired.

       Revenue Recognition

       Operating revenues and related direct costs are recognized as of the date the freight is picked up for shipment.

       Income Taxes

       The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

       Net Earnings Per Common  and Equivalent Share

       Net earnings per common and equivalent share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during each period. Dilutive common equivalent shares consist of stock options (using the treasury stock method).

       Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       Recent Accounting Pronouncements

       In 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121). This adoption resulted in no adjustments to recorded amounts of long-lived assets in the accompanying financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(2)    Accounts Receivable

       Accounts receivable consists of:

                                                                                        December 31,
                                                                            --------------------------------------
                                                                                  1996                 1995
                                                                            -----------------    -----------------
                                                                                       (in thousands)

           Trade customers                                                  $       76,762       $       54,318
           Equipment manufacturers                                                     362                  596
           Income tax refund receivable                                                 --                1,004
           Other                                                                     1,709                1,486
                                                                            -----------------    -----------------
                                                                                    78,833               57,404
           Less allowance for doubtful accounts                                        553                  927
                                                                            -----------------    -----------------

                                                                            $       78,280       $       56,477
                                                                            =================    =================


       The schedule of allowance for doubtful accounts is as follows:

                                              Beginning                                                     Ending
                                               balance            Additions            Deductions           balance
                                           ----------------   -------------------   -----------------   ----------------
                                                                           (in thousands)
        Year ended December 31:
          1996                             $          927     $          616        $         (990)     $          553
                                           ================   ===================   =================   ================

          1995                             $          387     $          870        $         (330)     $          927
                                           ================   ===================   =================   ================

          1994                             $          787     $          500        $         (900)     $          387
                                           ================   ===================   =================   ================

(3)    Assets Held for Sale

       Assets held for sale consist of land, land improvements, building and equipment related to the Company's former corporate headquarters and terminal located in Phoenix, Arizona and is stated at the lower of carrying amount or fair value less costs to sell.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(4)    Accrued Liabilities

       Accrued liabilities consists of:

                                                   December 31,
                                       --------------------------------------
                                             1996                 1995
                                       -----------------    -----------------
                                                  (in thousands)

           Employee compensation       $       10,741    $           9,684
           Fuel and mileage taxes               2,002                4,128
           Income taxes payable                 1,113                   --
           Other                                3,346                1,696
                                       -----------------    -----------------

                                       $       17,202    $          15,508
                                       =================    =================



(5)    Borrowings Under Revolving Line of Credit

       The Company has a $110 million unsecured revolving line of credit (the line of credit) under an agreement with four major banks (the Credit Agreement) which matures on January 16, 2001. This line of credit, signed on January 17, 1997, replaces the Company's previous line of credit of $36 million. Interest on outstanding borrowings is based upon one of two options which the Company selects at the time of borrowing: the bank's prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins, as defined in the Credit Agreement. The unused portion of the line of credit is subject to a commitment fee. The weighted average interest rate on outstanding borrowings was 5.89% and 6.65% at December 31, 1996 and 1995, respectively.

       The Credit Agreement requires the Company to meet certain covenants with respect to debt to equity and debt coverage ratios. The Credit Agreement also requires the Company to maintain unencumbered assets of not less than 120% of unsecured indebtedness (as defined).

       The Credit Agreement includes financing for letters of credit. The Company has outstanding letters of credit primarily for workers' compensation and liability self-insurance purposes totaling $11.3 million at December 31, 1996.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(6)    Long-Term Debt

       Long-term debt consists of the following:

                                                                                             December 31,
                                                                                ---------------------------------------
                                                                                      1996                 1995
                                                                                ------------------   ------------------
                                                                                            (in thousands)
       Notes payable to commercial  lending  institutions  with varying payments through the year 2006,  secured by revenue  equipment with a net book value of approximately $26.1 million at December 31, 1996:

             Fixed interest rates ranging from 2.8% to 7.3%                     $        3,986       $       16,123

             Floating interest rate based on LIBOR plus .45% to 1.25% (effective
               rates ranging from 5.95% to 6.52% at December 31, 1996)                  15,115               63,849

       Note payable  to insurance  company  bearing  interest  at 6.78%  payable monthly with  principal  payments of  $3,000,000  due in 2002 through
           2006  secured  by deed  of  trust  on  Phoenix  facilities.  Covenant requirements  include minimum debt to equity and debt coverage ratios
           and  tangible  net  worth.  The  covenants  include   limitations  on
           dividends and treasury stock purchases.                                      15,000                    --
                                                                                ------------------   ------------------
                     Total long-term debt                                               34,101               79,972

       Less current portion                                                             10,317               22,768
                                                                                ------------------   ------------------

       Long-term debt, less current portion                                     $       23,784       $       57,204
                                                                                ==================   ==================

       The aggregate annual maturities of long-term debt exclusive of amounts due under the revolving line of credit (see note 5) as of December 31, 1996 are as follows:

                  Year ending
                  December 31                             (in thousands)

                      1997                               $     10,317
                      1998                                      6,823
                      1999                                      1,961
                      2000                                         --
                      2001                                         --
                   Thereafter                                  15,000
                                                         -----------------

                                                         $     34,101
                                                         =================

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(7)    Commitments

       Leases

       The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 1996, the future minimum lease payments under noncancelable operating leases are as follows:

                       Year ending                         Revenue
                       December 31                        Equipment            Facilities             Total
                       -----------                     -----------------    -----------------    -----------------
                                                                             (in thousands)

                          1997                         $       35,888       $          386       $       36,274
                          1998                                 25,831                  184               26,015
                          1999                                 12,542                  133               12,675
                          2000                                  2,013                   96                2,109
                          2001                                  1,889                   19                1,908
                       Thereafter                               1,324                  333                1,657
                                                       -----------------    -----------------    -----------------

              Total minimum lease payments             $       79,487       $        1,151       $       80,638
                                                       =================    =================    =================

       The  revenue   equipment  leases   generally   include  purchase  options
       exercisable at the completion of the lease.

       Purchase Commitments

       The Company had commitments outstanding to acquire revenue equipment for approximately $132 million at December 31, 1996. These purchases are expected to be financed by operating leases, debt, proceeds from sales of existing equipment and cash flows from operations. The Company has the option to cancel such commitments with 60 days notice.


(8)    Stockholders' Equity

       Stock Compensation Plans

       At December 31, 1996, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       Had compensation cost for the Company's three stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                                  1996                 1995
                                                                            -----------------    -----------------
           Net earnings                                As Reported                 $27,422              $23,040
                                                                            =================    =================

                                                       Pro forma                   $27,154              $22,795
                                                                            =================    =================

           Net earnings per common and equivalent
             share                                     As Reported                  $1.07                 $0.91
                                                                            =================    =================

                                                       Pro forma                    $1.06                 $0.90
                                                                            =================    =================

       Pro forma net earnings reflect only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 9 years and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

       Fixed Stock Option Plans

       The Company has two fixed stock option plans. Under the 1990 Employee Stock Option Plan, the Company may grant options to employees for up to
       2.3 million shares of common stock. Under the 1994 Non-Employee Directors Plan, the Company may grant options to non-employee directors for up to 60,000 shares of common stock. Under both plans, the exercise price of each option equals 85 percent of the market price of the Company's stock on the date of the grant, and an option's maximum term is ten years. Options under the Employees Plan vest 20 percent after five years and 20 percent each succeeding year. Options under the non-employee Directors Plan vest on the grant date.

       The fair value of each  option  grant is  estimated  on the date of grant
       using  the   Black-Scholes   option-pricing   model  with  the  following
       weighted-average assumptions used for grants in 1996 and 1995:



           Dividend yield                                               0%

           Expected volatility                                         46.49%

           Risk free interest rate                                      6.50%

           Expected lives                         42 days after vesting date

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       A summary of the status of the Company's two fixed stock option plans as of December 31, 1996 and 1995, and changes during the years then ended on those dates is presented below:

                                                  1996                                      1995
                                  --------------------------------------    --------------------------------------
                                                          Weighted-                                 Weighted-
                                                           Average                                   Average
                                       Shares              Exercise              Shares              Exercise
                                       (000)                Price                (000)                Price
                                  -----------------    -----------------    -----------------    -----------------
       Outstanding at
           beginning of year           1,853,050             $6.01              1,901,300               $4.50

       Granted                            50,000            $16.55                270,550              $14.80

       Exercised                        (222,700)            $3.17               (252,500)              $2.91

       Forfeited                         (47,550)           $11.97                (66,300)             $10.52
                                  -----------------                         -----------------

       Outstanding at end of
           year                        1,632,800             $6.54              1,853,050               $6.01
                                  =================                         =================

       Options exercisable
           at year-end                    81,300                                   16,000
                                  =================                         =================

       Weighted-average fair
           value of options
           granted during
           the year                       $18.92                                    $17.41
                                  =================                         =================

       The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                   Options Outstanding                                       Options Exercisable
                            -----------------------------------                       -----------------------------------
                                                  Weighted-
                                Number             Average            Weighted-           Number            Weighted-
                              Outstanding         Remaining            Average          Exercisable          Average
                                  at             Contractual          Exercise              at               Exercise
                               12/31/96              Life               Price            12/31/96             Price
                            ----------------    ---------------    ----------------   ----------------    ---------------

       $2.79 to $3.47          959,300                4.0               $2.91             74,300                $3.05

       $6.85 to $7.08          173,250                6.0               $7.08              3,000                $6.85

       $10.94 to $17.22        222,200                7.2              $11.14              2,000               $12.22

       $12.64 to $19.76        278,050                8.7              $15.07              2,000               $14.93
                            ----------------                                          ----------------

                             1,632,800                5.4               $6.54             81,300                $3.70
                            ================                                          ================

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       Employee Stock Purchase Plan

       Under the 1994 Employee Stock Purchase Plan, the Company is authorized to issue up to 2 million shares of common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings ($25,000 maximum) withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Approximately two percent of eligible employees have participated in the plan in the last 3 years. Under the Plan, the Company sold 68,183 shares and 73,660 shares to employees in 1996 and 1995, respectively. Compensation cost is calculated as the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:


           Dividend yield                                            0.00%

           Expected volatility                                      46.49%

           Risk free interest rate                                   5.00%


       The weighted-average fair value of those purchase rights granted in 1996 and 1995 was $5.68 and $5.34, respectively.


(9)    Income Taxes

       Income tax expense consists of:

                                                            1996                 1995                 1994
                                                      -----------------    ------------------   ------------------
                                                                            (in thousands)
           Current expense:
             Federal                                  $       13,610       $        9,800       $        6,335
             State                                             2,670                1,980                1,080
                                                      -----------------    ------------------   ------------------
                                                              16,280               11,780                7,415
                                                      -----------------    ------------------   ------------------

           Deferred expense:
             Federal                                           2,980                4,370                7,545
             State                                               530                  880                1,720
                                                      -----------------    ------------------   ------------------
                                                               3,510                5,250                9,265
                                                      -----------------    ------------------   ------------------

                                                      $       19,790       $       17,030       $       16,680
                                                      =================    ==================   ==================

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       The Company's effective tax rate was 42.0%, 42.5% and 42.4% in 1996, 1995 and 1994, respectively. The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                                                       Years ended December 31,
                                                      ------------------------------------------------------------
                                                            1996                 1995                 1994
                                                      -----------------    ------------------   ------------------
                                                                            (in thousands)
           Computed "expected" tax expense            $       16,524       $       14,025       $       13,758
           Increase in income taxes resulting
             from:
               State income taxes, net of
                 federal income tax benefit                    2,080                1,859                1,820
               Other, net                                      1,186                1,146                1,102
                                                      -----------------    ------------------   ------------------

                                                      $       19,790       $       17,030       $       16,680
                                                      =================    ==================   ==================

       The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                        December 31,
                                                                            --------------------------------------
                                                                                  1996                 1995
                                                                            -----------------    -----------------
                                                                                       (in thousands)
           Deferred tax assets:
             Claims accruals                                                $       12,320       $        9,470
             Accounts receivable due to allowance for doubtful accounts                210                  360
             Alternative minimum tax credits                                            --                1,870
             Other                                                                     170                  130
                                                                            -----------------    -----------------
                     Total deferred tax assets                                      12,700               11,830
                                                                            -----------------    -----------------

           Deferred tax liabilities:
             Property and equipment, principally due to differences
               in depreciation                                                     (45,160)             (39,410)
             Revenues deferred for income tax purposes                                  --               (1,420)
             Prepaid taxes, licenses and permits deducted for tax
               purposes                                                             (1,850)              (1,800)
                                                                            -----------------    -----------------
                     Total deferred tax liabilities                                (47,010)             (42,630)
                                                                            -----------------    -----------------

                     Net deferred tax liabilities                           $       34,310       $       30,800
                                                                            =================    =================

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       These amounts are presented in the accompanying consolidated balance sheets as follows:

                                                                                        December 31,
                                                                            --------------------------------------
                                                                                  1996                 1995
                                                                            -----------------    -----------------
                                                                                       (in thousands)
           Current deferred income taxes                                    $        3,690       $        1,250
           Noncurrent deferred income taxes                                        (38,000)             (32,050)
                                                                            -----------------    -----------------

           Net deferred tax liabilities                                     $      (34,310)      $      (30,800)
                                                                            =================    =================

(10)   Claims Accruals

       The Company's insurance program for liability, workers' compensation, physical damage and cargo damage involves self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate.

       Claims accruals represent accruals for the uninsured portion of pending claims at December 31, 1996 and 1995. The current portion reflects the amounts of claims expected to be paid in the following year. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company's past claims experience. Claims accruals also include accrued medical expenses under the Company's group medical insurance program.


(11)   Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

       Cash

       The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

       Accounts Receivables and Payables

       Fair value is considered to be equal to the carrying value of the accounts receivable and accounts payable and accrued liabilities, as they are generally short-term in nature and the related amounts approximate fair value or are receivable or payable on demand.

       Long-term Debt and Borrowings Under Revolving Line of Credit

       The fair value of all of these instruments is assumed to approximate their respective carrying values given the duration of the notes, their interest rates and underlying collateral.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       Limitations

       Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 1996, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.


(12)   Employee Benefit Plans

       The Company maintains a 401(k) profit sharing plan for all employees who are 19 years of age or older and have completed one year of service. The Plan provides for a mandatory matching contribution equal to the amount of the employee's salary reduction, but not to exceed 1% of the employee's compensation. Also, the plan provides for a discretionary matching contribution not to exceed 4% of the employee's compensation, limited to the amount permitted under the Internal Revenue Code as deductible expenses. The Company may also make voluntary profit sharing contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's contribution totaled approximately $2.9 million, $2.4 million and $3.3 million for 1996, 1995 and 1994, respectively.


(13)   Related Party Transactions

       The Company leases various properties from entities owned by the principal stockholder. Rents paid under these leases totaled $1.0 million, $1.1 million and $1.1 million for the years ended December 31, 1996, 1995 and 1994, respectively. During 1994, the Company acquired land used in its Phoenix operation from one of these entities for a purchase price of $840,000 including the assumption of the underlying land loan with a balance of $615,000.

       The Company provided transportation services to entities owned by its principal stockholder. For the years ended December 31, 1996, 1995 and 1994, the Company recognized $213,000, $79,000 and $87,000, respectively, in operating revenue from this entity. At December 31, 1996, $22,000 was owed to the Company for these services.

       A company owned by the Company's principal stockholder leases tractors to some of the Company's owner operators. In connection with this program in 1996, 1995 and 1994, the Company acquired new tractors and sold them to this entity for $13.2 million, $7.5 million and $4.1 million, respectively, and recognized fee income of $855,000, $495,000 and $280,000, respectively. During 1996, 1995, and 1994, the Company also sold used revenue equipment to this entity totaling $700,000, $3.7 million and $1.9 million, respectively, and recognized gains of $114,000 in 1996, $765,000 in 1995 and $260,000 in 1994.

       A Company owned by the principal stockholder provides aircraft services to the Company. Payments for such services totaled $450,000, $338,000 and $175,000 for the years ended December 31, 1996, 1995 and 1994, respectively. At December 31, 1996, $40,000 was owed to this entity for such services.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       During 1996, 1995 and 1994, the Company purchased parts and maintenance services from an entity owned by one of the Company's outside directors totaling $2,379,000, $1,222,000 and $340,000, respectively.

       The Company believes that the terms of the foregoing related party transactions were as favorable to the Company as those which would have been available from an independent third party. All of the above related party arrangements were approved by the independent members of the Company's Board of Directors.


(14)   Acquisitions

       On September 12, 1996, the Company acquired substantially all of the operating assets utilized in the dry freight van division of Navajo Shippers, Inc. and two of its wholly-owned subsidiaries, Digby Leasing and Digby-Ringsby Truck Lines, Inc. (collectively, "Navajo Shippers"). The acquisition was accounted for as a purchase and the results of operations  of Navajo  Shippers  have been  included in the  consolidated financial statements beginning on September 12, 1996. The Company acquired 287 tractors and 417 trailers and related on-board communication equipment. The Company assumed Navajo Shipper's position on operating leases for 257 tractors and acquired 30 owner operators. Total consideration for the assets purchased and goodwill was $7,066,000 consisting of cash of $5,148,000 and 90,000 shares of the Company's common stock valued at $1,918,000. The Company will pay the sellers approximately $1.2 million for commissions on revenues expected to be generated by the Company in the 12 months following the date of acquisition. The excess of cost over net book value has been accounted for as goodwill. Goodwill will be amortized on a straight-line basis over 15 years.

       On July 1, 1994, the Company acquired certain assets of East-West Transportation, Inc. (East-West). The acquisition was accounted for as a purchase and the results of operations of East-West have been included in the consolidated financial statements beginning on July 1, 1994. The Company acquired 150 tractors and 239 van trailers and assumed leases on an additional 40 tractors and 55 trailers. Total consideration for the assets was approximately $11.2 million consisting of cash of approximately $2.7 million and assumption of debt.

       On October 3, 1994, the Company acquired the tractors, trailers and other selected assets of Missouri-Nebraska Express (MNX), a subsidiary of Mark VII, Inc. The purchase price of approximately $40.7 million was financed through equipment loans of $27.0 million, conversion of assumed capital lease obligations of $4.2 million to operating leases, and cash of $9.5 million. Additionally, the Company assumed various operating leases for revenue equipment. The acquired and leased assets include approximately 550 tractors and 1,800 trailers. The acquisition was accounted for as a purchase in the fourth quarter of 1994. Prior to the acquisition, the Company managed the assets and business of MNX from July 3, 1994 through October 1, 1994 (the Management Period). Included in other income is $1.0 million which represents the management fee earned by the Company during the Management Period. The revenues and expenses of the operations acquired from MNX have been included in the Company's consolidated financial statements since October 2, 1994.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       On January 10, 1997 the Company signed a letter of intent to acquire certain assets of Direct Transit, Inc. ("DTI"), a Debtor In Possession in United States Bankurptcy Court. On March 20, 1997 the United States Bankruptcy Court approved the Company's purchase agreement with DTI. DTI is a dry van carrier based in North Sioux City, South Dakota and operates predominately in the eastern two-thirds of the United States. At closing, the Company will acquire approximately 600 tractors and 2,100 trailers from various lessors along with the inventory and miscellaneous assets of DTI. The purchase price of approximately $54 million, which includes $43 million in cash and the assumption of lease obligations on approximately $11 million of revenue equipment, will be paid to DTI, DTI's principal shareholder and DTI's lessors of revenue equipment. The acquisition which is expected to close in April 1997 is subject to the satisfaction of certain closing conditions.


(15)   Commitments and Contingencies

       The Company is involved in certain claims and pending litigation arising in the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition of the Company.


(16)   Industry Segment Information

       The Company operates predominantly in one industry, road transportation, as a truckload motor carrier subject to regulation by the Department of Transportation and various state regulatory authorities.


(17)   Quarterly Results of Operations (Unaudited)

                                            First              Second              Third             Fourth
                                           Quarter            Quarter             Quarter            Quarter
                                       ----------------    ---------------    ----------------   ----------------
                                                       (in thousands, except per share amounts)
Year ended December 31, 1996
Operating revenue                      $      124,524      $      137,210     $      146,739     $      153,786
Operating income                                5,716              13,961             17,728             16,174
Net earnings                                    2,571               6,772              9,451              8,628
Net   earnings   per   common   and
equivalent share                       $          .10      $          .27     $          .37     $          .33

Year ended December 31, 1995
Operating revenue                      $      106,715      $      111,940     $      118,463     $      121,047
Operating income                                8,536              15,221             12,133             10,195
Net earnings                                    3,986               7,764              6,014              5,276
Net   earnings   per   common   and
equivalent share                       $          .16      $          .31     $          .24     $          .21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         The Company has never filed a Current Report on Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure, or otherwise.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant

         Information with respect to continuing directors and nominees of the Company is set forth under the captions "Information Concerning Directors, Nominees and Officers,""Meetings and Compensation," and "Section 16(a) Beneficial Ownership Reporting Compliance," in the Registrant's Notice and Proxy Statement relating to its 1997 Annual Meeting of Stockholders ("the 1997 Proxy Statement") to be held on May 22, 1997, which is incorporated by reference into this Form 10-K. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K, the 1997 Proxy Statement is not being filed as a part hereof.

Item 11.          Executive Compensation

         Information with respect to executive compensation is set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Meetings and Compensation,""Employment Agreements" and "Change of Control Arrangements" in the 1997 Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" contained in the 1997 Proxy Statement are not incorporated by reference herein.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

         Information with respect to security ownership of certain beneficial owners and management is included under the caption "Security Ownership of Principal Stockholders and Management" in the 1997 Proxy Statement and is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions

         Information with respect to certain relationships and transactions of management is set forth under the caption "Certain Transactions and Relationships" and "Compensation Committee Interlocks and Insider Participation" in the 1997 Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14.          Exhibits,  Financial  Statement  Schedules and Reports on Form
                  8-K.

(a)      Financial Statements and Schedules.


(i)         Financial Statements                                                                Page or
                                                                                            Method of Filing
                                                                                            ----------------

       (1)  Report of KPMG Peat Marwick LLP                                                    Page 29

       (2)  Consolidated Financial Statements and Notes to                                     Page 30-50
            Consolidated   Financial   Statements  of  the  Company,   including
            Consolidated  Balance  Sheets as of  December  31, 1996 and 1995 and
            related  Consolidated  Statements of Earnings,  Stockholders' Equity
            and Cash Flows for each of the years in the three-year  period ended
            December 31, 1996

(ii)     Financial Statement Schedules

         Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

(b)      Reports on Form 8-K

         No Current Reports on Form 8-K were filed during the fourth quarter of 1996.

(c)      Exhibits.

    Exhibit                                                                            Page or
    Number                              Description                               Method of Filing
    ------                              -----------                               ----------------

      3.1       Articles of Incorporation of the Company                     Incorporated by reference to
                                                                             Exhibit 3.1 of the Company's
                                                                             Form S-3 Registration
                                                                             Statement No. 33-66034 ("S-3
                                                                             #33-66034")
      3.2       Bylaws of the Company                                        Incorporated by reference to
                                                                             Exhibit 3.2 of S-3 #33-66034

    Exhibit                                                                            Page or
    Number                              Description                               Method of Filing
    ------                              -----------                               ----------------

       4        Specimen of Common Stock Certificate                         Incorporated be reference to
                                                                             Exhibit 4 of the Company's
                                                                             Annual Report on Form 10-K
                                                                             for the fiscal year ended
                                                                             December 31, 1992 (the "1992
                                                                             Form 10-K")

     10.1       Lease Agreement between Jerry and Vickie                     Incorporated by reference to
                Moyes and the Company relating to Stockton,                  Exhibit 10-E(1) of the
                California property, dated April 10, 1990                    Company's Form S-1
                                                                             Registration Statement No.
                                                                             #33-34983 ("S-1 #33-34983")

     10.2       Lease Agreement between Jerry and Vickie                     Incorporated by reference to
                Moyes, the Company and Common Market                         Exhibit 10-E(3) of S-1
                Distributing Corp., relating to Wilmington,                  #33-34983
                California property, dated April 10, 1990

     10.3       Lease Agreement between Mohave Properties                    Incorporated by reference to
                of the Southwest, Inc. and Swift Leasing,                    Exhibit 10-E(5) of S-1 #33-
                Inc., relating to the Phoenix, Arizona Body                  34983
                Repair Shop, dated July 1, 1991

    10.4.1      Asset Purchase Agreement dated June 17,                      Incorporated by reference to
                1994 by and among Swift Transportation Co.,                  Exhibit 1 of the Company's
                Inc., a Nevada corporation; Swift                            Current Report on Form 8-K
                Transportation Co., Inc., an Arizona                         dated October 6, 1994 (the
                corporation; Mark VII, Inc., a Missouri                      "10/6/94 8-K")
                corporation; MNX Carriers, Inc., a Delaware
                corporation; and Missouri-Nebraska Express,
                Inc., an Iowa corporation

    10.4.2      Amendment No. 1, dated September 30,                         Incorporated by reference to
                1994, to the Asset Purchase Agreement                        Exhibit 2 of the 10/6/94 8-K

     10.5       Stock Option Plan, as amended through                        Incorporated by reference to
                November 18, 1994*                                           Exhibit  10.7 of the
                                                                             Company's Annual Report on
                                                                             Form 10-K for the year ended
                                                                             December 31, 1994 (the "1994
                                                                             Form 10-K")

     10.6       Non-Employee Directors Stock Option Plan,                    Incorporated by reference to
                as amended through November 18, 1994*                        Exhibit 10.8 of the 1994 Form
                                                                             10-K

    Exhibit                                                                           Page or
    Number                              Description                              Method of Filing
    ------                              -----------                              ----------------

     10.7       Employee Stock Purchase Plan, as amended                     Incorporated by reference to
                through November 18, 1994*                                   Exhibit 10.9 of the 1994 Form
                                                                             10-K

     10.8       Swift Transportation Co., Inc. Retirement                    Incorporated by reference to
                (401(k)) Plan dated January 1, 1992*                         Exhibit 10.14 of the Company's
                                                                             Form S-1 Registration Statement
                                                                             No. #33-52454

     10.9       Note Agreement dated February 26, 1996 by                    Incorporated by reference to
                and between Swift Transportation Co., Inc.                   Exhibit 10.12 of the
                and Great-West Life & Annuity Insurance                      Company's Annual Report on
                Company                                                      Form 10-K for the year ended
                                                                             December 31, 1995 (the "1995
                                                                             Form 10-K")

     10.10      Construction Contract dated November 14,                     Incorporated by reference to
                1994 by and between Swift Transportation                     Exhibit 10.13 of the 1995
                Co., Inc. and Opus Southwest Corporation                     Form 10-K

     10.11      Note Agreement dated January 16, 1997 by                     Filed herewith
                and between Swift Transportation Co., Inc.
                and Wells Fargo Bank, N.A., ABN Amro
                Bank N.V., The Chase Manhattan Bank and
                The First National Bank of Chicago.

      11        Schedule of computation of net earnings per                  Filed herewith
                share

      22        Subsidiaries of Registrant                                   Incorporated by reference to
                                                                             Exhibit 22 to the 1995 Form
                                                                             10-K

      23        Consent of KPMG Peat Marwick LLP                             Filed herewith

     24.1       Power of Attorney of Robert W. Cunningham                    Filed herewith

     24.2       Power of Attorney of Rodney K. Sartor                        Filed herewith

     24.3       Power of Attorney of Alphonse E. Frei                        Filed herewith

     24.4       Power of Attorney of Lou A. Edwards                          Filed herewith

     24.5       Power of Attorney of Earl H. Scudder, Jr.                    Filed herewith

      27        Financial Data Schedule                                      Filed herewith

------------------------------------
* Indicates a compensation plan.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of March, 1997.

                           SWIFT TRANSPORTATION CO., INC.,
                           a Delaware corporation


                           By      /s/Jerry C. Moyes
                              ------------------------------------------------
                                    Jerry C. Moyes
                                    Chairman of the Board, President and Chief
                                    Executive Officer


                                POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry C. Moyes and William F. Riley III, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person hereby ratifying and confirming all that said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                             Title                          Date
---------                             -----                          ----

/s/Jerry C. Moyes           Chairman of the Board,               March 28, 1997
------------------------    President and Chief Executive
Jerry C. Moyes              Officer (Principal Executive
                            Officer)

Signature                            Title                               Date

*                           Executive Vice President and          March 28, 1997
-----------------------     Director
Robert W. Cunningham

/s/William F. Riley III     Executive Vice President,             March 28, 1997
-----------------------     Secretary, Chief Financial
William F. Riley III        Officer (Principal Accounting
                            Officer) and Director

*                           Director                              March 28, 1997
-----------------------
Rodney K. Sartor

*                           Director                              March 28, 1997
-----------------------
Alphonse E. Frei

*                           Director                              March 28, 1997
-----------------------
Lou A. Edwards

*                           Director                              March 28, 1997
-----------------------
Earl H. Scudder, Jr.


*By: /s/ Jerry C. Moyes
     -----------------------
        Jerry C. Moyes
        Attorney-in-fact
                                       S-2