Form 10-Q
period 1997-03-31
SWIFT TRANSPORTATION CO INC
filed 1997-05-13
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                      ------------------------------------

                                    Form 10-Q

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

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

                             2200 South 75th Avenue
                                Phoenix, AZ 85043
                                 (602) 269-9700

                                 Former Address:
                                 1455 Hulda Way
                                Sparks, NV 89431
                                 (702) 359-9031
               (Address, including zip code, and telephone number, including area code, of registrant's principal executive office)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                YES  X    NO
                                   ----      ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 5 , 1997)

                Common stock, $.001 par value: 28,201,648 shares

                                                        Exhibit Index at page 15
                                                                  Total pages 18

                                     PART I



                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
Item 1.      Financial statements

             Condensed consolidated balance sheets
                 as of March 31, 1997 (unaudited) and
                 December 31, 1996                                         3 - 4

             Condensed consolidated statements of
                  earnings (unaudited) for the three month
                  periods ended March 31, 1997 and 1996                        5

             Condensed consolidated statements of cash
                  flows (unaudited) for the three month
                  periods ended March 31, 1997 and 1996                    6 - 7

             Notes to condensed consolidated financial
                  statements                                               8 - 9


Item 2.      Management's discussion and analysis of
                  financial condition and results of
                  operations                                             10 - 14



                                     PART II

                                OTHER INFORMATION



Items 1, 2,
3, 4 and 5.  Not applicable


Item 6.      Exhibits and Reports on Form 8-K                                 15

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed consolidated balance sheets
                             (dollars in thousands)

                                                       March 31,    December 31,
                                                         1997          1996
                                                      ----------    ------------
                                                     (unaudited)
         Assets
         ------

Current assets:
     Cash                                             $  5,042      $  1,210
     Accounts receivable, net                           87,075        78,280
     Inventories and supplies                            3,575         3,997
     Prepaid taxes, licenses and insurance              11,652         3,274
     Assets held for sale                                5,453         5,453
     Deferred tax asset                                  4,214         3,690
                                                      --------      --------
         Total current assets                          117,011        95,904
                                                      --------      --------

Property and equipment, at cost:
     Revenue and service equipment                     307,830       297,744
     Land                                                7,351         7,351
     Facilities and improvements                        53,922        53,109
     Furniture and office equipment                     12,970        12,242
                                                      --------      --------
          Total property and equipment                 382,073       370,446
     Less accumulated depreciation and amortization     99,661        95,597
                                                      --------      --------
           Net property and equipment                  282,412       274,849

Other assets                                             1,073           417
Goodwill                                                 9,246         9,435
                                                      --------      --------

                                                      $409,742      $380,605
                                                      ========      ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

           (dollars in thousands, except share and per share amounts)

                                                                        March  31,       December 31,
                                                                           1997              1996
                                                                       -----------       ------------
                                                                       (unaudited)
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                                    $ 16,493          $ 16,779
     Accrued liabilities                                                   22,118            17,202
     Claims accruals                                                       16,072            14,668
     Current portion of long-term debt                                      7,363            10,317
                                                                         --------          --------
         Total current liabilities                                         62,046            58,966
                                                                         --------          --------

Borrowings under line of credit                                            35,500            16,500
Long-term debt, less current portion                                       21,982            23,784
Claims accruals                                                            17,288            16,689
Deferred income taxes                                                      39,278            38,000

Stockholders' equity:
     Preferred stock, par value $.001 per share
          Authorized 1,000,000 shares; none issued                             --                --
     Common stock, par value $.001 per share
          Authorized 75,000,000 shares; issued
          28,394,984 and 28,134,684 shares at
          March 31, 1997 and December 31, 1996, respectively                   28                28
     Additional paid-in capital                                           111,043           110,291
     Retained earnings                                                    125,993           119,763
                                                                         --------          --------
                                                                          237,064           230,082
     Less treasury stock, at cost (220,700 shares)                          3,416             3,416
                                                                         --------          --------
                  Net stockholders' equity                                233,648           226,666
                                                                         --------          --------

Commitments, contingencies and subsequent events
                                                                         --------          --------
                                                                         $409,742          $380,605
                                                                         ========          ========

See accompanying notes to condensed consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed consolidated statements of earnings
                                  (unaudited)
                    (in thousands, except per share amounts)


                                                         Three months
                                                        ended March 31,
                                                     1997             1996
                                                  ---------        ---------
Operating revenue                                 $ 156,074        $ 124,524
Operating expenses:
     Salaries, wages and employee
       benefits                                      55,282           46,495
     Operating supplies and expenses                 14,271           12,220
     Fuel and fuel taxes                             22,368           17,723
     Purchased transportation                        20,346           14,857
     Rental expense                                  11,550            8,066
     Insurance and claims                             5,063            4,525
     Depreciation and amortization                    8,507            8,251
     Communication and utilities                      2,393            1,979
     Operating taxes and licenses                     5,171            4,692
                                                  ---------        ---------
         Total operating expenses                   144,951          118,808
                                                  ---------        ---------
         Operating income                            11,123            5,716
                                                  ---------        ---------

Other (income) expenses:
     Interest expense                                   813            1,486
     Interest income                                    (65)             (33)
     Other                                             (106)            (198)
                                                  ---------        ---------
         Other (income) expenses, net                   642            1,255
                                                  ---------        ---------
         Earnings before income taxes                10,481            4,461
Income taxes                                          4,250            1,890
                                                  ---------        ---------
         Net earnings                             $   6,231        $   2,571
                                                  =========        =========

Net earnings per common and
  equivalent share                                $     .22        $     .10
                                                  =========        =========
Shares used in per share
  calculations                                       28,653           25,409
                                                  =========        =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed consolidated statements of cash flows
                                   (unaudited)
                                 (in thousands)

                                                                   Three months
                                                                  ended March 31,
                                                                 1997        1996
                                                              --------    --------
Cash flows from operating activities:
     Net earnings                                             $  6,231    $  2,571
     Adjustments to reconcile net earnings
          to net cash provided by operating activities:
     Depreciation and amortization                               8,507       8,251
     Deferred income taxes                                         754       1,810
     Provision for losses on accounts receivable                    60          60
     Amortization of deferred compensation                           9          14
     Change in assets and liabilities:
          Increase in accounts receivable                       (4,543)     (4,501)
          (Increase) decrease  in inventories and supplies         422        (359)
          Increase in prepaid expenses                          (8,378)     (7,377)
          (Increase) decrease in other assets                     (712)         70
          Increase in accounts payable, accrued liabilities
               and claims accruals                               6,633      13,403
                                                              --------    --------
         Net cash provided by operating activities               8,983      13,942
                                                              --------    --------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                1,150       1,744
     Capital expenditures                                      (21,217)    (35,246)
     Payments received on contracts receivable                     390         104
                                                              --------    --------
         Net cash used in investing activities                 (19,677)    (33,398)
                                                              --------    --------

See accompanying notes to condensed consolidated financial statements

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                                   (unaudited)
                                 (in thousands)

                                                             Three months
                                                            ended March 31,
                                                        1997             1996
                                                      ---------       ---------

Cash flows from financing activities:
     Repayments of long-term debt                    $  (4,756)       $ (5,445)
     Proceeds from issuance of long-term debt                           15,026
     Increase in borrowings under
          line of credit                                19,000           8,500
     Proceeds from issuance of common stock
         under stock option plan                           282              14
                                                      --------        --------
         Net cash provided by
              financing activities                      14,526          18,095
                                                      --------        --------

Net increase (decrease) in cash                          3,832          (1,361)
Cash at beginning of period                              1,210           2,627
                                                      --------        --------
Cash at end of period                                 $  5,042        $  1,266
                                                      ========        ========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
     Interest                                         $    826        $  1,407
     Income taxes                                     $  4,633        $      5

Supplemental schedule of noncash investing and
   financing activities:
     Equipment sales receivables                      $  4,213        $  3,159

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

              The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

Note 3.       Line of Credit

              On January 17, 1997, the Company entered into an agreement with four major banks for an unsecured line of credit with maximum borrowings of $110 million which matures on January 16, 2001 (the Credit Agreement). Interest on outstanding borrowings is based upon one of two options which the Company selects at the time of borrowing: the bank's prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins, as defined in the Credit Agreement. The unused portion of the line of credit is subject to a commitment fee. The Credit Agreement includes financing for letters of credit. The Credit Agreement requires the Company to meet certain covenants with respect to debt to equity and debt coverage ratios. The Credit agreement also requires the Company to maintain unencumbered assets of not less than 120% of unsecured indebtedness (as defined).

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              Notes to condensed consolidated financial statements
                                   (unaudited)

Note 4.       Subsequent Event - Acquisition

              On April 8, 1997, the Company completed its acquisition of certain assets of Direct Transit, Inc. ("DTI"), a Debtor- In- Possession in United States Bankruptcy Court. DTI was a dry van carrier based in North Sioux City, South Dakota and operated predominantly in the eastern two-thirds of the United States. Swift acquired inventory, furniture and office equipment, computer equipment and miscellaneous assets from DTI for $3 million. Also, Swift paid $1 million to the principal shareholder of DTI in exchange for a covenant not to compete. Separately, Swift acquired 565 tractors and 1,622 trailers from various lessors. Certain of the revenue equipment was purchased for $28 million and new lease agreements were negotiated on $11 million of revenue equipment. The Company used working capital and borrowings under its existing line of credit to acquire the assets described above and for payments under the covenant not to compete. The purchase price was reduced from the previously disclosed price of $54 million primarily due to a reduction in the amount of revenue equipment acquired.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing.

Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K, including Notes to the Consolidated
Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in the Company's Annual Report on Form 10-K.


Overview

The trend in the truckload segment of the motor carrier industry over the past several years has been towards shippers' use of a relatively small number of financially stable "core carriers". This trend has resulted in consolidation of the truckload industry. However, the truckload industry remains highly fragmented. Management believes that this industry trend towards core carriers will continue and will result in continued industry consolidation. In response to this trend, the Company has expanded its fleet to 4,975 tractors as of March 31, 1997 from 4,077 tractors as of March 31, 1996. This net fleet growth was accomplished through a combination of internal growth and the acquisition in September 1996 of substantially all of the operating assets utilized in the dry freight van division of Navajo Shippers, Inc., and two of its wholly-owned subsidiaries, Digby Leasing and Digby- Ringsby Truck Line, Inc. (collectively, "Navajo Shippers"). The acquisition added 287 tractors including 30 owner operators. The Company's owner operator fleet increased to 721 as of March 31, 1997 from 574 as of March 31, 1996.

Results of Operations

Three Months Ended March 31, 1997 compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

Operating revenue increased $31.6 million or 25.3% to $156.1 million for the three months ended March 31, 1997 from $124.5 million for the corresponding period of 1996. The increase in operating revenue is primarily the result of the expansion of the Company's fleet.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first quarter of 1997 was 92.9% compared to 95.4% in the comparable period of 1996. The Company's operating revenue and operating ratio for the three months ended March 31, 1997 improved as a result of improved shipper demand. The Company's empty mile factor for linehaul operations was 14.3% and 13.8% and average linehaul revenue per mile was $1.30 and $1.27 in the first quarter of 1997 and 1996, respectively. Significant differences in the components of operating expenses as a percentage of operating revenue are explained below.

Salaries, wages and employee benefits represented 35.4% of operating revenue for the three months ended March 31, 1997 compared with 37.3% in 1996. The decrease is due primarily to expansion of the Company's owner operator fleet (see discussion of purchased transportation below) offset in part by drive retention bonuses.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

Fuel as a percentage of operating revenue was 14.3% for the first quarter of 1997 versus 14.2% in 1996. Although the Company experienced an increase in fuel costs during the first quarter, such increase was largely offset by an increase in the number of owner operators who are responsible for their own fuel and by fuel surcharges. Actual fuel cost per gallon increased by approximately nine cents per gallon in the first quarter of 1997 versus the first quarter of 1996. In the second quarter of 1996, the Company implemented a fuel surcharge program which has recovered more than one-half of the increase in fuel cost.

Increases in fuel costs (including fuel taxes), to the extent not offset by rate increases or fuel surcharges, could have an adverse effect on the operations and profitability of the Company. Management believes the most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. Therefore, the Company does not use derivative-type hedging products.

Purchased transportation as a percentage of operating revenue was 13.0% for the three months ended March 31, 1997 compared to 11.9% in 1996. The increase is due to the growth of the owner operator fleet to 721 as of March 31, 1997 from 574 as of March 31, 1996.

Rental expense as a percentage of operating revenue was 7.4% for the first quarter of 1997 versus 6.5% in 1996. At March 31, 1997 and 1996, leased tractors represented 62% and 55%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded no gain during the first quarter of 1997 and $167,000 in 1996 from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 5.5% in the first quarter of 1997 versus 6.6% in 1996. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended March 31, 1997, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $875,000 compared to approximately $262,000 in the first quarter of 1996. Exclusive of gains, which reduced depreciation and amortization expense, the percentage in the first quarter of 1997 and 1996 to operating revenue was 6.0% and 6.8 %, respectively. The decrease in 1997 is due to expansion of the owner operator fleet and the increase in the percentage of leased equipment versus owned equipment as discussed above.

The Company has begun to replace substantially all of its fleet of double van trailers with 13'-6" high 53 foot trailers to be used in the Eastern United States and 14' high 53 foot trailers to be used in the Western United States. As of March 31, 1997, the Company has replaced approximately 30% of the double van trailer fleet. Management believes that this conversion to a standardized fleet of 53' trailers will provide cost reductions such as lower licensing costs, simplified driver training and increased equipment utilization. The conversion to a standardized fleet of 53' trailers will result in the sale of substantially all of the Company's fleet of double van trailers. While the Company believes that the market value of its double van trailer fleet is currently greater than the book value, there can be no assurance the market value of such equipment will not decline or that the sale of such equipment will result in gains. The sale of the Company's double van trailer fleet may result in significant fluctuations in the amount of gains or losses recorded in any given quarter. The amount of such gains or losses recorded in a particular quarter will be dependent upon the quantity of trailers sold and the prevailing market prices for used trailering equipment.

Insurance and claims expense represented 3.2% and 3.6% of operating revenue in the first quarter of 1997 and 1996, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

Interest expense declined to $813,000 in the first quarter of 1997 from $1,486,000 in 1996. This decline is due to a lower debt level which resulted from utilizing the proceeds of the December 1996 common stock offering to reduce outstanding debt.

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

Net cash provided by operating activities was $9.0 million in the first three months of 1997 compared to $13.9 million in 1996. The decrease is primarily attributable to a smaller increase in accounts payable, accrued liabilities and claims accruals.

Prepaid expenses increased by $8.4 million from December 31, 1996 to March 31, 1997. The increase is primarily due to significant annual license fees which are prepaid in the first quarter of each year and amortized over the remainder of the year.

Net cash used in investing activities decreased to $19.7 million in the first three months of 1997 from $33.4 million in 1996. The decrease is due primarily to fewer capital expenditures in 1997 as the Company was constructing its new corporate facilities in 1996.

As of March 31, 1997, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $110 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first quarter of 1997, the Company incurred approximately $1.3 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $23 million through December 1997 for various facilities upgrades and acquisitions of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

In April 1997, the Company expended approximately $33 million in line of credit borrowings to fund the acquisition of Direct Transit, Inc.

The funding for capital expenditures has been and will be from a combination of cash provided by operating activities, amounts available under the Company's line of credit and lease financing. The availability of capital for revenue equipment and other capital expenditures will be affected by prevailing market conditions and the Company's financial condition and results of operations.

Net cash provided by financing activities amounted to $14.5 million in the first quarter of 1997 compared to $18.1 million in 1996. This decrease is primarily due to lower borrowings.

On January 17, 1997, the Company entered into an agreement with four major banks for an unsecured line of credit with maximum borrowings of $110 million which matures on January 16, 2001 (the Credit Agreement). Interest on outstanding borrowings is based upon one of two options which the Company selects at the time of borrowing: the bank's prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins, as defined in the Credit Agreement. The unused portion of the line of credit is subject to a commitment fee. The Credit Agreement includes financing for letters of credit.

Management believes it will be able to finance its needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth by additional revenue equipment acquisitions and additional strategic acquisitions as opportunities become available through cash flows from future operations, borrowings available under the line of credit and through long-term debt and operating lease financing believed to be available to finance revenue equipment acquisitions. Over the long term, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.


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

                            PART II OTHER INFORMATION



Items 1, 2, 3, 4 and 5.    Not applicable

Item 6.                    Exhibits and reports on Form 8-K

                           (a) Exhibit 11 - Schedule of Computation of Net Earnings Per Share

                                    Exhibit 27 - Financial Data Schedule

                                    Exhibit 99 - Private  Securities  Litigation
                                    Reform Act of 1995  Safe  Harbor  Compliance
                                    Statement for Forward-Looking Statements

                           (b) No Current Reports on Form 8-K were filed during the three months ended March 31, 1997. A Form 8-K was filed on April 23, 1997, pertaining to the acquisition of certain assets from Direct Transit, Inc.
                                    and certain of its lessors.




                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Swift Transportation Co., Inc.





Date: May 13 , 1997                               /s/ William F. Riley III
                                                  ------------------------------
                                                         (Signature)

                                                      William F. Riley III
                                                     Chief Financial Officer
                                       15