Form 10-Q
period 1997-06-30
SWIFT TRANSPORTATION CO INC
filed 1997-08-11
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                       __________________________________

                                    Form 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 7, 1997)

                Common stock, $.001 par value: 28,246,236 shares

                                                        Exhibit Index at page 17
                                                                  Total pages 21

                                     PART I



                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
Item 1.     Financial statements

            Condensed consolidated balance sheets
                as of June 30, 1997 (unaudited) and
                December 31, 1996                                          3 - 4

            Condensed consolidated statements of
                 earnings (unaudited) for the three and six month
                 periods ended June 30, 1997 and 1996                          5

            Condensed consolidated statements of cash
                 flows (unaudited) for the six month
                 periods ended June 30, 1997 and 1996                      6 - 7

            Notes to condensed consolidated financial
                 statements                                                8 - 9


Item 2.     Management's discussion and analysis of
                 financial condition and results of
                 operations                                              10 - 16



                               PART II

                          OTHER INFORMATION


Items 1, 2,
3 and 5.    Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders               17

Item 6.     Exhibits and Reports on Form 8-K                                  17

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed consolidated balance sheets
                             (dollars in thousands)

                                                                       June 30,    December 31,
                                                                         1997         1996
                                                                       --------     --------
                                                                     (unaudited)
       Assets
       -------

Current assets:
     Cash                                                              $    854     $  1,210
     Accounts receivable, net                                            92,819       77,918
     Equipment sales receivables                                          4,854          362
     Inventories and supplies                                             3,318        3,997
     Prepaid taxes, licenses and insurance                               10,195        3,274
     Assets held for sale                                                 5,458        5,453
     Deferred tax asset                                                   5,099        3,690
                                                                       --------     --------
         Total current assets                                           122,597       95,904
                                                                       --------     --------

Property and equipment, at cost:
     Revenue and service equipment                                      347,952      297,744
     Land                                                                 7,351        7,351
     Facilities and improvements                                         57,133       53,109
     Furniture and office equipment                                      13,534       12,242
                                                                       --------     --------
          Total property and equipment                                  425,970      370,446
     Less accumulated depreciation and amortization                     100,602       95,597
                                                                       --------     --------
           Net property and equipment                                   325,368      274,849

Other assets                                                              2,032          417
Goodwill                                                                  9,057        9,435
                                                                       --------     --------

                                                                       $459,054     $380,605
                                                                       ========     ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

           (dollars in thousands, except share and per share amounts)

                                                                        June 30,    December 31,
                                                                          1997         1996
                                                                        --------     --------
                                                                      (unaudited)
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                                   $ 20,686     $ 16,779
     Accrued liabilities                                                  27,660       17,202
     Claims accruals                                                      15,606       14,668
     Current portion of long-term debt                                     7,143       10,317
                                                                        --------     --------
         Total current liabilities                                        71,095       58,966
                                                                        --------     --------

Borrowings under line of credit                                           61,500       16,500
Long-term debt, less current portion                                      20,224       23,784
Claims accruals                                                           19,731       16,689
Deferred income taxes                                                     41,437       38,000

Stockholders' equity:
     Preferred stock, par value $.001 per share
          Authorized 1,000,000 shares; none issued                          --           --
     Common stock, par value $.001 per share
          Authorized 75,000,000 shares; issued
          28,460,936 and 28,134,684 shares at
          June 30, 1997 and December 31, 1996, respectively                   28           28
     Additional paid-in capital                                          111,913      110,291
     Retained earnings                                                   136,542      119,763
                                                                        --------     --------
                                                                         248,483      230,082
     Less treasury stock, at cost (220,700 shares)                         3,416        3,416
                                                                        --------     --------
                  Net stockholders' equity                               245,067      226,666
                                                                        --------     --------

Commitments and contingencies
                                                                        --------     --------
                                                                        $459,054     $380,605
                                                                        ========     ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed consolidated statements of earnings
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                 Three months                 Six months
                                                ended June 30,               ended June 30,
                                             1997           1996           1997           1996
                                          ---------      ---------      ---------      ---------
Operating revenue                         $ 180,855      $ 137,210      $ 336,929      $ 261,734
Operating expenses:
     Salaries, wages and employee
       benefits                              63,760         49,037        119,042         95,532
     Operating supplies and expenses         14,861         12,035         29,140         24,255
     Fuel and fuel taxes                     23,098         18,607         45,466         36,330
     Purchased transportation                23,239         16,713         43,585         31,570
     Rental expense                          11,839          6,427         23,389         14,493
     Insurance and claims                     6,079          4,945         11,143          9,470
     Depreciation and amortization            9,383          8,608         17,889         16,859
     Communication and utilities              2,674          1,973          5,067          3,952
     Operating taxes and licenses             6,943          4,904         12,115          9,596
                                          ---------      ---------      ---------      ---------
         Total operating expenses           161,876        123,249        306,836        242,057
                                          ---------      ---------      ---------      ---------
         Operating income                    18,979         13,961         30,093         19,677
                                          ---------      ---------      ---------      ---------

Other (income) expenses:
     Interest expense                         1,326          1,953          2,139          3,439
     Interest income                            (20)            (6)           (85)           (39)
     Other                                      (63)           (83)          (170)          (281)
                                          ---------      ---------      ---------      ---------
         Other (income) expenses, net         1,243          1,864          1,884          3,119
                                          ---------      ---------      ---------      ---------
         Earnings before income taxes        17,736         12,097         28,209         16,558
Income taxes                                  7,180          5,325         11,430          7,215
                                          ---------      ---------      ---------      ---------
         Net earnings                     $  10,556      $   6,772      $  16,779      $   9,343
                                          =========      =========      =========      =========

Net earnings per common and
  equivalent share                        $     .37      $     .27      $     .58      $     .37
                                          =========      =========      =========      =========
Shares used in per share
  calculations                               28,817         25,495         28,736         25,452
                                          =========      =========      =========      =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed consolidated statements of cash flows
                                   (unaudited)
                                 (in thousands)

                                                                       Six months
                                                                     ended June 30,
                                                                  1997           1996
                                                                --------      ---------
Cash flows from operating activities:
     Net earnings                                               $ 16,779      $  9,343
     Adjustments to reconcile net earnings
          to net cash provided by operating activities:
     Depreciation and amortization                                17,960        16,859
     Deferred income taxes                                         2,028         1,665
     Provision for losses on accounts receivable                     164           120
     Amortization of deferred compensation                            55            37
     Change in assets and liabilities:
          Increase in accounts receivable                        (15,065)       (9,680)
          (Increase) decrease  in inventories and supplies           679        (1,108)
          Increase in prepaid expenses                            (6,741)       (4,594)
          Increase in other assets                                  (700)           (9)
          Increase in accounts payable, accrued liabilities
               and claims accruals                                18,345        20,670
                                                                --------      --------
         Net cash provided by operating activities                33,504        33,303
                                                                --------      --------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                 10,391        10,419
     Capital expenditures                                        (80,737)      (61,680)
     Cash expended for purchase of DTI assets                     (3,749)
     Payments received on contracts receivable                       402           107
                                                                --------      --------
         Net cash used in investing activities                   (73,693)      (51,154)
                                                                --------      --------

See accompanying notes to condensed consolidated financial statements

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                                   (unaudited)
                                 (in thousands)

                                                                   Six months
                                                                 ended June 30,
                                                              1997          1996
                                                            --------      --------

Cash flows from financing activities:
     Repayments of long-term debt                           $ (6,734)     $(12,699)
     Proceeds from issuance of long-term debt                               15,026
     Increase in borrowings under
          line of credit                                      45,000        15,500
     Proceeds from issuance of common stock
         under stock option and stock purchase plans           1,567           977
                                                            --------      --------
         Net cash provided by
              financing activities                            39,833        18,804
                                                            --------      --------

Net increase (decrease) in cash                                 (356)          953
Cash at beginning of period                                    1,210         2,627
                                                            --------      --------
Cash at end of period                                       $    854      $  3,580
                                                            ========      ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                               $  1,838      $  3,070
     Income taxes                                           $  9,243      $  3,608

Supplemental schedule of noncash investing and
      financing activities:
         Equipment sales receivables                        $  4,866      $  7,133

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

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              Notes to condensed consolidated financial statements
                                   (unaudited)

Note 4.       Acquisition

              On April 8, 1997, the Company completed its acquisition of certain assets of Direct Transit, Inc. ("DTI"), a Debtor- In- Possession in United States Bankruptcy Court. DTI was a dry van carrier based in North Sioux City, South Dakota and operated predominantly in the eastern two-thirds of the United States. Swift acquired inventory, furniture and office equipment, computer equipment and miscellaneous assets from DTI for $2.7 million. Also, Swift paid $1 million to the principal shareholder of DTI in exchange for a covenant not to compete. Separately, Swift acquired 565 tractors and 1,622 trailers from various lessors. Certain of the revenue equipment was purchased for $31 million and new lease agreements were negotiated on $11 million of revenue equipment. The Company used working capital and borrowings under its existing line of credit to acquire the assets described above and for payments under the covenant not to compete.

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


Overview

Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with 5,624 tractors as of June 30, 1997 compared to 4,362 tractors as of June 30, 1996. This net fleet growth was accomplished through a combination of internal growth and acquisitions. In September 1996, the acquisition of substantially all of the operating assets utilized in the dry freight van division of Navajo Shippers, Inc., and two of its wholly-owned subsidiaries, Digby Leasing and Digby-Ringsby Truck Line, Inc. (collectively, "Navajo Shippers") added 287 tractors including 30 owner operators. In April 1997, 565 tractors were acquired from various lessors of DTI. The owner operator portion of the Company's fleet increased to 798 as of June 30, 1997 from 612 as of June 30, 1996.

Results of Operations

Three Months Ended June 30, 1997 compared to Three Months ended June 30, 1996
-----------------------------------------------------------------------------

Operating revenue increased $43.6 million or 31.8% to $180.9 million for the three months ended June 30, 1997 from $137.2 million for the corresponding period of 1996. The increase in operating revenue is primarily the result of the expansion of the Company's fleet, including the DTI revenue equipment beginning in April 1997, and rate increases.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the second quarter of 1997 was 89.5% compared to 89.9% in the comparable period of 1996. The Company's operating revenue and operating ratio for the three months ended June 30, 1997 improved as a result of improved shipper demand. The Company's empty mile factor for linehaul operations was 14.4% and 14.3% and average loaded linehaul revenue per mile was $1.31 and $1.28 in the second quarter of 1997 and 1996, respectively. Significant differences in the components of operating expenses as a percentage of operating revenue are explained below.

Salaries, wages and employee benefits represented 35.3% of operating revenue for the three months ended June 30, 1997 compared with 35.7% in 1996. The decrease is due primarily to expansion of the Company's owner operator fleet (see discussion of purchased transportation below) offset in part by driver retention bonuses.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

Fuel as a percentage of operating revenue was 12.8% for the second quarter of 1997 versus 13.6% in 1996. The decrease is due primarily to an increase in the number of owner operators who are responsible for their own fuel.

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

Purchased transportation as a percentage of operating revenue was 12.8% for the three months ended June 30, 1997 compared to 12.2% in 1996. The increase is due to the growth of the owner operator fleet to 798 as of June 30, 1997 from 612 as of June 30, 1996.

Rental expense as a percentage of operating revenue was 6.5% for the second quarter of 1997 versus 4.7% in 1996. At June 30, 1997 and 1996, leased tractors represented 60% and 49%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded no gain during the second quarter of 1997 and $1.7 million in 1996 from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 5.2% in the second quarter of 1997 versus 6.3% in 1996. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended June 30, 1997, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $930,000 compared to approximately $440,000 in the second quarter of 1996. Exclusive of gains, which reduced depreciation and amortization expense, the percentage in the second quarter of 1997 and 1996 to operating revenue was 5.7% and 6.6%, respectively. The decrease in 1997 is due to expansion of the owner operator fleet and the increase in the percentage of leased equipment versus owned equipment as discussed above.

The Company continues to replace substantially all of its fleet of double van trailers with 13'-6" high 53 foot trailers to be used in the Eastern United States and 14' high 53 foot trailers to be used in the Western United States. As of June 30, 1997, the Company has replaced approximately 60% of the double van trailer fleet. As previously disclosed, management believes that this conversion to a standardized fleet of 53' trailers will provide cost reductions such as lower licensing costs, simplified driver training and increased equipment utilization. The conversion to a standardized fleet of 53' trailers will result in the sale of substantially all of the Company's fleet of double van trailers. While the Company believes that the market value of its double van trailer fleet is currently greater than the book value, there can be no assurance the market value of such equipment will not decline or that the sale of such equipment will result in gains. The sale of the Company's double van trailer fleet may result in significant fluctuations in the amount of gains or losses recorded in any given quarter. The amount of such gains or losses recorded in a particular quarter will be dependent upon the quantity of trailers sold and the prevailing market prices for used trailering equipment.

Insurance and claims expense represented 3.4% and 3.6% of operating revenue in the second quarter of 1997 and 1996, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

Interest expense declined to $1.3 million in the second quarter of 1997 from $2.0 million in 1996. This decline is due to a lower debt level which resulted from utilizing the proceeds of the December 1996 common stock offering to reduce outstanding debt and a lower effective borrowing rate.

Six Months Ended June 30, 1997 compared to Six Months ended June 30, 1996
-------------------------------------------------------------------------

Operating revenue increased $75.2 million or 28.7% to $336.9 million for the six months ended June 30, 1997 from $261.7 million for the corresponding period of 1996. The increase in operating revenue is primarily the result of the expansion of the Company's fleet and rate increases.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first six months of 1997 was 91.1% compared to 92.5% in the comparable period of 1996. The Company's operating revenue and operating ratio for the six months ended June 30, 1997 improved as a result of improved shipper demand. The Company's empty mile factor for linehaul operations was 14.3% and 14.1% and average loaded linehaul revenue per mile was $1.31 and $1.28 in the first six months of 1997 and 1996, respectively. Significant differences in the components of operating expenses as a percentage of operating revenue are explained below.

Salaries, wages and employee benefits represented 35.3% of operating revenue for the six months ended June 30, 1997 compared with 36.5% in 1996. The decrease is due primarily to expansion of the Company's owner operator fleet (see discussion of purchased transportation below) offset in part by driver retention bonuses.

Fuel as a percentage of operating revenue was 13.5% for the first six months of 1997 versus 13.9% in 1996. Although the Company experienced an increase in fuel costs during the first six months of 1997, such increase was largely offset by an increase in the number of owner operators who are responsible for their own fuel and by fuel surcharges. Actual fuel cost per gallon increased by approximately one cent per gallon in the first six months of 1997 versus the first six months of 1996.

Purchased transportation as a percentage of operating revenue was 12.9% for the six months ended June 30, 1997 compared to 12.1% in 1996. The increase is due to the growth of the owner operator fleet to 798 as of June 30, 1997 from 612 as of June 30, 1996.

Rental expense as a percentage of operating revenue was 6.9% for the first six months of 1997 versus 5.5% in 1996. At June 30, 1997 and 1996, leased tractors represented 60% and 49%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded no gain during the first six months of 1997 and $1.8 million in 1996 from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 5.3% in the first six months of 1997 versus 6.4% in 1996. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the six month period ended June 30, 1997, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $1.8 million compared to approximately $690,000 in the first six months of 1996. Exclusive of gains, which reduced depreciation and amortization expense, the percentage in the first six months of 1997 and 1996 to operating revenue was 5.8% and 6.7 %, respectively. The decrease in 1997 is due to expansion of the owner operator fleet and the increase in the percentage of leased equipment versus owned equipment as discussed above.

Insurance and claims expense represented 3.3% and 3.6% of operating revenue in the first six months of 1997 and 1996, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

Interest expense declined to $2.1 million in the first six months of 1997 from $3.4 million in 1996. This decline is due to a lower debt level which resulted from utilizing the proceeds of the December 1996 common stock offering to reduce outstanding debt and a lower effective borrowing rate.

Liquidity and Capital Resources

The continued growth in the Company's business requires significant investment in new revenue equipment, upgraded and expanded facilities, and enhanced computer hardware and software. The funding for this expansion has been from cash provided by operating activities, proceeds from the sale of revenue equipment, long-term debt, borrowings on the Company's line of credit, the use of operating leases to finance the acquisition of revenue equipment and from periodic public offerings of common stock.

Net cash provided by operating activities was $33.5 million in the first six months of 1997 compared to $33.3 million in 1996. The increase is primarily attributable to an increase in net earnings offset by an increase in accounts receivable and prepaid expenses and a smaller increase in accounts payable, accrued liabilities and claims accruals.

Prepaid expenses increased by $6.9 million from December 31, 1996 to June 30, 1997. The increase is primarily due to significant annual license fees which are prepaid in the first quarter of each year and amortized over the remainder of the year.

Net cash used in investing activities increased to $73.7 million in the first six months of 1997 from $51.2 million in 1996. The increase is due primarily to greater capital expenditures primarily for revenue equipment including $35 million for the purchase of certain assets from DTI and its lessors offset in part by capital expenditures in 1996 to complete construction of the Company's new corporate facilities.

As of June 30, 1997, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $130 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first six months of 1997, the Company incurred approximately $4.8 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $15 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

The funding for capital expenditures has been and will be from a combination of cash provided by operating activities, amounts available under the Company's line of credit and lease financing. The availability of capital for revenue equipment and other capital expenditures will be affected by prevailing market conditions and the Company's financial condition and results of operations.

Net cash provided by financing activities amounted to $39.8 million in the first six months of 1997 compared to $18.8 million in 1996. This increase is primarily due to borrowings including those to affect the purchase of certain assets from DTI and its lessors.

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

Management believes it will be able to finance its needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth through a combination of revenue equipment purchases and strategic acquisitions, as opportunities become available, with cash flows from future operations, borrowings available under the line of credit and with long-term debt and operating lease financing believed to be available to finance revenue equipment purchases. Over the long term, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.

Inflation

Inflation can be expected to have an impact on the Company's operating costs. A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect the Company's results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years.


Seasonality

In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments after the winter holiday season. The Company's operating expenses also tend to be higher in the winter months primarily due to colder weather which causes higher fuel consumption from increased idle time.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                            PART II OTHER INFORMATION



Items 1, 2, 3 and 5.       Not applicable

Item 4:                    Submission of Matters to a Vote of Security Holders

                           The Company's Annual Meeting of Stockholders was held on May 22, 1997. At the Annual Meeting, the stockholders elected Earl H. Scudder Jr. and Rodney
                           K. Sartor to serve as Directors for three-year terms. Jerry C. Moyes, William F. Riley, Lou A. Edwards and Alphonse E. Frei continued as Directors after the meeting. Robert Cunningham did not continue as a Dirctor because he resigned in May 1997. Additionally, the stockholders approved an amendment to the Stock Option Plan to increase the number of shares authorized for issuance thereunder from 2,300,000 to 2,550,000.

                           Stockholders representing 25,623,928 shares or 91.6% were present in person or by proxy at the Annual Meeting. There were no broker non-votes on these proposals. A tabulation with respect to each nominee and the Stock Option amendment is as follows:

                                                                                            Votes
                                                           Votes            Votes           Against or
                                                           Cast             For             Withheld

                                   Earl H. Scudder, Jr.    25,623,928       25,066,286      557,642

                                   Rodney K. Sartor        25,623,928       25,286,540      337,388

                                   Amendment to Stock
                                   Option Plan             25,623,928       20,535,387      5,088,541

Item 6.                    Exhibits and reports on Form 8-K

                           (a) Exhibit 11 - Schedule of Computation of Net Earnings Per Share

                                    Exhibit 27 - Financial Data Schedule

                                    Exhibit 99 - Private  Securities  Litigation
                                    Reform Act of 1995  Safe  Harbor  Compliance
                                    Statement for Forward-Looking Statements

                           (b) A Form 8-K was filed on April 23, 1997, pertaining to the acquisition of certain assets from Direct Transit, Inc. and certain of its lessors.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Swift Transportation Co., Inc.



Date: August 11, 1997                        /s/ William F. Riley III
                                             -----------------------------------
                                                       (Signature)

                                                 William F. Riley III
                                                 Chief Financial Officer
                                       18