Form 10-Q
period 1997-09-30
SWIFT TRANSPORTATION CO INC
filed 1997-11-06
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                          -----------------------------

                                    Form 10-Q

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       or

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 5, 1997)

                Common stock, $.001 par value: 28,248,236 shares

                                                        Exhibit Index at page 17
                                                                 Total  pages 20

                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
Item 1.       Financial statements

              Condensed consolidated balance sheets
                as of September 30, 1997 (unaudited) and
                December 31, 1996                                          3 - 4

              Condensed consolidated statements of
                earnings (unaudited) for the three and nine month
                periods ended September 30, 1997 and 1996                      5

              Condensed consolidated statements of cash
                flows (unaudited) for the nine  month
                periods ended September 30, 1997 and 1996                  6 - 7

              Notes to condensed consolidated financial
                statements                                                 8 - 9


Item 2.       Management's discussion and analysis of
                financial condition and results of
                operations                                               10 - 16

                                     PART II

                                OTHER INFORMATION


Items 1, 2,
3, 4 and 5.   Not applicable


Item 6.       Exhibits and Reports on Form 8-K                                17

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed consolidated balance sheets
                                 (in thousands)

                                                         September 30,     December 31,
                                                             1997             1996
                                                         ------------      -----------
                                                          (unaudited)
         Assets
         ------

Current assets:
     Cash                                                  $ 10,087         $  1,210
     Accounts receivable, net                                94,573           77,918
     Equipment sales receivables                              5,324              362
     Inventories and supplies                                 3,580            3,997
     Prepaid taxes, licenses and insurance                    7,121            3,274
     Assets held for sale                                     5,468            5,453
     Deferred tax asset                                       6,190            3,690
                                                           --------         --------
         Total current assets                               132,343           95,904
                                                           --------         --------

Property and equipment, at cost:
     Revenue and service equipment                          349,808          297,744
     Land                                                     7,520            7,351
     Facilities and improvements                             59,010           53,109
     Furniture and office equipment                          13,419           12,242
                                                           --------         --------
          Total property and equipment                      429,757          370,446
     Less accumulated depreciation and amortization         105,202           95,597
                                                           --------         --------
          Net property and equipment                        324,555          274,849

Other assets                                                  1,977              417
Goodwill                                                      8,868            9,435
                                                           --------         --------

                                                           $467,743         $380,605
                                                           ========         ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

               (in thousands, except share and per share amounts)

                                                      September 30,     December 31,
                                                          1997              1996
                                                      ------------      -----------
                                                      (unaudited)
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                   $ 17,226          $ 16,779
     Accrued liabilities                                  31,145            17,202
     Claims accruals                                      14,550            14,668
     Current portion of long-term debt                     7,147            10,317
                                                        --------          --------
         Total current liabilities                        70,068            58,966
                                                        --------          --------

Borrowings under line of credit                           57,500            16,500
Long-term debt, less current portion                      18,444            23,784
Claims accruals                                           19,586            16,689
Deferred income taxes                                     44,100            38,000

Stockholders' equity:
     Preferred stock, par value $.001 per share
          Authorized 1,000,000 shares; none issued          --                --
     Common stock, par value $.001 per share
          Authorized 75,000,000 shares; issued
          28,468,436 and 28,134,684 shares at
          September 30, 1997 and December 31, 1996            28                28
     Additional paid-in capital                          112,026           110,291
     Retained earnings                                   149,407           119,763
                                                        --------          --------
                                                         261,461           230,082
     Less treasury stock, at cost (220,700 shares)         3,416             3,416
                                                        --------          --------
                  Net stockholders' equity               258,045           226,666
                                                        --------          --------

Commitments and contingencies
                                                        $467,743          $380,605
                                                        ========          ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed consolidated statements of earnings
                                   (unaudited)
                    (in thousands, except per share amounts)

                                             Three months              Nine months
                                          ended September 30,       ended September 30,
                                           1997         1996         1997         1996
                                        ---------    ---------    ---------    ---------

Operating revenue                       $ 188,071    $ 146,739    $ 524,999    $ 408,473
Operating expenses:
     Salaries, wages and employee
       benefits                            64,677       49,539      183,718      145,071
     Operating supplies and expenses       17,652       13,575       46,807       37,830
     Fuel and fuel taxes                   22,118       18,846       67,584       55,176
     Purchased transportation              25,638       18,968       69,224       50,538
     Rental expense                        11,809        7,295       35,198       21,788
     Insurance and claims                   4,721        5,416       15,863       14,886
     Depreciation and amortization          9,858        8,680       27,748       25,539
     Communication and utilities            2,848        2,100        7,915        6,052
     Operating taxes and licenses           5,921        4,592       18,036       14,188
                                        ---------    ---------    ---------    ---------
         Total operating expenses         165,242      129,011      472,093      371,068
                                        ---------    ---------    ---------    ---------
         Operating income                  22,829       17,728       52,906       37,405
                                        ---------    ---------    ---------    ---------

Other (income) expenses:
     Interest expense                       1,330        1,830        3,470        5,269
     Interest income                          (52)          (9)        (138)         (48)
     Other                                   (101)        (119)        (271)        (400)
                                        ---------    ---------    ---------    ---------
         Other (income) expenses, net       1,177        1,702        3,061        4,821
                                        ---------    ---------    ---------    ---------
         Earnings before income taxes      21,652       16,026       49,845       32,584
Income taxes                                8,770        6,575       20,200       13,790
                                        ---------    ---------    ---------    ---------
         Net earnings                   $  12,882    $   9,451    $  29,645    $  18,794
                                        =========    =========    =========    =========

Net earnings per common and
  equivalent share                      $     .45    $     .37    $    1.03    $     .74
                                        =========    =========    =========    =========
Shares used in per share
  calculations                             28,843       25,556       28,773       25,488
                                        =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed consolidated statements of cash flows
                                   (unaudited)
                                 (in thousands)

                                                                       Nine months
                                                                   ended September 30,
                                                                   1997           1996
                                                                 --------       --------
Cash flows from operating activities:
     Net earnings                                                $ 29,645       $ 18,794
     Adjustments to reconcile net earnings
          to net cash provided by operating activities:
     Depreciation and amortization                                 27,815         25,539
     Deferred income taxes                                          3,600         (1,260)
     Provision for losses on accounts receivable                      180            180
     Amortization of deferred compensation                             90             18
     Change in assets and liabilities:
          Increase in accounts receivable                         (16,835)       (16,862)
          (Increase) decrease  in inventories and supplies            417         (1,871)
          Increase in prepaid expenses                             (3,667)        (1,777)
          Increase in other assets                                   (689)          (424)
          Increase in accounts payable, accrued liabilities
               and claims accruals                                 17,169         30,147
                                                                 --------       --------
         Net cash provided by operating activities                 57,725         52,484
                                                                 --------       --------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                  17,727         22,994
     Capital expenditures                                         (97,351)       (93,979)
     Cash expended for purchase of DTI assets (1997)
     and Navajo Shippers (1996)                                    (3,749)        (5,148)
     Payments received on contracts receivable                        390            106
                                                                 --------       --------
         Net cash used in investing activities                    (82,983)       (76,027)
                                                                 --------       --------

See accompanying notes to condensed consolidated financial statements

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                                   (unaudited)
                                 (in thousands)

                                                                               Nine  months
                                                                            ended September 30,
                                                                            1997           1996
                                                                          --------       --------
Cash flows from financing activities:
     Repayments of long-term debt                                         $(23,510)      $(18,902)
     Proceeds from issuance of long-term debt                                              15,026
     Increase in borrowings under
          line of credit                                                    56,000         28,250
     Proceeds from issuance of common stock
         under stock option and stock purchase plans                         1,645          1,158
                                                                          --------       --------
         Net cash provided by
              financing activities                                          34,135         25,532
                                                                          --------       --------

Net increase in cash                                                         8,877          1,989
Cash at beginning of period                                                  1,210          2,627
                                                                          --------       --------
Cash at end of period                                                     $ 10,087       $  4,616
                                                                          ========       ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
     Interest                                                             $  3,391       $  5,085
     Income taxes                                                         $ 13,079       $  5,150

Supplemental schedule of noncash investing and financing activities:
     Equipment sales receivables                                          $  5,324       $  7,608
     Issuance of 90,000 shares of common stock in
     connection with the purchase of Navajo Shippers                                     $  1,918

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

Overview

Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with 5,790 tractors as of September 30, 1997 compared to 4,674 tractors as of September 30, 1996. This net fleet growth was accomplished through a combination of internal growth and the acquisition in April 1997 of 565 tractors from various lessors of DTI. The owner operator portion of the Company's fleet increased to 848 as of September 30, 1997 from 659 as of September 30, 1996.

Results of Operations

Three Months Ended  September 30, 1997 compared to Three Months ended  September
--------------------------------------------------------------------------------
30, 1996
--------

Operating revenue increased $41.3 million or 28.2% to $188.1 million for the three months ended September 30, 1997 from $146.7 million for the corresponding period of 1996. The increase in operating revenue is primarily the result of the expansion of the Company's fleet, including the DTI revenue equipment beginning in April 1997.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) was 87.9% for the third quarter of 1997 and 1996. The Company's operating revenue for the three months ended September 30, 1997 improved as a result of improved shipper demand. The Company's empty mile factor for linehaul operations was 13.1% and 13.7% and average loaded linehaul revenue per mile was $1.30 and $1.29 in the third quarter of 1997 and 1996, respectively. Significant differences in the components of operating expenses as a percentage of operating revenue are explained below.

Salaries, wages and employee benefits represented 34.4% of operating revenue for the three months ended September 30, 1997 compared with 33.8% in 1996. The increase is due primarily to driver pay including retention bonuses offset in part by expansion of the Company's owner operator fleet (see discussion of purchased transportation below).

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

Fuel as a percentage of operating revenue was 11.8 % for the third quarter of 1997 versus 12.8% in 1996. The decrease is due primarily to an increase in the number of owner operators who are responsible for their own fuel.

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

Purchased transportation as a percentage of operating revenue was 13.6% for the three months ended September 30, 1997 compared to 12.9% in 1996. The increase is due to the growth of the owner operator fleet to 848 as of September 30, 1997 from 659 as of September 30, 1996.

Rental expense as a percentage of operating revenue was 6.3% for the third quarter of 1997 versus 5.0% in 1996. This increase is partially due to an increase in trailers under lease. At September 30, 1997 and 1996, leased tractors represented 63% and 65%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded no gain during the third quarter of 1997 and $1.3 million in 1996 from the sale of leased tractors. Exclusive of gains, which reduced rental expense, the percentage in the third quarter of 1997 and 1996 to operating revenue was 6.3% and 5.9%, respectively.

Depreciation and amortization expense as a percentage of operating revenue was 5.2% in the third quarter of 1997 versus 5.9% in 1996. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended September 30, 1997, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $1.1 million compared to approximately $770,000 in the third quarter of 1996. Exclusive of gains, which reduced depreciation and amortization expense, the percentage in the third quarter of 1997 and 1996 to operating revenue was 5.8% and 6.4%, respectively. The decrease in 1997 is primarily due to expansion of the owner operator fleet.

The Company continues to replace a significant portion of its fleet of double van trailers with 13'-6" high 53 foot trailers to be used in the Eastern United States and 14' high 53 foot trailers to be used in the Western United States. As of September 30, 1997, the Company has replaced approximately 50% of the double van trailer fleet. As previously disclosed, management believes that this conversion to a standardized fleet of 53' trailers will provide cost reductions such as lower licensing costs, simplified driver training and increased equipment utilization. The conversion to a standardized fleet of 53' trailers will result in the sale of substantially all of the Company's fleet of double van trailers. While the Company believes that the market value of its double van trailer fleet is currently greater than the book value, there can be no assurance the market value of such equipment will not decline or that the sale of such equipment will result in gains. The sale of the Company's double van trailer fleet may result in significant fluctuations in the amount of gains or losses recorded in any given quarter. The amount of such gains or losses recorded in a particular quarter will be dependent upon the quantity of trailers sold and the prevailing market prices for used trailering equipment.

Insurance and claims expense represented 2.5% and 3.7% of operating revenue in the third quarter of 1997 and 1996, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

Interest expense declined to $1.3 million in the third quarter of 1997 from $1.8 million in 1996. This decline is due to a lower debt level which resulted from utilizing the proceeds of the December 1996 common stock offering to reduce outstanding debt and a lower effective borrowing rate.

Nine Months Ended September 30, 1997 compared to Nine Months ended September 30,
--------------------------------------------------------------------------------
1996
----

Operating revenue increased $116.5 million or 28.5% to $525.0 million for the nine months ended September 30, 1997 from $408.5 million for the corresponding period of 1996. The increase in operating revenue is primarily the result of the expansion of the Company's fleet and rate increases.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first nine months of 1997 was 89.9% compared to 90.8% in the comparable period of 1996. The Company's operating revenue and operating ratio for the nine months ended September 30, 1997 improved as a result of improved shipper demand. The Company's empty mile factor for linehaul operations was 13.9% for both periods and average loaded linehaul revenue per mile was $1.30 and $1.28 in the first nine months of 1997 and 1996, respectively. Significant differences in the components of operating expenses as a percentage of operating revenue are explained below.

Salaries, wages and employee benefits represented 35.0% of operating revenue for the nine months ended September 30, 1997 compared with 35.5% in 1996. The decrease is due primarily to expansion of the Company's owner operator fleet (see discussion of purchased transportation below) offset in part by driver retention bonuses.

Fuel as a percentage of operating revenue was 12.9% for the first nine months of 1997 versus 13.5% in 1996. Although the Company experienced an increase in fuel costs during the first nine months of 1997, such increase was largely offset by an increase in the number of owner operators who are responsible for their own fuel and by fuel surcharges.

Purchased transportation as a percentage of operating revenue was 13.2% for the nine months ended September 30, 1997 compared to 12.4% in 1996. The increase is due to the growth of the owner operator fleet to 848 as of September 30, 1997 from 659 as of September 30, 1996.

Rental expense as a percentage of operating revenue was 6.7% for the first nine months of 1997 versus 5.3% in 1996. This increase is partially due to an increase in trailers under lease. At September 30, 1997 and 1996, leased tractors represented 63% and 65%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded no gain during the first nine months of 1997 and $3.2 million in 1996 from the sale of leased tractors. Exclusive of gains, which reduced rental expense, the percentage in the first nine months of 1997 and 1996 to operating revenue was 6.7% and 6.1%, respectively.

Depreciation and amortization expense as a percentage of operating revenue was 5.3% in the first nine months of 1997 versus 6.3% in 1996. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the nine month period ended September 30, 1997, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $2.9 million compared to approximately $1.5 million in the first nine months of 1996. Exclusive of gains, which reduced depreciation and amortization expense, the percentage in the first nine months of 1997 and 1996 to operating revenue was 5.8% and 6.6 %, respectively. The decrease in 1997 is due to expansion of the owner operator fleet.

Insurance and claims expense represented 3.0% and 3.6% of operating revenue in the first nine months of 1997 and 1996, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

Interest expense declined to $3.5 million in the first nine months of 1997 from $5.3 million in 1996. This decline is due to a lower debt level which resulted from utilizing the proceeds of the December 1996 common stock offering to reduce outstanding debt and a lower effective borrowing rate.

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

Net cash provided by operating activities was $57.7 million in the first nine months of 1997 compared to $52.5 million in 1996. The increase is primarily attributable to an increase in net earnings offset by an increase in prepaid expenses and a smaller increase in accounts payable, accrued liabilities and claims accruals.

Prepaid expenses increased by $3.8 million from December 31, 1996 to September 30, 1997. The increase is primarily due to significant annual license fees which are prepaid in the first quarter of each year and amortized over the remainder of the year.

Net cash used in investing activities increased to $83.0 million in the first nine months of 1997 from $76.0 million in 1996. The increase is due primarily to greater capital expenditures primarily for revenue equipment including $33 million for the purchase of certain assets from DTI and its lessors and reduced proceeds from sale of property and equipment offset in part by capital expenditures in 1996 to complete construction of the Company's new corporate facilities.

As of September 30, 1997, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $167 million. The Company has the option to cancel such commitments upon 60 days notice. The Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first nine months of 1997, the Company incurred approximately $7.3 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $5 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

The funding for capital expenditures has been and will be from a combination of cash provided by operating activities, amounts available under the Company's line of credit and debt and lease financing. The availability of capital for revenue equipment and other capital expenditures will be affected by prevailing market conditions and the Company's financial condition and results of operations.

Net cash provided by financing activities amounted to $34.1 million in the first nine months of 1997 compared to $25.5 million in 1996. This increase is primarily due to borrowings including those to affect the purchase of certain assets from DTI and its lessors.

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

                         Swift Transportation Co., Inc.



Date: November 5, 1997               /s/ William F. Riley III
                                     -------------------------------------------
                                                      (Signature)

                                                      William F. Riley III
                                                      Chief Financial Officer
                                       17