Form 10-K
period 1997-12-31
SWIFT TRANSPORTATION CO INC
filed 1998-03-24
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                    2200 South 75th Avenue Phoenix, AZ 85043
               (Address of principal executive offices) (Zip Code)

                                 (602) 269-9700
              (Registrant's telephone number, including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value                             Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         At March 17, 1998, the aggregate market value of common stock held by non-affiliates of the Registrant was $396,010,307.

The number of shares outstanding of the Registrant's common stock on March 17, 1998 was 42,506,760.



                       DOCUMENTS INCORPORATED BY REFERENCE

         Materials from the Registrant's Notice and Proxy Statement relating to the 1998 Annual Meeting of Stockholders have been incorporated by reference into
Part III, Items 10, 11, 12 and 13.


                                                        Exhibit Index at page 51
                                                                  Total pages 67

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


PART I   ......................................................................

     Item 1.  Business.........................................................4
     Item 2.  Properties......................................................13
     Item 3.  Legal Proceedings...............................................14
     Item 4.  Submission of Matters to a Vote of Security Holders.............15

PART II  ......................................................................

     Item 5.  Market for the Registrant's Common Stock and Related Stockholder
              Matters.........................................................15
     Item 6.  Selected Financial and Operating Data...........................17
     Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................19
     Item 8.  Financial Statements and Supplementary Data.....................27
     Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure............................................50

PART III ......................................................................

     Item 10. Directors and Executive Officers of the Registrant..............50
     Item 11. Executive Compensation..........................................50
     Item 12. Security Ownership of Certain Beneficial Owners and Management..50
     Item 13. Certain Relationships and Related Transactions..................50

PART IV  ......................................................................

     Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
              ................................................................51

SIGNATURES...................................................................S-1

                                     PART I

Item 1.  BUSINESS

General

         Swift Transportation Co., Inc. (with its subsidiaries, "Swift" or the "Company") is the fourth largest publicly-held, national truckload carrier in the United States. Swift operates primarily throughout the continental United States, combining strong regional operations with a transcontinental van operation. The principal types of freight transported by Swift include retail and discount department store merchandise, manufactured goods, paper products, non-perishable food, beverages and beverage containers and building materials.

         By meeting its customers' specific needs for both regional and transcontinental service and through selective acquisitions, Swift has been able to achieve significant growth in revenues over the past five years. Operating revenue has grown at a compound annuual growth rate of 25.0% from $233.4 million in 1992 to $713.6 million in 1997. During that same period, net earnings have grown at a compound annual growth rate of 33.5% from $9.8 million to $41.6 million.

         Swift Transportation Co., Inc., a Nevada corporation headquartered in Sparks, Nevada, is a holding company for the Arizona operating corporation also named Swift Transportation Co., Inc. These companies are collectively referred to herein as the "Company." The Company's headquarters are located at 2200 South 75th Avenue, Phoenix, Arizona 85043, and its telephone number is (602) 269-9700.

         This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similiar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to products or services of the Company, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

         Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual
Report, including the Notes to the Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in this Annual Report.


Operating Strategy

         Swift focuses on achieving high density for service-sensitive customers in short-to-medium haul traffic lanes. Through its network of 29 terminals, Swift is able to provide regional service on a nationwide basis. Swift's terminal network establishes a local market presence in the regions Swift serves and enables Swift to respond more rapidly to its customers' changing requirements. This regional network also enables Swift to enhance driver recruitment and retention by returning drivers to their homes regularly, reduce its purchases of higher priced fuel at truck stops and expedite lower cost, in-house equipment maintenance. With an average length of haul of 571 miles in 1997, Swift is able to limit its direct competition with railroads, intermodal services and longer-haul, less specialized truckload carriers.

         Swift seeks to provide premium service with commensurate rates, rather than compete primarily on the basis of price. The principal elements of Swift's premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and maintain local contact with customers; well-maintained, late model equipment; a fully-integrated computer system to monitor shipment status and variations from schedule; an onboard communications system that enables the Company to dispatch and monitor traffic; timely deliveries; and extra equipment to respond promptly to customers' varying requirements.

         To manage the higher costs and greater logistical complexity inherent in operating in short-to-medium haul traffic lanes, Swift employs sophisticated computerized management control systems to monitor key aspects of its operations, such as availability of equipment, truck productivity and fuel consumption. Swift has a three-year replacement program for substantially all of its tractors, which allows Swift to maximize equipment utilization and fuel economy by capitalizing on improved engine efficiency and vehicle aerodynamics and to minimize maintenance expense. For 1997 and 1996, Swift maintained an operating ratio of 89.6% and 90.5%, respectively.

Growth Strategy

         Major shippers continue to reduce the number of carriers they use for their regular freight needs. This has resulted in a relatively small number of financially stable "core carriers" and has contributed to consolidation in the truckload industry in recent years. The truckload industry remains highly fragmented, and management believes that overall growth in the truckload industry and continued industry consolidation will present opportunities for well managed, financially stable carriers such as Swift to expand. The Company intends to take advantage of growth opportunites through a combination of internal growth and selective acquisitions.

The key elements of Swift's growth strategy are:

o Strengthen Core Carrier Relationships. Swift intends to continue to strengthen its core carrier relationships, expand its services to its existing customers and pursue new customer relationships. By concentrating on expanding its services to its existing customers, Swift's revenues from its top 25 customers of 1995 increased by 62% from 1995 to 1997. The largest 25, 10 and 5 customers, respectively, accounted for 47%, 33% and 23% of revenues in 1997, with no customer accounting for more than 7% of Swift's revenues during that same period. In addition to expanding its services to existing customers, Swift actively pursues new traffic commitments from high volume, financially stable shippers for whom it has not previously provided services.

o Pursue Strategic Acquisitions. Swift's revenue growth has been attributable, in significant part, to eight acquisitions completed in the last nine years. These acquisitions have enabled Swift to expand from its historical operations base in the Western United States and develop a strong regional presence in the Midwestern, Eastern and Southeastern United States. Swift generally limits its consideration of acquisitions to those it believes will be accretive to earnings within six months, and historically all of its acquisitions have met this objective. Most recently, in April 1997, Swift acquired 565 tractors and 1,622 trailers from various lessors of Direct Transit, Inc.

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

Operations

         In the Western United States, Swift has developed a network of regional terminals and offices strategically located in areas which have strong, diverse economies and provide access to other key Western population centers. In addition to Phoenix, Swift's Western terminals are located in the areas of Los Angeles, San Francisco and Willows, California; Portland, Oregon; Salt Lake City, Utah; Lewiston, Idaho; Reno, Nevada; Pueblo and Denver, Colorado.

         In the Eastern United States, Swift has terminals located in Auburn, New York; Carlisle, Pennsylvania; Richmond, Virginia; Eden, North Carolina; Greer, South Carolina; Decatur, Alabama; Atlanta and Albany, Georgia.

         Swift's Midwest terminals are located in Gary and Shoals, Indiana; Monroe and Columbus, Ohio; Dallas, Corsicana and Laredo, Texas; Oklahoma City, Oklahoma; Memphis, Tennessee; Kansas City, Kansas; and Town of Manasha, Wisconsin.

            The terminals are located in close proximity to major customers who tender significant traffic volume to Swift. To minimize competition with long-haul truckload carriers and railroads, Swift operates principally within short-to-medium-haul traffic lanes. Although the Company's transcontinental division allows it to serve a broad spectrum of shipper needs, the primary regions in which Swift operates are ideally suited to short-to-medium-haul lanes because of the distribution of population and economic centers. During 1997 and 1996, Swift's average length of haul was 571 and 576 miles, respectively.

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

         The achievement of significant regular freight volumes on high-density routes and consistent shipment scheduling over these routes are key elements of Swift's operations. As a result, Swift's terminal managers are better able to match available equipment to available loads and schedule regular maintenance and fueling at Company terminals, thereby improving productivity and asset utilization and minimizing empty miles and expensive over-the-road fueling and repair costs. Consistent scheduling also allows Swift to be more responsive to its customers' needs. Swift's regular scheduling and relatively short length of haul enable drivers to return to their homes regularly, which has helped Swift improve recruitment.

         In order to reduce the higher operating costs traditionally associated with medium-length hauls and specialized equipment, Swift has installed sophisticated computerized management control systems to monitor key aspects of its operations. Swift has a significant investment in its computer hardware and utilizes state-of-the-art software specially designed for the trucking industry. The Company's fully integrated computer network allows its managers to coordinate available equipment with the transportation needs of its customers, monitor truck productivity and fuel consumption and schedule regular equipment maintenance. Dispatchers monitor the location and delivery schedules of all shipments and equipment to coordinate routes and increase equipment utilization. The Company's computer system provides immediate access to current information regarding driver and equipment status and location, special load and equipment instructions, routing and dispatching.

         Swift's larger terminals are staffed with terminal managers, fleet managers and customer service representatives. Terminal managers work with both the fleet managers and the customer service representatives, as well as all other operations personnel, to coordinate the needs of both customers and drivers. Terminal managers are also responsible for soliciting new customers and serving existing customers in their areas. Each fleet manager is responsible for the general operation of approximately 35 trucks and their drivers, including driver retention, productivity per truck, routing, fuel consumption, safety and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.


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

         During 1994, the Company completed the acquisition of both East-West Transportation, Inc. ("East-West") and Missouri-Nebraska Express, Inc. ("MNX"). The MNX acquisition established a significant regional operation in the Midwestern United States. In September 1996, the Company acquired the dry freight van division of Navajo Shippers, Inc., Digby Leasing, Inc.and Digby-Ringsby Truck Line, Inc. (collectively, "Navajo Shippers"). In April 1997, the Company acquired certain assets of Direct Transit, Inc. ("DTI"), a Debtor-In-Possession in United States Bankruptcy Court. DTI was a dry van carrier based in Sioux City, South Dakota and operated predominantly in the eastern two-thirds of the United States.

         See "Factors That May Affect Future Results and Financial Condition" under Item 7.



Revenue Equipment

         Swift acquires premium tractors to help attract and retain drivers, promote safe operations and minimize maintenance and repair costs. Management believes the higher initial investment is recovered through improved resale value.

The following table shows the type and age of Company-owned and leased equipment at December 31, 1997:

--------------------------------------------------------------------------------
                              57', 53' and    Sets of    Flatbed    Specialized
 Model Year     Tractors (1)    48' Vans    Double Vans  Trailers     Trailers
--------------------------------------------------------------------------------
1998                 761           475
--------------------------------------------------------------------------------
1997               1,518         3,388                     274           97
--------------------------------------------------------------------------------
1996                 891         2,194          168        201
--------------------------------------------------------------------------------
1995               1,439         1,024                      94
--------------------------------------------------------------------------------
1994                 256         1,947                      40
--------------------------------------------------------------------------------
1993                   6         1,329           40        105            1
--------------------------------------------------------------------------------
1992 and prior        97         3,297          570         62          193
--------------------------------------------------------------------------------
Total              4,968        13,654          778        776          291
--------------------------------------------------------------------------------

----------------
(1)      Excludes 910 owner-operator tractors.

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

         Swift has installed Qualcomm onboard, two-way vehicle satellite communication systems in the majority of its tractors. This communications system links drivers to regional terminals, allowing Swift to alter rapidly its routes in response to customer requirements and to eliminate the need for driver stops to report problems or delays. This system allows drivers to inform dispatchers and fleet managers of the status of routing, loading and unloading or the need for emergency repairs. Swift believes the communications system improves fleet control, the quality of customer service and driver retention. Swift intends to continue to install the communication system in substantially all tractors acquired in the future.

         Swift has adopted a speed limit of 60 miles per hour for Company tractors (62 miles per hour for team drivers) and 65 miles per hour for owner-operator tractors to reduce accidents, enhance fuel mileage and minimize maintenance expense. Substantially all of Swift's Company tractors are equipped with electronically controlled engines that are set to limit the speed of the vehicle.

Marketing and Customers

         Swift has targeted the service-sensitive segment of the truckload market, both common and contract, rather than that segment that uses price as its primary consideration. The Company has chosen to provide premium service with commensurate rates rather than compete primarily on the basis of price. The principal elements of Swift's premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and to maintain local contact with customers; a fully-integrated computer system to monitor shipment location and variations from schedule; an onboard communication system that enables the Company to reroute traffic; well-maintained, late model equipment; timely deliveries; extra equipment for the convenience of customers, which enables Swift to respond promptly to customers' varying requirements; assistance in loading and unloading; and Company control of revenue equipment. By concentrating on expanding its services to its existing customers, the Company's revenues from its top 25 customers of 1995 increased 62% from 1995 to 1997.

         Swift maintains a strong commitment to marketing. Swift has assigned a member of senior management to each of its largest customers to ensure a high level of customer support. Swift solicits new customers from its Phoenix, Arizona headquarters and each of its regional terminals through a marketing staff of approximately 30 persons. Once a customer relationship has been established, regional customer service representatives maintain contact and solicit additional business. Swift concentrates on attracting non-cyclical customers that regularly ship multiple loads from locations that complement existing traffic flows. Customer shipping point locations are regularly monitored and, as shipping patterns of existing customers expand or change, Swift attempts to obtain additional customers that will complement the new traffic flow. This strategy enables Swift to maximize equipment utilization.

         The largest 25, ten and five customers of 1995 accounted for approximately 47%, 33% and 23% respectively, of Swift's revenues during 1997, 44%, 33% and 23%, respectively, of Swift's revenues during 1996 and 46%, 34% and 20%, respectively, of Swift's revenues during 1995. No customer accounted for more than 7% of Swift's gross revenues during any of the three most recent fiscal years. Swift's largest customers include retail and discount department store chains, manufacturers, non-perishable food companies, beverage and beverage container producers and building materials companies.

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

         Senior management is actively involved with the development and retention of drivers. Recognizing the need for qualified drivers, Swift established its own driver-training school in Phoenix, Arizona in 1987, which is certified by the Arizona Department of Transportation. Swift also has contracted with driver-training schools which are managed by outside organizations as well as local community colleges throughout the country. Candidates for the schools must be at least 23 years old, with a high school education or equivalent, pass a basic skills test and pass the U.S. Department of Transportation ("DOT") physical examination, which includes drug and alcohol screening. Students are required to complete three weeks of classroom study and driving range time and a six to eight week, on-the-road training program.

         Swift bases its drivers at the regional terminals and monitors each driver's location on its computer system. Swift uses this information to schedule the routing for its drivers so that they can return home frequently. In order to attract and retain highly qualified drivers and promote safe operations, the Company purchases premium quality tractors equipped with optional comfort and safety features, such as air ride suspension, air conditioning, high quality interiors, power steering, engine brakes and raised roof double sleeper cabs. Company drivers are compensated on the basis of miles driven and number of stops or deliveries, plus bonuses. Base pay for miles driven increases with a driver's length of service. The Company maintains a bonus system for its drivers based upon safety and driving performance. Drivers employed by Swift participate in company-sponsored health, life and dental insurance plans and are eligible to participate in a 401(k) Profit Sharing Plan and an Employee Stock Purchase Plan.

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

         As of December 31, 1997, Swift employed approximately 7,800 full-time persons, of whom approximately 6,000 were drivers (including driver trainees), 600 were mechanics and other equipment maintenance personnel and the balance were support personnel, such as sales personnel, corporate managers and administration. None of Swift's drivers or other employees is represented by a collective bargaining unit. In the opinion of management, Swift's relationship with its drivers and employees is good.

Safety

         The Company has an active safety and loss prevention program at each of its terminals. Safety supervisors engage in ongoing training of drivers regarding safe vehicle operations and loading procedures. The Company has adopted maximum speed limits and rewards drivers with bonuses for complying with the Company's safety policies. The Company believes that its insurance and claims expense as a percentage of operating revenue is one of the best in the industry and attributable to its overall strong safety program. In December 1997, the Company received the highest safety rating given to motor carriers by the United States Department of Transportation.

Fuel

         In order to reduce fuel costs, the Company purchases approximately 72% of its fuel in bulk at 21 of its 29 terminals. Swift stores fuel in underground storage tanks at two of its bulk fueling terminals and in above ground storage tanks at its other bulk fueling terminals. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company. From time to time, the Company, in response to increases in fuel costs, has implemented fuel surcharges to pass on to its customers all or substantially all of such costs. For example, in April 1996, the Company implemented a fuel surcharge program in response to a significant increase in fuel cost. However, there can be no assurance that such fuel surcharges could be used to offset future increases in fuel prices. The Company believes that its most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. The Company has not used derivative-type products as a hedge against higher fuel costs in the past but continues to evaluate this possibility.

Competition

         The trucking industry is extremely competitive and fragmented. The Company competes primarily with regional, medium-haul truckload carriers. Management believes, because of its cost efficiencies, productive equipment utilization and financial resources, that the Company has a competitive advantage over most regional truckload carriers. The Company believes that competition for the freight transported by the Company is based, in the long term, as much upon service and efficiency as on freight rates. There are some trucking companies with which the Company competes that have greater financial resources, own more revenue equipment and carry a larger volume of freight than the Company. Long-haul truckload carriers and railroads also provide competition, but to a lesser degree. The Company also competes with other motor carriers for the services of drivers.

Regulation

         Prior to December 29, 1995 the Company was regulated by the Interstate Commerce Commission ("ICC"). On December 29, 1995, the ICC ceased operations. However, substantially all of the jurisdiction over motor carriers was transferred to the United States Department of Transportation, and most of the regulatory requirements remain essentially unchanged. This regulatory authority has broad powers, generally governing matters such as authority to engage in motor carrier operations, rates and charges, certain mergers, consolidations and acquisitions and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes which can affect the economics of the industry. The Company is also regulated by various state agencies.

         The Company's operations also are subject to various federal, state and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks. The Company believes that its operations are in substantial compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material adverse effect on the Company's business or operating results.

Seasonality

         In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments after the winter holiday season. The Company's operating expenses also tend to be higher in the winter months primarily due to colder weather which causes higher fuel consumption from increased idle time.


Item 2.           PROPERTIES

         The following table provides information regarding the Company's regional terminals and/or offices:

                                                                Company Owned
Location                                                          or Leased
--------                                                          ----------
Albany, Georgia                                                     Leased

Atlanta, Georgia                                                    Leased

Auburn, New York                                                    Owned

Carlisle, Pennsylvania                                              Leased

Columbus, Ohio                                                      Leased

Corsicana, Texas                                                    Leased

Decatur, Alabama                                                    Leased

Denver, Colorado                                                    Leased

Eden, North Carolina                                                Owned

Edwardsville, Kansas                                                Owned

Fontana, California                                                 Owned

Gary, Indiana                                                       Owned

Greer, South Carolina                                               Owned

Irving, Texas                                                       Leased

Laredo, Texas                                                       Leased

Lewiston, Idaho                                                     Leased

Memphis, Tennessee                                                  Owned

Monroe, Ohio                                                        Leased

Oklahoma City, Oklahoma                                             Owned

Phoenix, Arizona                                                    Owned

Pueblo, Colorado                                                    Owned

Richmond, Virginia                                                  Owned

Salt Lake City, Utah                                                Owned

Shoals, Indiana                                                     Owned

Sparks, Nevada                                                      Owned

Stockton, California                                                Leased

Troutdale, Oregon                                                   Owned

Town of Manasha, Wisconsin                                          Owned

Willows, California                                                 Owned

Wilmington, California                                              Leased


         Swift's headquarters is located on approximately 153 acres in Phoenix, Arizona and contains 83,000 square feet of office space, 74,000 square feet of shop and maintenance facilities, 27,000 square feet of a drivers' center, a recruiting and training center, a warehouse facility, a two-bay truck wash and an eight lane fueling center. The Company's prior headquarters is held for sale. As of December 31, 1997, the Company's aggregate monthly rent for all leased properties was $79,000.


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

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.




                                     PART II

Item 5.           MARKET  FOR  THE  REGISTRANT'S   COMMON   STOCK  AND   RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock is publicly traded on the Nasdaq National Market ("Nasdaq") under the symbol "SWFT". The following table sets forth the high and low closing sales prices of the common stock reported by Nasdaq for the periods shown.




                                  Common Stock
                                  ------------

                                                 High               Low
                                                 ----               ---
          1997
          First Quarter                         $18.67             $16.17
          Second Quarter                         21.83              17.25
          Third Quarter                          21.33              18.33
          Fourth Quarter                         22.17              18.33

          1996
          First Quarter                         $14.17             $10.00
          Second Quarter                         14.08              11.50
          Third Quarter                          15.00              12.42
          Fourth Quarter                         16.33              13.50


         On March 17, 1998, the last reported sales price of the Company's common stock was $24.25 per share. At that date, the number of stockholder accounts of record of the Company's common stock was 1,575. The Company estimates there are approximately 4,900 beneficial holders of the Company's common stock.

         The Company has not paid cash dividends on its common stock in either of the two preceding fiscal years and one of the Company's notes payable includes limitations on the payment of cash dividends. It is the current intention of management to retain earnings to finance the growth of the Company's business. Future payment of cash dividends will depend upon the financial condition, results of operations, and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

         On February 20, 1998, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and payable on March 12, 1998 to the stockholders of record at the close of business on March 2, 1998. All share amounts, share prices and earnings per share in this Annual Report on Form 10-K have been retroactively adjusted to reflect this 3-for-2 stock split.

Factors That May Affect Future Stock Performance

         The performance of the Company's common stock is dependent upon several factors, including those set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition."

         Influence by Principal Stockholder. Trusts established for the benefit of Jerry C. Moyes and his family beneficially own approximately 43% of the Company's common stock. Accordingly, Mr. Moyes will have a significant influence upon the activities of the Company, as well as on all matters requiring approval of the stockholders, including electing members of the Company's Board of Directors and causing or restricting the sale or merger of the Company. This concentration of ownership, as well as the ability of the Board to establish the terms of and issue preferred stock of the Company without stockholder approval, may have the effect of delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over their current market prices.


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

Item 6.           SELECTED FINANCIAL AND OPERATING DATA


         The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1997 is derived from the Company's Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997 and the independent auditors' report thereon, are included in Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

---------------------------------------------------------------------------------------------------------

                                                                 Years Ended December 31,

                                               ----------------------------------------------------------

                                                 1997(1)     1996(2)       1995      1994(3)     1993(4)
                                               ----------------------------------------------------------
                                                 (dollar amounts in thousands, except per share amounts)
Consolidated Statements of Earnings Data:
---------------------------------------------------------------------------------------------------------
Operating revenue                                $713,638    $562,259    $458,165    $365,889    $276,982
---------------------------------------------------------------------------------------------------------
Earnings before income taxes                      $69,994     $47,212     $40,070     $39,309     $21,409
---------------------------------------------------------------------------------------------------------
Net earnings                                      $41,644     $27,422     $23,040     $22,629     $12,274
---------------------------------------------------------------------------------------------------------
Diluted earnings per share (6)                       $.96        $.71        $.61       $0.60        $.32
---------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data (at end of year):
---------------------------------------------------------------------------------------------------------
Working capital                                   $64,168     $36,938      $6,735     $14,012     $14,156
---------------------------------------------------------------------------------------------------------
Total assets                                     $471,134    $380,605    $311,308    $275,991    $172,220
---------------------------------------------------------------------------------------------------------
Long-term obligations, less current portion       $73,420    $ 40,284     $68,954     $77,715     $23,379
---------------------------------------------------------------------------------------------------------
Stockholders' equity                             $274,175    $226,666    $134,835    $111,342     $88,973
---------------------------------------------------------------------------------------------------------
Operating Statistics (at end of year):
---------------------------------------------------------------------------------------------------------
Operating ratio                                     89.6%       90.5%       89.9%       88.8%       92.1%
---------------------------------------------------------------------------------------------------------
Pre-tax margin (5)                                   9.8%        8.4%        8.7%       10.7%        7.7%
---------------------------------------------------------------------------------------------------------
Average line haul revenue per mile                  $1.13       $1.11       $1.11       $1.12       $1.10
---------------------------------------------------------------------------------------------------------
Empty mile percentage                               13.7%       14.0%       13.9%       13.2%       13.4%
---------------------------------------------------------------------------------------------------------
Average length of haul (in miles)                     571         576         591         590         608
---------------------------------------------------------------------------------------------------------
Total tractors at end of period:
---------------------------------------------------------------------------------------------------------
  Company-operated                                  4,968       4,166       3,472       3,286       2,338
---------------------------------------------------------------------------------------------------------
  Owner-operator                                      910         665         477         188          44
---------------------------------------------------------------------------------------------------------
Trailers at end of period                          15,499      12,151       8,788       8,957       5,215
---------------------------------------------------------------------------------------------------------

(1) Includes the results of operations from the acquisition of certain assets of DTI beginning April 8, 1997.

(2) Includes the results of operations from the asset acquisition of the dry freight van division of Navajo Shippers, Inc., Digby Leasing, Inc.and Digby-Ringsby Truck Line, Inc. beginning on September 12, 1996.

(3)      Includes  the  results of  operations  from the asset  acquisitions  of
         East-West   Transportation,   Inc.   beginning  on  July  1,  1994  and
         Missouri-Nebraska Express, Inc. beginning October 2, 1994.

(4) Includes the results of operations from the acquisition of West's Best Freight Systems, Inc. beginning June 1, 1993.

(5) Pre-tax margin represents earnings before income taxes as a percentage of operating revenue. Because of the impact that equipment financing methods can have on the operating ratio (operating expenses as a percentage of operating revenue), the Company believes that the most meaningful comparative measure of its operating efficiency is its pre-tax margin, which takes into consideration both the Company's total operating expenses and net interest expense as a percentage of operating revenue.

(6) As adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend and payable on March 12, 1998 to the stockholders of record at the close of business on March 2, 1998. All share amounts, share prices and earnings per share in this Annual Report on Form 10-K have been retroactively adjusted to reflect this 3-for-2 stock split.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         During 1997, 1996 and 1995, Swift's fleet has been predominantly comprised of Company-owned and leased tractors. The Company's decisions whether to buy or lease new and replacement revenue equipment is based upon the overall economic impact of the alternative financing methods, including market prices available and income tax considerations. Depending on whether revenue equipment is purchased or leased, several categories of the Company's operating expenses have varied, and will continue to vary, as a percentage of the Company's revenues. Because of the impact that equipment financing methods can have on the operating ratio (operating expenses as a percentage of operating revenue), the Company believes that the most meaningful comparative measure of its operating efficiency is its pre-tax margin (earnings before income taxes as a percentage of operating revenue), which takes into consideration both the Company's total operating expenses and net interest expense as a percentage of operating revenue. Accordingly, in the discussion and analysis below, the Company has focused on the factors contributing to operating revenue increases and to the increase or decrease in its pre-tax margin during the periods presented. In the "forward-looking statements" that may be included herein, important factors such as the financial position of the Company, its customers needs, the cost of new equipment and new construction, the availability of buyers in the marketplace, fuel costs and other factors may cause actual results to vary.

         Although the trend of shippers in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with 4,968 tractors as of December 31, 1997 compared to 3,286 tractors as of December 31, 1994. This fleet growth was accomplished through a combination of internal growth and through strategic acquisitions. See "Business -- General." During this same period, the Company's owner operator fleet has expanded to 910 as of December 31, 1997 from 188 as of December 31, 1994.

Results of Operations

         The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:



                                                      December 31,
                                                      ------------------------
                                                       1997     1996      1995
                                                       ----     ----      ----
Operating revenue...................................  100.0%   100.0%    100.0%
Operating expenses:
   Salaries, wages and employee benefits............   34.5     34.2      37.1
   Operating supplies and expenses..................    8.9      9.3       8.9
   Fuel.............................................   12.8     13.8      13.2
   Purchased transportation.........................   13.5     12.8       9.3
   Rental expense...................................    6.5      5.8       5.8
   Insurance and claims.............................    3.2      3.6       2.9
   Depreciation and amortization....................    5.3      6.0       6.9
   Communications and utilities.....................    1.5      1.5       1.6
   Operating taxes and licenses.....................    3.4      3.5       4.2
                                                      -----    -----     -----
   Total operating expenses.........................   89.6     90.5      89.9
                                                      -----    -----     -----
   Operating income                                    10.4      9.5      10.1
Net interest expense................................     .7      1.2       1.5
Other (income) expense, net.........................   (0.1)    (0.1)     (0.1)
                                                      -----    -----     -----

Earnings before income taxes........................    9.8      8.4       8.7
Income taxes........................................    4.0      3.5       3.7
                                                      -----    -----     -----
Net earnings........................................    5.8%     4.9%      5.0%
                                                      =====    =====     =====



Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Operating revenue increased $151.3 million, or 26.9%, to $713.6 million for the year ended December 31, 1997 from $562.3 million for the previous year. The increase in operating revenue is due primarily to the expansion of the Company's total fleet to 5,878 tractors at December 31, 1997 from 4,831 at December 31, 1996, an increase of 1,047 tractors. The acquisition of tractors from certain lessors of DTI in April 1997 accounted for 565 of this increase in tractors. The Company's freight rates increased by appoximately 1% in 1997.

         The Company's operating ratio was 89.6% and 90.5% in 1997 and 1996, respectively. The Company's operating revenue and operating ratio for 1997 improved as a result of strong shipper demand which caused an increase in operating revenue and the favorable impact in components of operating expenses explained below. The Company's empty mile factor was 13.7% and 14.0% and the average rate per mile was $1.118 and $1.103 (excluding fuel surcharge) for the years ended December 31, 1997 and 1996, respectively.

         Salaries, wages and employee benefits represented 34.5% of operating revenue for the year ended December 31, 1997 compared with 34.2% for 1996. The increase is due primarily to driver pay including retention bonuses offset in part by expansion of the Company's owner operator fleet. Effective January 1, 1997, the Company began paying its drivers a bonus of two cents per mile. For the first three quarters this bonus was payable quarterly, provided the driver was still employed at the end of the quarter.

         From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

         Fuel expenses represented 12.8% and 13.8% of operating revenue in 1997 and 1996, respectively. The decrease in fuel as a percentage of revenue is due primarily to decreased fuel prices and an increase in the owner operator fleet.

         Increases in fuel costs (including fuel taxes), to the extent not offset by rate increases or fuel surcharges, could have an adverse effect on the operations and profitability of the Company. Management believes that the most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such an option is necessary and available. The Company has not used derivative-type hedging products as a hedge against higher fuel costs.

         Purchased transportation represented 13.5% and 12.8% of operating revenue for the years ended December 31, 1997 and 1996, respectively. This increase is the result of the growth of the Company's owner operator fleet from 665 at December 31, 1996 to 910 at December 31, 1997.

         Rental expense as a percentage of operating revenue was 6.5% and 5.8% for the years ended December 31, 1997 and 1996, respectively. This increase is partially due to an increase in trailers under lease. When it is economically feasible to do so, the Company will purchase then sell tractors it leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. During the year ended December 31,1997 and 1996, respectively, the Company recorded gains of approximately $770,000 and $3.3 million from the sale of leased tractors. During 1997 and 1996, leased tractors represented approximately 61% and 55%, respectively of the fleet (exclusive of owner operators).

         Depreciation and amortization expense was 5.3% of operating revenue for the year ended December 31, 1997 versus 6.0% for 1996. This decrease is primarily due to expansion of the owner operator fleet. During the year ended December 31, 1997 the Company recorded gains on the sale of revenue equipment of approximately $3.6 million compared with approximately $2.2 million in 1996. Exclusive of gains, which reduced depreciation and amortization expense, the percentage of depreciation and amortization to operating revenue in 1997 and 1996 was 5.8% and 6.4%, respectively.

         Insurance and claims expense represented 3.2% and 3.6% of operating revenue in the year ended December 31,1997 and 1996, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels.

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

         Interest expense decreased to $4.6 million in 1997 from $7.1 million in 1996. This decline is due to a lower effective borrowing rate and a lower debt level throughout most of the year which resulted from utilizing the proceeds of the December 1996 common stock offering to reduce outstanding debt.



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

         The Company's operating ratio was 90.5% and 89.9% in 1996 and 1995, respectively. The Company's operating revenue and operating ratio for 1996 were impacted by overall soft shipper demand in the first four months of 1996, harsh winter conditions and an increase in fuel costs. This resulted in slightly lower equipment utilization and a slightly higher revenue per mile. The Company's empty mile factor was 14.0% and 13.9% and the average rate per mile was $1.103 and $1.110 (excluding fuel surcharge) for the years ended December 31, 1996 and 1995, respectively.

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

         Rental expense as a percentage of operating revenue was 5.8% for the years ended December 31, 1996 and 1995. When it is economically feasible to do so, the Company will purchase then sell tractors it leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. During the year ended December 31,1996 and 1995, respectively, the Company recorded gains of approximately $3.3 million and $2.1 million from the sale of leased tractors. During 1996 and 1995, leased tractors represented approximately 55% and 46%, respectively of the fleet (exclusive of owner operators).

         Depreciation and amortization expense was 6.0% of operating revenue for the year ended December 31, 1996 versus 6.9% for 1995. This decrease is a result of the higher percentage of tractors which are leased rather than purchased in 1996 versus 1995. During the year ended December 31, 1996 the Company recorded gains on the sale of revenue equipment of approximately $2.2 million compared with approximately $2.7 million in 1995. Exclusive of gains, which reduced deprecation and amortization expense, the percentage of depreciation and amortization to operating revenue in 1996 and 1995 was 6.4% and 7.7%, respectively.

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

         Net cash provided by operating activities was $75.9 million for the year ended December 31, 1997 compared to $58.8 million for 1996. The increase is primarily attributable to an increase in net earnings and a smaller increase in accounts receivable offset primarily by a smaller increase in accounts payable, accrued liabilities and claims accruals.

         Net cash used in investing activities increased to $104.0 million for the year ended December 31,1997 from $80.2 million for 1996. The increase is due primarily to an increase in capital expenditures including the acquisition of tractors and trailers from lessors of DTI, and fewer proceeds from the sale of property and equipment. Cash expended for investment activities also includes $3.7 million expended for the purchase of certain assets of DTI.

         As of December 31, 1997, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $170 million. The Company has the option to cancel such commitments upon 60 days notice. The Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

         During the year ended December 31, 1997, the Company incurred approximately $12 million of non-revenue equipment capital expenditures. These expenditures were primarily for the acquisition or construction of new facilites in Pueblo, Colorado; Columbus, Ohio; Gary, Indiana; Memphis, Tennessee; and Town of Manasha, Wisconsin.

         The Company anticipates that it will expend approximately $33 million in 1998 for various facilities upgrades and acquisitions of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

         The funding for capital expenditures has been and will be from a combination of cash provided by operating activities, amounts available under the Company's $110 million line of credit, lease financing and equity offerings. The availability of capital for revenue equipment and other capital expenditures will be affected by prevailing market conditions and the Company's financial condition and results of operations.

         Net cash provided by financing activities was $32.6 million in 1997 compared to $20.0 million in 1996. The increase in cash provided by financing activities is primarily due to an increase in borrowings under the line of credit.

         Management believes that it will be able to finance its needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth through a combination of revenue equipment purchases and strategic acquisitions, as opportunities become available, with cash flows from operations, borrowings available under the line of credit and with long-term debt and operating lease financing believed to be available to finance revenue equipment purchases. Over the long term, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.

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



Factors That May Affect Future Results and Financial Condition

         The Company's future operating results and financial condition are dependent on the Company's ability to successfully provide truckload carrier services to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect the Company's future operating results and financial condition include, without limitation, the factors discussed below.

         General Economic and Business Factors. The Company's business is dependent upon a number of factors that may have a material adverse effect on its results of operations, many of which are beyond the Company's control. These factors include excess capacity in the trucking industry, significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees and insurance and claims costs, to the extent not offset by increases in freight rates or fuel surcharges, and difficulty in attracting and retaining qualified drivers and owner operators. The Company's results of operations also are affected by recessionary economic cycles and downturns in customers' business cycles, particularly in market segments and industries (such as retail and paper products) in which the Company has a concentration of customers. In addition, the Company's results of operations are affected by seasonal factors. Customers tend to reduce shipments after the winter holiday season and the Company's operating expenses tend to be higher in the winter months primarily due to colder weather which causes higher fuel consumption from increased idle time.

         Competition. The trucking industry is extremely competitive and fragmented. The Company competes with many other truckload carriers of varying sizes and, to a lesser extent, with railroads. Competition has created downward pressure on the truckload industry's pricing structure. There are some trucking companies with which the Company competes that have greater financial resources than the Company, own more revenue equipment and carry a larger volume of freight than the Company.

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

         Dependence on Key Personnel. The Company is highly dependent upon the services of Mr. Jerry Moyes, Chairman of the Board, President and Chief Executive Officer, Mr. William F. Riley, III, Executive Vice President and Chief Financial Officer, Mr. Rodney K. Sartor, Executive Vice President, Mr. Patrick
J. Farley, Executive Vice President, and Mr. Kevin H. Jensen, Executive Vice President. Although the Company believes it has an experienced and talented management group, the loss of the services of Mr. Moyes, Mr. Riley, Mr. Sartor, Mr. Farley or Mr. Jensen could have a material adverse effect on the Company's operations and future profitability. The Company does not have employment agreements with nor does it maintain key man life insurance on Messrs. Moyes, Riley, Sartor, Farley or Jensen.

         Regulation. The Company is regulated by the United States Department of Transportation. This regulatory authority exercises broad powers, generally governing activities such as authorization to engage in motor carrier operations, rates and charges, operations, safety, financial reporting, and certain mergers, consolidations and acquisitions. In addition, the Company's operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks. If the Company should be involved in a spill or other accident involving hazardous substances or if the Company were found to be in violation of applicable laws or regulations, it could have a material adverse effect on the Company's business and operating results.

         Claims Exposure; Insurance. The Company currently self-insures for liability resulting from cargo loss, personal injury and property damage and for workers' compensation, and maintains insurance with licensed insurance companies above its limits on self-insurance. To the extent the Company were to experience an increase in the number of claims for which it is self-insured, the Company's operating results would be materially adversely affected. In addition, significant increases in insurance costs, to the extent not offset by freight rate increases, would reduce the Company's profitability.

         Dependence on Key Customers. A significant portion of the Company's revenue is generated from key customers. During 1997, the Company's top 25, 10 and 5 customers of 1995 accounted for 47%, 33% and 23% of revenues, respectively. The Company does not have long-term contractual relationships with many of its key customers, and there can be no assurance that the Company's relationships with its key customers will continue as presently in effect. A reduction in or termination of the Company's services by a key customer could have a material adverse effect on the Company's business and operating results.



Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated Financial Statements of the Company as of December 31, 1997 and for each of the years in the three-year period ending December 31, 1997, together with related notes and the report of KPMG Peat Marwick LLP, independent auditors, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 14 of this Form 10-K.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (In thousands, except share data)

                                                                              December 31,
                                                                 ---------------------------------------
                                Assets                                 1997                 1996
                                ------                           ------------------   ------------------

Current assets:
    Cash                                                        $         5,726      $         1,210
    Accounts receivable, net                                             92,587               77,918
    Equipment sales receivables                                           3,284                  362
    Inventories and supplies                                              4,509                3,997
    Prepaid taxes, licenses and insurance                                 5,090                3,274
    Assets held for sale                                                  5,468                5,453
    Deferred income taxes                                                 5,280                3,690
                                                                 ------------------   ------------------
           Total current assets                                         121,944               95,904
                                                                 ------------------   ------------------

Property and equipment, at cost:
    Revenue and service equipment                                       366,223              297,744
    Land                                                                  7,520                7,351
    Facilities and improvements                                          62,760               53,109
    Furniture and office equipment                                       13,949               12,242
                                                                 ------------------   ------------------
           Total property and equipment                                 450,452              370,446

    Less accumulated depreciation and amortization                      111,917               95,597
                                                                 ------------------   ------------------

           Net property and equipment                                   338,535              274,849

Other assets                                                              1,976                  417

Goodwill                                                                  8,679                9,435
                                                                 ------------------   ------------------

                                                                $       471,134      $       380,605
                                                                 ==================   ==================

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        (In thousands, except share data)

                                                                                December 31,
                                                                   --------------------------------------
                 Liabilities and Stockholders' Equity                    1997                1996
                 ------------------------------------              ------------------  ------------------
Current liabilities:
    Accounts payable                                              $        14,469     $        16,779
    Accrued liabilities                                                    20,177              17,202
    Current portion of claims accruals                                     16,281              14,668
    Current portion of long-term debt                                       6,849              10,317
                                                                   ------------------  ------------------
           Total current liabilities                                       57,776              58,966
                                                                   ------------------  ------------------

Borrowings under revolving line of credit                                  56,500              16,500
Long-term debt, less current portion                                       16,920              23,784
Claims accruals, less current portion                                      21,343              16,689
Deferred income taxes                                                      44,420              38,000

Stockholders' equity:
    Preferred stock, par value $.001 per share.  Authorized
      1,000,000 shares; none issued
    Common stock, par value $.001 per share.  Authorized
      75,000,000 shares; issued 42,793,557 and 42,202,026 shares
      in 1997 and 1996, respectively                                           43                  42
    Additional paid-in capital                                            116,141             110,277
    Retained earnings                                                     161,407             119,763
                                                                   ------------------  ------------------
                                                                          277,591             230,082
    Less treasury stock, at cost (331,050 shares)                           3,416               3,416
                                                                   ------------------  ------------------
           Total stockholders' equity                                     274,175             226,666

Commitments, contingencies and subsequent events
                                                                   ------------------  ------------------

                                                                  $       471,134     $       380,605
                                                                   ==================  ==================

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                       Consolidated Statements of Earnings

                        (In thousands, except share data)

                                                                  Years ended December 31,
                                                  -------------------------------------------------------
                                                       1997               1996               1995
                                                  ----------------   ----------------   -----------------
Operating revenue                               $       713,638    $       562,259    $       458,165
                                                  ----------------   ----------------   -----------------

Operating expenses:
    Salaries, wages and employee benefits               246,231            192,572            169,805
    Operating supplies and expenses                      63,622             52,362             40,582
    Fuel                                                 91,257             77,063             60,697
    Purchased transportation                             96,107             72,040             42,592
    Rental expense                                       46,545             32,599             26,633
    Insurance and claims                                 23,161             20,358             13,121
    Depreciation and amortization                        37,849             33,883             31,726
    Communications and utilities                         10,695              8,219              7,547
    Operating taxes and licenses                         24,132             19,584             19,377
                                                  ----------------   ----------------   -----------------
           Total operating expenses                     639,599            508,680            412,080
                                                  ----------------   ----------------   -----------------

           Operating income                              74,039             53,579             46,085
                                                  ----------------   ----------------   -----------------

Other (income) expenses:
    Interest expense                                      4,647              7,106              6,728
    Interest income                                        (183)              (107)               (75)
    Other                                                  (419)              (632)              (638)
                                                  ----------------   ----------------   -----------------
           Other (income) expenses, net                   4,045              6,367              6,015
                                                  ----------------   ----------------   -----------------

           Earnings before income taxes                  69,994             47,212             40,070

Income taxes                                             28,350             19,790             17,030
                                                  ----------------   ----------------   -----------------

           Net earnings                         $        41,644    $        27,422    $        23,040
                                                  ================   ================   =================

Basic earnings per share                        $           .99    $           .73    $           .62
                                                  ================   ================   =================

Diluted earnings per share                      $           .96    $           .71    $           .61
                                                  ================   ================   =================

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                        (In thousands, except share data)

                                                        Common Stock            Additional                               Total
                                                  -------------------------      paid-in    Retained     Treasury     stockholders'
                                                     Shares      Par value       capital    earnings      stock          equity
                                                  ------------  -----------     ----------  ---------    --------     ------------
Balance, January 1, 1995                           36,828,984   $    38   $    43,048   $   69,301    $   (1,045)     $   111,342


Issuance of common stock under stock option
  and employee stock purchase plans                   487,317                   1,720                                       1,720

Income tax benefit arising from the exercise
  of stock options                                                              1,056                                       1,056

Amortization of deferred compensation                                              48                                          48


Purchase of 213,450 shares of treasury stock                                                              (2,371)          (2,371)


Net earnings                                                                                23,040                         23,040
                                                   ----------   -------   -----------   ----------    ----------      -----------

Balance, December 31, 1995                         37,316,301        38        45,872       92,341        (3,416)         134,835


Issuance of common stock under stock option
  and employee stock purchase plans                   438,225                   1,676                                       1,676


Issuance of common stock upon public offering,
   net of issuance costs of $300                    4,312,500         4        59,410                                      59,414

Issuance of common stock for Navajo Shippers
   acquisition                                        135,000                   1,918                                       1,918

Income tax benefit arising from the exercise of
   stock options                                                                1,330                                       1,330


Amortization of deferred compensation                                              71                                          71

Net earnings                                                                                27,422                         27,422
                                                   ----------   -------   -----------   ----------    ----------      -----------

Balance, December 31, 1996                         42,202,026        42       110,277      119,763        (3,416)         226,666


Issuance of common stock under stock option and
  employee stock purchase plans                       591,531         1         2,963                                       2,964

Income tax benefit arising from the exercise of
  stock options                                                                 2,765                                       2,765

Amortization of deferred compensation                                             136                                         136


Net earnings                                                                                41,644                         41,644
                                                   ----------   -------   -----------   ----------    ----------      -----------
Balance, December 31, 1997                         42,793,557   $    43   $   116,141   $  161,407    $   (3,416)     $   274,175
                                                   ==========   =======   ===========   ==========    ==========      ===========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                            Years ended December 31,
                                                        ------------------------------------------------------------
                                                              1997                 1996                 1995
                                                        -----------------    -----------------    ------------------
Cash flows from operating activities:
    Net earnings                                      $         41,644    $          27,422    $          23,040
    Adjustments to reconcile net earnings to net
      cash provided by operating activities:
      Depreciation and amortization                             37,104               33,883               31,726
      Deferred income taxes                                      4,830                3,510                5,250
      Income tax benefit arising from the exercise
        of stock options                                         2,765                1,330                1,056
      Provision for losses on accounts
        receivable                                                 240                  616                  870
      Amortization of deferred compensation                        136                   71                   48
      Change in assets and liabilities (net of
        effects of acquisitions in 1997 and 1996):
        Increase in accounts receivable                        (14,890)             (22,637)             (12,519)
        Decrease (increase) in inventories and
          supplies                                                (512)                (774)                 574
        Decrease (increase) in prepaid expenses and
          other current assets                                  (1,636)               1,912                   54
        Decrease (increase) in other assets                       (720)                 416                  (15)
        Increase in accounts payable, accrued
          liabilities and claims accruals                        6,932               13,035                8,703
                                                        -----------------    -----------------    ------------------
           Net cash provided by operating
               activities                                       75,893               58,784               58,787
                                                        -----------------    -----------------    ------------------

Cash flows from investing activities:
    Proceeds from sale of property and
       equipment                                                30,680               36,692               43,944
    Capital expenditures                                      (131,310)            (111,820)             (65,726)
    Payments received on equipment sales
       receivables                                                 389                  106                   80
    Business acquisitions                                       (3,749)              (5,148)
                                                        -----------------    -----------------    ------------------
           Net cash used in investing activities
                                                              (103,990)             (80,170)             (21,702)
                                                        -----------------    -----------------    ------------------

    See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                                 (in thousands)

                                                                          Years ended December 31,
                                                         ------------------------------------------------------------
                                                               1997                 1996                 1995
                                                         -----------------    -----------------    ------------------
Cash flows from financing activities:
    Repayments of long-term debt                      $         (10,332)   $         (60,897)   $         (24,113)
    Proceeds from issuance of long-term debt                                          15,026
    Increase (decrease) in borrowings under
      revolving line of credit                                   40,000                4,750              (13,727)
    Proceeds from sale of common stock, net of
      issuance costs                                              2,945               61,090                1,720
    Purchase of treasury stock                                                                             (2,371)
                                                         -----------------    -----------------    ------------------
           Net cash provided by (used in) financing
              activities                                         32,613               19,969              (38,491)
                                                         -----------------    -----------------    ------------------

Net increase (decrease) in cash                                   4,516               (1,417)              (1,406)

Cash at beginning of year                                         1,210                2,627                4,033
                                                         -----------------    -----------------    ------------------

Cash at end of year                                   $           5,726    $           1,210    $           2,627
                                                         =================    =================    ==================

Supplemental disclosure of cash flow
    information:
    Cash paid during the year for:
      Interest                                        $           4,568    $           7,112    $           6,919
                                                         =================    =================    ==================
      Income taxes                                    $          23,059    $          14,163    $          12,225
                                                         =================    =================    ==================

Supplemental schedule of noncash investing
    and financing activities:
    Equipment sales receivables                       $           3,284    $             362    $             596
                                                         =================    =================    ==================
    Direct financing for purchase of equipment        $                    $                    $          35,911
                                                         =================    =================    ==================

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                                 (in thousands)

                                                               Years ended December 31,
                                                         --------------------------------------
                                                               1997                 1996
                                                         -----------------    -----------------
During 1997 and 1996, in connection with
    business acquisitions, assets were acquired
    and liabilities were incurred as follows:

Current assets                                        $             180    $             222
Property and equipment                                            2,554                5,644
Intangibles                                                       1,015                1,200
Issuance of common stock                                                              (1,918)
                                                         -----------------    -----------------

Cash paid                                             $           3,749    $           5,148
                                                         =================    =================

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1996 and 1995



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

       Property and Equipment

       Property and equipment are stated at cost. Gains and losses from the sale of revenue equipment are included as a component of depreciation expense. Net gains in 1997, 1996 and 1995 were $3,626,000, $2,185,000 and
       $2,663,000, respectively.

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

       For the  years  ended  December  31,  1997,  1996 and 1995,  the  Company
       capitalized   interest  related  to   self-constructed   assets  totaling
       $586,000, $428,000 and $357,000, respectively.

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

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       Goodwill

       Goodwill represents the excess of purchase price over fair value of net assets acquired. Such goodwill is being amortized on the straight-line method over periods ranging from 15 to 20 years. Accumulated amortization was $2,901,000 and $2,144,000 at December 31, 1997 and 1996,
       respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in determining whether the asset is impaired.

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

       Earnings Per Share

       Basic earnings per share is computed using the weighted average number of common shares outstanding during each period (42,242,000, 37,434,000 and 36,867,000 for 1997, 1996, and 1995, respectively). Diluted earnings per common share includes the impact of stock options assumed to be exercised using the treasury stock method. The denominator for diluted earnings per share is greater than the denominator used in the basic earnings per share by 942,000, 1,069,000, and 1,155,000 shares in 1997, 1996, and
       1995, respectively. The numerator is the same for both basic and diluted earnings per share.

       All share data has been restated to reflect the 3-for-2 stock split as described in Note 18.

       Use of Estimates

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       Accounting Standards Not Yet Adopted By the Company

       The Financial Accounting Standards Board has issued several Statements of Financial Accounting Standards for which the required implementation date has not yet become effective. None of these accounting standards will
       have  a  material   impact  on  the  Company's   consolidated   financial
       statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

 (2)   Accounts Receivable

       Accounts receivable consists of:

                                                                            December 31,
                                                                --------------------------------------
                                                                      1997                 1996
                                                                -----------------    -----------------
                                                                           (in thousands)
           Trade customers                                   $          88,373    $          76,287
           Equipment manufacturers                                       2,657                  475
           Other                                                         1,848                1,709
                                                                -----------------    -----------------
                                                                        92,878               78,471
           Less allowance for doubtful accounts                            291                  553
                                                                -----------------    -----------------

                                                             $          92,587    $          77,918
                                                                =================    =================

       The schedule of allowance for doubtful accounts is as follows:

                                           Beginning                                          Ending
                                            balance         Additions        Deductions       balance
                                        --------------  ---------------- ---------------  --------------
                                                                 (in thousands)

        Year ended December 31:
        -----------------------
          1997                         $         553   $        240     $        (502)   $         291
                                        ==============  ================ ===============  ==============

          1996                         $         927   $        616     $        (990)   $         553
                                        ==============  ================ ===============  ==============

          1995                         $         387   $        870     $        (330)   $         927
                                        ==============  ================ ===============  ==============

(3)    Assets Held for Sale

       Assets held for sale consist of land, land improvements, building and equipment related to the Company's former corporate headquarters and terminal located in Phoenix, Arizona and is stated at the lower of depreciated cost or fair value less costs to sell.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(4)    Accrued Liabilities

       Accrued liabilities consists of:

                                                                              December 31,
                                                                  --------------------------------------
                                                                        1997                 1996
                                                                  -----------------    -----------------
                                                                             (in thousands)
           Employee compensation                                $         12,400    $          10,741
           Fuel and mileage taxes                                          2,662                2,002
           Income taxes payable                                            1,575                1,113
           Other                                                           3,540                3,346
                                                                  -----------------    -----------------

                                                                $         20,177    $          17,202
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

       The Credit Agreement includes financing for letters of credit. The Company has outstanding letters of credit primarily for workers' compensation and liability self-insurance purposes totaling $12.1 million at December 31, 1997.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(6)    Long-Term Debt

       Long-term debt consists of the following:

                                                                               December 31,
                                                                  --------------------------------------
                                                                        1997                 1996
                                                                  ------------------   -----------------
                                                                              (in thousands)
       Notes payable to commercial lending institutions
           with varying payments through the year 2006,
           secured by revenue and service equipment with
           a net book value of approximately $18 million
           at December 31, 1997:

             Fixed interest rates ranging from 2.8% to 7.3%       $          2,206     $        3,986

             Floating interest rate based on LIBOR plus .45%
               to .625% (effective rates ranging from 6.2% to
               6.32% at December 31, 1997)                                   6,563             15,115

       Note payable to insurance company bearing interest at
           6.78% payable monthly with principal payments of
           $3,000,000 due in 2002 through 2006 secured by
           deed of trust on Phoenix facilities. Covenant
           requirements include minimum debt to equity and
           debt coverage ratios and tangible net worth. The
           covenants include limitations on dividends and
           treasury stock purchases.                                        15,000             15,000
                                                                  ------------------   -----------------
                     Total long-term debt                                   23,769             34,101

       Less current portion                                                  6,849             10,317
                                                                  ------------------   -----------------

       Long-term debt, less current portion                    $            16,920    $        23,784
                                                                  ==================   =================

       The aggregate annual maturities of long-term debt exclusive of amounts due under the revolving line of credit (see note 5) as of December 31, 1997 are as follows:

                          Year ending
                          December 31                         (in
                          -----------                      thousands)
                                                           ----------
                              1998                   $         6,849
                              1999                             1,920
                              2000                                 0
                              2001                                 0
                              2002                             3,000
                           Thereafter                         12,000
                                                        -----------------

                                                     $        23,769
                                                        =================

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(7)    Commitments

       Leases

       The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 1997, the future minimum lease payments under noncancelable operating leases are as follows:

                    Year ending                    Revenue
                    December 31                   Equipment           Facilities            Total
                    -----------                -----------------   -----------------   -----------------
                                                                    (in thousands)
                       1998                  $         39,329    $            898    $         40,227
                       1999                            25,307                 561              25,868
                       2000                            11,285                 338              11,623
                       2001                             6,447                 228               6,675
                       2002                             1,325                 164               1,489
                    Thereafter                                                613                 613
                                               -----------------   -----------------   -----------------

           Total minimum lease payments      $         83,693    $          2,802    $         86,495
                                               =================   =================   =================


       The revenue equipment leases generally include purchase options exercisable at the completion of the lease. The Company recorded gains of approximately $700,000, $3.3 million, and $2.1 million from the sale of leased tractors in 1997, 1996, and 1995, respectively.

       Purchase Commitments

       The Company had commitments outstanding to acquire revenue equipment for approximately $170 million at December 31, 1997. These purchases are expected to be financed by operating leases, debt, proceeds from sales of existing equipment and cash flows from operations. The Company has the option to cancel such commitments with 60 days notice.


(8)    Stockholders' Equity

       Stock Compensation Plans

       At December 31, 1997, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan. The compensation cost that has been charged against income for its Fixed Stock Option Plans was $136,000, $71,000, and $48,000 for 1997, 1996, and 1995, respectively.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       Had compensation cost for the Company's three stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         1997                1996                1995
                                                                   -----------------   -----------------   -----------------
           Net earnings                          As Reported              $41,644             $27,422             $23,040
                                                                   =================   =================   =================

                                                 Pro forma                $41,147             $27,154             $22,795
                                                                   =================   =================   =================

           Basic earnings per share              As Reported                 $.99                $.73                $.62
                                                                   =================   =================   =================

                                                 Pro forma                   $.97                $.71                $.62
                                                                   =================   =================   =================

           Diluted earnings per share            As Reported                 $.96                $.71                $.61
                                                                   =================   =================   =================

                                                 Pro forma                   $.95                $.71                $.60
                                                                   =================   =================   =================

       Pro forma net earnings reflect only options granted in 1995 through 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 9 years and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

       Fixed Stock Option Plans

       The Company has two fixed stock option plans. Under the 1990 Employee Stock Option Plan, the Company may grant options to employees for up to
       3.825 million shares of common stock. Under the 1994 Non-Employee Directors Plan, the Company may grant options to non-employee directors for up to 90,000 shares of common stock. Under both plans, the exercise price of each option equals 85 percent of the market price of the Company's stock on the date of the grant, and an option's maximum term is ten years. Options under the Employee Stock Option Plan vest 20 percent after five years and 20 percent each succeeding year. Options under the Non-Employee Directors Plan vest on the grant date.

       The fair value of each  option  grant is  estimated  on the date of grant
       using  the   Black-Scholes   option-pricing   model  with  the  following
       weighted-average assumptions used for grants in 1995 through 1997:

                                                      1997    1995 and 1996
                                                      ----    -------------
           Dividend yield                                0%         0%

           Expected volatility                          35%        46.5%

           Risk free interest rate                       6%         6.5%

           Expected lives (days after vesting date)     36         42

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       A summary of the status of the Company's two fixed stock option plans as of December 31, 1997 and 1996, and changes during the years then ended on those dates is presented below:

                                          1997                       1996                       1995
                                ------------------------   ------------------------   ------------------------
                                               Weighted-                  Weighted-                  Weighted-
                                                Average                    Average                    Average
                                 Shares        Exercise     Shares        Exercise     Shares        Exercise
                                  (000)          Price       (000)          Price       (000)          Price
                                ---------      ---------   ---------      ---------   ---------      ---------
       Outstanding at be-
           ginning of year      2,449,200      $    4.36   2,779,575      $    4.00   2,851,950      $    3.00

       Granted                    670,875      $   15.29      75,000      $   11.03     405,825      $    9.87

       Exercised                 (461,235)     $    2.05    (334,050)     $    2.11    (378,750)     $    1.94

       Forfeited                 (204,600)     $    2.89     (71,325)     $    7.98     (99,450)     $    7.01
                                ---------                  ---------                  ---------

       Outstanding at end of
           year                 2,454,240      $    7.91   2,449,200      $    4.36   2,779,575      $    4.00
                                =========                  =========                  =========

       Options exercisable
           at year-end            118,050                    121,950                     24,000
                                =========                  =========                  =========

       Weighted-average fair
           value of options
           granted during
           the year             $   10.86                  $   12.61                  $   11.61
                                =========                  =========                  =========

       The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                                  Options Outstanding                           Options Exercisable
                           ------------------------------                -------------------------------
                                              Weighted-
                               Number          Average       Weighted-       Number          Weighted-
                             Outstanding      Remaining       Average      Exercisable        Average
                                 at          Contractual     Exercise          at             Exercise
                              12/31/97           Life          Price        12/31/97           Price
                           --------------  --------------  ------------  ---------------  --------------

       $1.86                  605,250             2.74         $1.86         11,250              $1.86

       $2.31 to $7.30         735,690             5.12         $5.01        100,800              $3.38

       $8.00 to $13.17        449,325             7.60         $9.89          3,000              $9.95

       $15.02                 516,975             9.25        $15.02

       $15.58 to $18.27       147,000             9.61        $16.24          3,000             $18.27
                           -----------                                   ------------

                            2,454,240             6.12         $7.91        118,050              $3.78
                           ===========                                   ============

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       Employee Stock Purchase Plan

       Under the 1994 Employee Stock Purchase Plan, the Company is authorized to issue up to 3 million shares of common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Each employee is restricted to purchasing during each period a maximum of $12,500 of stock determined by using the beginning-of-period price. Under the Plan, the Company sold 130,500, 102,274 and 110,490 shares to 1,143, 482 and 516 employees in
       1997, 1996 and 1995, respectively. Compensation cost is calculated as the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

                                                       1997        1995 and 1996
                                                       ----        -------------
           Dividend yield                                0%             0%

           Expected volatility                          35%            46.5%

           Risk free interest rate                       5%             5%


       The weighted-average fair value of those purchase rights granted in 1997, 1996 and 1995 was $4.63, $3.79 and $3.56 respectively.


(9)    Income Taxes

       Income tax expense consists of:

                                                   1997                1996                1995
                                             -----------------   ------------------  ------------------
                                                                  (in thousands)
           Current expense:
             Federal                       $         19,395    $         13,610    $          9,800
             State                                    4,125               2,670               1,980
                                             -----------------   ------------------  ------------------
                                                     23,520              16,280              11,780
                                             -----------------   ------------------  ------------------

           Deferred expense:
             Federal                                  4,242               2,980               4,370
             State                                      588                 530                 880
                                             -----------------   ------------------  ------------------
                                                      4,830               3,510               5,250
                                             -----------------   ------------------  ------------------

                                           $         28,350    $         19,790    $         17,030
                                             =================   ==================  ==================

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       The Company's effective tax rate was 40.5%, 42.0% and 42.5% in 1997, 1996 and 1995, respectively. The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                                                    Years ended December 31,
                                                    ----------------------------------------------------
                                                         1997              1996              1995
                                                    ----------------  ----------------- ----------------
                                                                      (in thousands)
           Computed "expected" tax expense         $       24,498    $       16,524    $       14,025
           Increase in income taxes resulting
             from:
               State income taxes, net of
                 federal income tax benefit                 3,002             2,080             1,859
               Other, net                                     850             1,186             1,146
                                                    ----------------  ----------------- ----------------

                                                   $       28,350    $       19,790    $       17,030
                                                    ================  ================= ================

       The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                  December 31,
                                                                       ---------------------------------
                                                                            1997              1996
                                                                       ----------------  ---------------
                                                                                 (in thousands)
           Deferred tax assets:
             Claims accruals                                          $       14,790    $       12,320
             Accounts receivable due to allowance for doubtful
               accounts                                                          110               210
             Other                                                               100               170
                                                                       ----------------  ---------------
                     Total deferred tax assets                                15,000            12,700
                                                                       ----------------  ---------------

           Deferred tax liabilities:
             Property and equipment, principally due to differ-
               ences in depreciation                                         (52,140)          (45,160)
             Prepaid taxes, licenses and permits deducted for tax
               purposes                                                       (2,000)           (1,850)
                                                                       ----------------  ---------------
                     Total deferred tax liabilities                          (54,140)          (47,010)
                                                                       ----------------  ---------------

                     Net deferred tax liability                       $      (39,140)   $      (34,310)
                                                                       ================  ===============

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       These amounts are presented in the accompanying consolidated balance sheets as follows:

                                                                                December 31,
                                                                    ------------------------------------
                                                                          1997               1996
                                                                    -----------------  -----------------
                                                                              (in thousands)
           Current deferred tax asset                              $         5,280    $         3,690
           Noncurrent deferred tax liability                               (44,420)           (38,000)
                                                                    -----------------  -----------------

           Net deferred tax liability                              $       (39,140)   $       (34,310)
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

       Claims accruals represent accruals for the uninsured portion of pending claims at December 31, 1997 and 1996. The current portion reflects the amounts of claims expected to be paid in the following year. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company's past claims experience. Claims accruals also include accrued medical expenses under the Company's group medical insurance program.


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

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       Limitations

       Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 1997, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.


(12)   Employee Benefit Plans

       The Company maintains a 401(k) profit sharing plan for all employees who are 19 years of age or older and have completed one year of service. The Plan provides for a mandatory matching contribution equal to the amount of the employee's salary reduction, but not to exceed 1% of the employee's compensation. Also, the plan provides for a discretionary matching contribution not to exceed 4% of the employee's compensation, limited to the amount permitted under the Internal Revenue Code as deductible expenses. The Company may also make voluntary profit sharing contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's contribution totaled approximately $4.2 million, $2.9 million and $2.4 million for 1997, 1996 and 1995, respectively.


(13)   Related Party Transactions

       The Company leases various properties from entities owned by the principal stockholder. Rents paid under these leases totaled $700,000, $1.0 million and $1.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.

       The Company provided transportation services to entities owned by its principal stockholder. For the years ended December 31, 1997, 1996 and 1995, the Company recognized $318,000, $213,000 and $79,000, respectively, in operating revenue from these entities. At December 31, 1997, $46,000 was owed to the Company for these services.

       A company owned by the Company's principal stockholder leases tractors to some of the Company's owner operators. In connection with this program in 1997, 1996 and 1995, the Company acquired new tractors and sold them to this entity for $22.8 million, $13.2 million and $7.5 million, respectively, and recognized fee income of $1.4 million, $855,000 and $495,000, respectively. During 1997, 1996, and 1995, the Company also sold used revenue equipment to this entity totaling $238,000, $700,000 and $3.7 million respectively, and recognized gains of $36,000 in 1997, $114,000 in 1996 and $765,000 in 1995.

       A Company owned by the principal stockholder provides aircraft services to the Company. Payments for such services totaled $590,000, $450,000 and $338,000 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, $69,000 was owed to this entity for such services.

       During 1997, 1996 and 1995, the Company purchased parts and maintenance services from an entity owned by one of the Company's outside directors totaling $3,217,000, $2,379,000 and $1,222,000, respectively.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

       The Company's principal stockholder acquired a significant ownership interest in a less than truckload carrier during 1997. The Company provides transportation services to this carrier and recognized $1.5 million in operating revenue in 1997. At December 31, 1997, $277,000 was owed to the Company for these services. In addition, the Company paid $80,000 to the carrier for facilities rental.

       The Company's principal stockholder owns an entity with a fleet of approximately 200 tractors which operates as a fleet operator for the Company. During 1997, the Company paid $5,251,000 to this fleet operator for purchased transportation services. At December 31, 1997, $90,000 was owed for these purchased transportation services. Also, the Company was paid $264,000 by this fleet operator and paid $117,000 to this fleet operator for various services including training and repairs. At December 31, 1997, $65,000 was owed to the Company and $110,000 was owed by the Company for these services.

       All of the above related party arrangements were approved by the independent members of the Company's Board of Directors.


(14)   Acquisitions

       On April 8, 1997, the Company completed its acquisition of certain assets of Direct Transit, Inc. ("DTI"), a Debtor-In-Possession in United States Bankruptcy Court. DTI was a dry van carrier based in North Sioux City, South Dakota and operated predominantly in the eastern two-thirds of the United States. The Company acquired inventory, furniture and office equipment, computer equipment and miscellaneous assets from DTI for $2.7 million. Also, the Company paid $1 million to the principal shareholder of DTI in exchange for a covenant not to compete. Separately, the Company acquired 565 tractors and 1,622 trailers from various lessors. Certain of the revenue equipment was purchased for $31 million and new lease agreements were negotiated on $11 million of revenue equipment. The Company used working capital and borrowings under its existing line of credit to acquire the assets described above and for payments under the covenant not to compete.

       On September 12, 1996, the Company acquired substantially all of the operating assets utilized in the dry freight van division of Navajo Shippers, Inc. and two of its wholly-owned subsidiaries, Digby Leasing and Digby-Ringsby Truck Lines, Inc. (collectively, "Navajo Shippers"). The acquisition was accounted for as a purchase and the results of operations  of Navajo  Shippers  have been  included in the  consolidated financial statements beginning on September 12, 1996. The Company acquired 287 tractors and 417 trailers and related on-board communication equipment. The Company assumed Navajo Shipper's position on operating leases for 257 tractors and acquired 30 owner operators. Total consideration for the assets purchased and goodwill was $7,066,000 consisting of cash of $5,148,000 and 135,000 shares of the Company's common stock valued at $1,918,000. The Company paid the sellers approximately $1.2 million for commissions on revenues generated by the Company in the 12 months following the date of acquisition. The excess of cost over net book value has been accounted for as goodwill. Goodwill is being amortized on a straight-line basis over 15 years.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

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


(17)   Quarterly Results of Operations (Unaudited)

                                         First           Second            Third            Fourth
                                        Quarter          Quarter           Quarter          Quarter
                                    ----------------  ---------------  ---------------- ----------------
                                                      (in thousands, except share data)
Year ended December 31, 1997
----------------------------
Operating revenue                  $       156,074   $       180,855  $       188,071  $       188,640
Operating income                            11,123            18,979           22,829           21,138
Net earnings                                 6,231            10,556           12,882           12,005
Basic earnings per  share                      .15               .25              .30              .28
Diluted earnings per  share                    .14               .24              .30              .28

Year ended December 31, 1996
----------------------------
Operating revenue                  $       124,524   $       137,210  $       146,739  $       153,786
Operating income                             5,716            13,961           17,728           16,174
Net earnings                                 2,571             6,772            9,451            8,628
Basic earnings per share                       .07               .18              .25              .23
Dilutive earnings per share                    .07               .18              .25              .22


(18)  Subsequent Event

      On February 20,1998, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and payable on March 12, 1998 to the stockholders of record at the close of business on March 2, 1998. All share amounts, share prices and earnings per share have been retroactively adjusted to reflect this 3-for-2 stock split.

                          Independent Auditors' Report



The Board of Directors and Stockholders
Swift Transportation Co., Inc.:


We have audited the accompanying consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Co., Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                                   KPMG Peat Marwick LLP

Phoenix, Arizona
February 20, 1998

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has never filed a Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure, or otherwise.



                                    PART III

Item 10.          DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to continuing directors and nominees of the Company is set forth under the captions "Information Concerning Directors, Nominees and Officers," "Meetings of the Board of Directors and its Committees," and "Director Compensation" in the Registrant's Notice and Proxy Statement relating to its 1998 Annual Meeting of Stockholders ("the 1998 Notice and Proxy Statement") to be held on May 28,1998 incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Registrant's 1998 Notice and Proxy Statement is not being filed as a part hereof.

Item 11.          EXECUTIVE COMPENSATION

         Information with respect to executive compensation is set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Meetings and Compensation" and "Employment Agreements" in the 1998 Notice and Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" contained in the 1998 Notice and Proxy Statement are not incorporated by reference herein.

Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is included under the caption "Security Ownership of Principal Stockholders and Management" in the 1998 Notice and Proxy Statement and is incorporated herein by reference.

Item 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and transactions of management is set forth under the caption "Certain Transactions and Relationships" and "Compensation Committee Interlocks and Insider Participation" in the 1998 Notice and Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON  FORM
                  8-K.

(a)      Financial Statements and Schedules.


(i)         Financial Statements                                     Page or
                                                                Method of Filing
                                                                ----------------
   (1)      Report of KPMG Peat Marwick LLP                          Page 49

   (2)      Consolidated Financial Statements and Notes to           Page 28-48
            Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December
            31, 1997 and 1996 and related Consolidated
            Statements of Earnings, Stockholders' Equity and
            Cash Flows for each of the years in the three-year period ended December 31, 1997

(ii)     Financial Statement Schedules

         Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

(b)      Reports on Form 8-K

         None

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

      3.2       Bylaws of the Company                                       Incorporated by reference to
                                                                            Exhibit 3.2 of S-3 #33-66034

    Exhibit                                                                           Page or
    Number                    Description                                         Method of Filing
    ------                    -----------                                         ----------------
       4        Specimen of Common Stock Certificate                         Incorporated by reference to
                                                                             Exhibit 4 of the Company's
                                                                             Annual Report on Form 10-K
                                                                             for the year ended December
                                                                             31, 1992 (the "1992 Form
                                                                             10-K")

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

    10.4.2      Amendment No. 1, dated September 30,                         Incorporated by reference to
                1994, to the Asset Purchase Agreement                        Exhibit 2 of the 10/6/94 8-K

     10.5       Stock Option Plan, as amended through                        Incorporated by Reference to
                November 18, 1994*                                           Exhibit  10.7 of the Company's
                                                                             Annual Report on Form 10-K
                                                                             for the year ended December
                                                                             31, 1994 (the "1994 Form 10-
                                                                             K")

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

     10.9       Note agreement dated February 26, 1996 by                    Incorporated by reference to
                and between Swift Transportation Co., Inc.                   Exhibit 10.12 of the
                and Great-West Life & Annuity Insurance                      Company's Annual Report on
                Company                                                      Form 10-K for the year ended
                                                                             December 31,1995 (the "1995
                                                                             Form 10-K")

     10.10      Construction Contract dated November 14,                     Incorporated by reference to
                1994 by and between Swift Transportation                     Exhibit 10.13 of the 1995
                Co., Inc. and Opus Southwest Corporation                     Form 10-K

     10.11      Note agreement dated January 16, 1997 by                     Incorporated by reference to
                and between Swift Transportation Co., Inc.                   Exhibit 10.11 of the
                and Wells Fargo Bank, N.A., ABN Amro                         Company's Annual Report on
                Bank N.V., The Chase Manhattan Bank and                      Form 10-K for the year ended
                The First National Bank of Chicago.                          December 31,1996 (the "1996
                                                                             Form 10-K")

     10.12      Asset Purchase Agreement Dated as of                         Incorporated by reference to
                February 20, 1997 Among Swift                                Exhibit 1 of the Company's
                Transportation Co., Inc. And Direct Transit,                 Current Report on Form 8-K
                Inc. And Charles G. Peterson                                 dated April 8, 1997 (the
                                                                             "4/8/97 8-K")

      11        Schedule of computation of net earnings per                  Filed herewith
                share

      22        Subsidiaries of Registrant                                   Incorporated by reference to
                                                                             Exhibit 22 to the 1995 Form
                                                                             10-K

      23        Consent of KPMG Peat Marwick LLP                             Filed herewith

    Exhibit                                                                           Page or
    Number                    Description                                         Method of Filing
    ------                    -----------                                         ----------------
     27.1       Financial Data Schedule for twelve months                    Filed herewith
                ended December 31, 1997

     27.2       Restated Financial Data Schedule for nine                    Filed herewith
                months ended September 30, 1997

     27.3       Restated Financial Data Schedule for six                     Filed herewith
                months ended June 30, 1997

     27.4       Restated Financial Data Schedule for three                   Filed herewith
                months ended March 31, 1997

     27.5       Restated Financial Data Schedule for twelve                  Filed herewith
                months ended December 31, 1996

     27.6       Restated Financial Data Schedule for nine                    Filed herewith
                months ended September 30, 1996

     27.7       Restated Financial Data Schedule for six                     Filed herewith
                months ended June 30, 1996

     27.8       Restated Financial Data Schedule for three                   Filed herewith
                months ended March 31, 1996

      99        Private Securities Litigation Reform Act of                  Filed herewith
                1995 Safe Harbor Compliance Statement for
                Forward-Looking Statements

                  * Indicates a compensation plan

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of March, 1998.

                               SWIFT TRANSPORTATION CO., INC.,
                               a Delaware corporation


                               By /s/ Jerry C. Moyes
                                 ----------------------------------------------
                                      Jerry C. Moyes
                                      Chairman of the Board, President and Chief
                                      Executive Officer


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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                                           Title                                       Date
---------                                           -----                                       ----
/s/ Jerry C. Moyes                          Chairman of the Board,                          March 23, 1998
------------------------                    President and Chief Executive
Jerry C. Moyes                              Officer (Principal Executive
                                            Officer)

/s/ William F. Riley III                    Executive Vice President,                       March 23, 1998
------------------------                    Secretary, Chief Financial
William F. Riley III                        Officer (Principal Accounting
                                            Officer) and Director

Signature                                           Title                                       Date
---------                                           -----                                       ----

/s/ Rodney K. Sartor                        Executive Vice President and                    March 23, 1998
------------------------                    Director
Rodney K. Sartor

/s/ Lou A. Edwards                          Director                                        March 17, 1998
------------------------
Lou A. Edwards

/s/ Alphonse E. Frei                        Director                                        March 23, 1998
-------------------------
Alphonse E. Frei

/s/ Earl H. Scudder, Jr.                    Director                                        March 23, 1998
--------------------------
Earl H. Scudder, Jr.

                                       S-2