Form 10-Q
period 1998-03-31
SWIFT TRANSPORTATION CO INC
filed 1998-05-08
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                       ----------------------------------

                                    Form 10-Q

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       or

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 5, 1998)

                Common stock, $.001 par value: 42,706,950 shares

                                                        Exhibit Index at page 14
                                                                  Total pages 17

                                     PART I



                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
Item 1.           Financial statements

                  Condensed consolidated balance sheets
                      as of March 31, 1998 (unaudited) and
                      December 31, 1997                                    3 - 4

                  Condensed consolidated statements of
                       earnings (unaudited) for the three month
                       periods ended March 31, 1998 and 1997                   5

                  Condensed consolidated statements of cash
                       flows (unaudited) for the three month
                       periods ended March 31, 1998 and 1997               6 - 7

                  Notes to condensed consolidated financial
                       statements                                              8


Item 2.           Management's discussion and analysis of
                       financial condition and results of
                       operations                                         9 - 13



                                     PART II

                                OTHER INFORMATION



Items 1, 2,
3, 4 and 5.       Not applicable


Item 6.           Exhibits and Reports on Form 8-K                            14

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                        March 31,   December 31,
                                                          1998         1997
                                                        --------    --------
                                                       (unaudited)

         Assets
         ------

Current assets:
     Cash                                               $  9,165    $  5,726
     Accounts receivable, net                             96,530      92,587
     Equipment sales receivables                           4,566       3,284
     Inventories and supplies                              4,478       4,509
     Prepaid taxes, licenses and insurance                13,224       5,090
     Assets held for sale                                  5,468       5,468
     Deferred income taxes                                 5,639       5,280
                                                        --------    --------
         Total current assets                            139,070     121,944
                                                        --------    --------

Property and equipment, at cost:
     Revenue and service equipment                       393,858     366,223
     Land                                                  7,730       7,520
     Facilities and improvements                          68,468      62,760
     Furniture and office equipment                       15,171      13,949
                                                        --------    --------
          Total property and equipment                   485,227     450,452
     Less accumulated depreciation and amortization      119,837     111,917
                                                        --------    --------
           Net property and equipment                    365,390     338,535

Other assets                                               2,039       1,976
Goodwill                                                   8,490       8,679
                                                        --------    --------

                                                        $514,989    $471,134
                                                        ========    ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                        (In thousands, except share data)

                                                               March 31, December 31,
                                                                 1998       1997
                                                               --------   --------
                                                             (unaudited)

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
     Accounts payable                                          $ 17,535   $ 14,469
     Accrued liabilities                                         29,384     20,177
     Current portion of claims accruals                          17,359     16,281
     Current portion of long-term debt                            5,988      6,849
                                                               --------   --------
         Total current liabilities                               70,266     57,776
                                                               --------   --------

Borrowings under line of credit                                  76,000     56,500
Long-term debt, less current portion                             16,175     16,920
Claims accruals, less current portion                            22,663     21,343
Deferred income taxes                                            45,870     44,420

Stockholders' equity:
     Preferred stock, par value $.001 per share
          Authorized 1,000,000 shares; none issued                 --         --
     Common stock, par value $.001 per share
          Authorized 75,000,000 shares; issued
          42,967,710 and 42,793,557 shares at
          March 31, 1998 and December 31, 1997, respectively         43         43
     Additional paid-in capital                                 116,569    116,141
     Retained earnings                                          170,819    161,407
                                                               --------   --------
                                                                287,431    277,591
     Less treasury stock, at cost (331,050 shares)                3,416      3,416
                                                               --------   --------
                  Net stockholders' equity                      284,015    274,175
                                                               --------   --------

Commitments and contingencies                                  --------   --------
                                                               $514,989   $471,134
                                                               ========   ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                                   (unaudited)
                        (In thousands, except share data)

                                                             Three months
                                                            ended March 31,
                                                          1998           1997
                                                       ---------      ---------

Operating revenue                                      $ 191,608      $ 156,074
Operating expenses:
     Salaries, wages and employee  benefits               69,187         55,282
     Operating supplies and expenses                      17,522         14,271
     Fuel                                                 22,603         22,368
     Purchased transportation                             29,396         20,346
     Rental expense                                       10,033         11,550
     Insurance and claims                                  5,887          5,063
     Depreciation and amortization                        11,078          8,507
     Communication and utilities                           2,718          2,393
     Operating taxes and licenses                          6,248          5,171
                                                       ---------      ---------
         Total operating expenses                        174,672        144,951
                                                       ---------      ---------
         Operating income                                 16,936         11,123
                                                       ---------      ---------

Other (income) expenses:
     Interest expense                                      1,338            813
     Interest income                                         (56)           (65)
     Other                                                  (163)          (106)
                                                       ---------      ---------
         Other (income) expenses, net                      1,119            642
                                                       ---------      ---------
         Earnings before income taxes                     15,817         10,481
Income taxes                                               6,405          4,250
                                                       ---------      ---------
         Net earnings                                  $   9,412      $   6,231
                                                       =========      =========


Basic earnings per share                               $     .22      $     .15
                                                       =========      =========

Diluted earnings per share                             $     .22      $     .14
                                                       =========      =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                  Three months
                                                                 ended March 31,
                                                                1998        1997
                                                              --------    --------
Cash flows from operating activities:
     Net earnings                                             $  9,412    $  6,231
     Adjustments to reconcile net earnings
          to net cash provided by operating activities:
     Depreciation and amortization                              10,119       8,507
     Deferred income taxes                                       1,091         754
     Provision for losses on accounts receivable                    90          60
     Amortization of deferred compensation                          48           9
     Change in assets and liabilities:
          Increase in accounts receivable                       (3,792)     (4,543)
          Decrease  in inventories and supplies                     31         422
          Increase in prepaid expenses                          (8,134)     (8,378)
          Increase in other assets                                 (94)       (712)
          Increase in accounts payable, accrued liabilities
               and claims accruals                              14,671       6,633
                                                              --------    --------
         Net cash provided by operating activities              23,442       8,983
                                                              --------    --------

Cash flows from investing activities:
     Proceeds from sale of property and equipment               10,175       1,150
     Capital expenditures                                      (51,059)    (21,217)
     Payments received on equipment sales receivables            3,284         390
                                                              --------    --------
         Net cash used in investing activities                 (37,600)    (19,677)
                                                              --------    --------

See accompanying notes to condensed consolidated financial statements

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                                   (unaudited)
                                 (In thousands)

                                                               Three  months
                                                              ended March 31,
                                                             1998        1997
                                                           --------    --------

Cash flows from financing activities:
     Repayments of long-term debt                          $ (2,042)   $ (4,756)
     Increase in borrowings under line of credit             19,500      19,000
     Payment of stock split fractional shares                   (21)
     Proceeds from issuance of common stock
         under stock option plan                                160         282
                                                           --------    --------
         Net cash provided by financing activities           17,597      14,526
                                                           --------    --------

Net increase in cash                                          3,439       3,832
Cash at beginning of period                                   5,726       1,210
                                                           --------    --------
Cash at end of period                                      $  9,165    $  5,042
                                                           ========    ========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
     Interest                                              $  1,291    $    826
     Income taxes                                          $  2,630    $  4,633

Supplemental schedule of noncash investing and
     financing activities:
     Equipment sales receivables                           $  4,566    $  4,213
     Direct financing for purchase of equipment            $    436

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

              The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

Note 3.       Stock Split

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


Overview

Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with an increase of 1,081 tractors to 6,056 tractors as of March 31, 1998, up from 4,975 tractors as of March 31, 1997. This net fleet growth was accomplished through a combination of internal growth and the acquisition in April 1997 of 565 tractors from various lessors of Direct Transit, Inc. The owner operator portion of the Company's fleet increased to 1,028 as of March 31, 1998 from 721 as of March 31, 1997.


Results of Operations


Operating revenue increased $35.5 million or 22.8% to $191.6 million for the three months ended March 31, 1998 from $156.1 million for the corresponding period of 1997. The increase in operating revenue is primarily the result of the expansion of the Company's fleet, including the Direct Transit, Inc. revenue equipment acquired in April 1997. The Company's freight rates increased by approximately 2.5% in the first quarter of 1998 compared to the first quarter of 1997.


The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first quarter of 1998 was 91.2% compared to 92.9% in the comparable period of 1997. The Company's operating revenue and operating ratio for the three months ended March 31, 1998 improved as a result of stronger shipper demand in January and February, improvement in driver recruiting and turnover, and reduced fuel expenses. The Company's empty mile factor for linehaul operations was 14.1% and 14.3% and average loaded linehaul revenue per mile was $1.32 and $1.30 in the first quarter of 1998 and 1997, respectively. Significant differences in the components of operating expenses as a percentage of operating revenue are explained below.

Salaries, wages and employee benefits represented 36.1% of operating revenue for the three months ended March 31, 1998 compared with 35.4% in 1997. The increase is primarily due to an increase in the accrual for the Company's profit sharing contribution and normal wage increases and associated benefits and taxes.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

Fuel as a percentage of operating revenue was 11.8% for the first quarter of 1998 versus 14.3% in 1997. This decrease is partially due to an increase in the number of owner operators who are responsible for their own fuel. In addition, actual fuel cost per gallon decreased by approximately 18 cents per gallon in the first quarter of 1998 versus the first quarter of 1997. This decrease in cost per gallon resulted in an approximately $2.0 million reduction in fuel surcharge revenue in the first quarter of 1998 compared to the first quarter of 1997. This reduction in fuel surcharge revenue reduced the decrease in fuel as a percentage of operating revenue.

Increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, could have an adverse effect on the operations and profitability of the Company. Management believes the most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. The Company currently does not use derivative-type hedging products but is currently evaluating the possible use of these products.

Purchased transportation as a percentage of operating revenue was 15.3% for the three months ended March 31, 1998 compared to 13.0% in 1997. The increase is due to the growth of the owner operator fleet to 1,028 as of March 31, 1998 from 721 as of March 31, 1997.

Rental expense as a percentage of operating revenue was 5.2% for the first quarter of 1998 versus 7.4% in 1997. At March 31, 1998 and 1997, leased tractors represented 54% and 62%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded $971,000 in the first quarter of 1998 and no gain during the first quarter of 1997 from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 5.8% in the first quarter of 1998 versus 5.5% in 1997. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended March 31, 1998, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $809,000 compared to approximately $875,000 in the first quarter of 1997. Exclusive of gains, which reduced depreciation and amortization expense, the percentage in the first quarter of 1998 and 1997 to operating revenue was 6.2% and 6.0%, respectively. The increase in 1998 is due to an increase in the number of tractors and trailers owned.

Insurance and claims expense represented 3.1% and 3.2% of operating revenue in the first quarter of 1998 and 1997, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

Interest expense increased to $1,338,000 in the first quarter of 1998 from $813,000 in 1997. This increase is due to a higher debt level.

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

Net cash provided by operating activities was $23.4 million in the first three months of 1998 compared to $9.0 million in 1997. The increase is primarily attributable to increased earnings and depreciation and an increase in accounts payable, accrued liabilities and claims accruals.

Prepaid expenses increased by $8.1 million from December 31, 1997 to March 31, 1998. The increase is primarily due to significant annual license fees which are prepaid in the first quarter of each year and amortized over the remainder of the year.

Net cash used in investing activities increased to $37.6 million in the first three months of 1998 from $19.7 million in 1997. The increase is due primarily to more capital expenditures in 1998 offset in part by greater proceeds from the sale of property and equipment.

As of March 31, 1998, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $141 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first quarter of 1998, the Company incurred approximately $7.4 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $28 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

The funding for capital expenditures has been and will be from a combination of cash provided by operating activities, amounts available under the Company's line of credit and debt and lease financing. The availability of capital for revenue equipment and other capital expenditures will be affected by prevailing market conditions and the Company's financial condition and results of operations.

Net cash provided by financing activities amounted to $17.6 million in the first quarter of 1998 compared to $14.5 million in 1997. This increase is primarily due to a decrease in repayments of long term debt.

Management believes it will be able to finance its needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth, through a combination of revenue equipment purchases and strategic acquisitions, as opportunities become available, with cash flows from future operations, borrowings available under the line of credit and with long-term debt and operating lease financing believed to be available to finance revenue equipment purchases. Over the long term, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.


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

Item 6.                    Exhibits and reports on Form 8-K

                           (a) Exhibit 11 - Schedule of Computation of Net Earnings Per Share

                                    Exhibit 27 - Financial Data Schedule

                                    Exhibit 99 - Private  Securities  Litigation
                                    Reform  Act of 1995 Safe  Harbor  Compliance
                                    Statement for Forward-Looking Statements

                           (b) No Current Reports on Form 8-K were filed during the three months ended March 31, 1998.




                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Swift Transportation Co., Inc.





Date: May 7, 1998                       /s/ William F. Riley III
                                        ----------------------------------------
                                                       (Signature)

                                                   William F. Riley III
                                                  Chief Financial Officer
                                       14