Form 10-Q
period 1998-06-30
SWIFT TRANSPORTATION CO INC
filed 1998-08-10
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                       __________________________________

                                    Form 10-Q

(Mark One)
( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       or

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 7, 1998)

                Common stock, $.001 par value: 42,835,711 shares

                                                        Exhibit Index at page 16
                                                                  Total pages 20

                                     PART I



                              FINANCIAL INFORMATION

                                                                          Page
                                                                         Number
Item 1.       Financial statements

              Condensed consolidated balance sheets
                  as of June 30, 1998 (unaudited) and
                  December 31, 1997                                       3 - 4

              Condensed consolidated statements of
                   earnings (unaudited) for the three and six month
                   periods ended June 30, 1998 and 1997                       5

              Condensed consolidated statements of cash
                   flows (unaudited) for the six month
                   periods ended June 30, 1998 and 1997                   6 - 7

              Notes to condensed consolidated financial
                   statements                                                 8


Item 2.       Management's discussion and analysis of
                   financial condition and results of
                   operations                                            9 - 15



                                     PART II

                                OTHER INFORMATION


Items 1, 2,
3 and 5.      Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders            16

Item 6.       Exhibits and Reports on Form 8-K                               16

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                         June 30,   December 31,
                                                           1998         1997
                                                       -----------  ------------
                                                       (unaudited)
         Assets
         ------

Current assets:
     Cash                                               $  9,009     $  5,726
     Accounts receivable, net                            108,279       92,587
     Equipment sales receivables                           3,628        3,284
     Inventories and supplies                              2,637        4,509
     Prepaid taxes, licenses and insurance                 9,819        5,090
     Assets held for sale                                  5,468        5,468
     Deferred income taxes                                 6,175        5,280
                                                        --------     --------
         Total current assets                            145,015      121,944

Property and equipment, at cost:
     Revenue and service equipment                       413,712      366,223
     Land                                                  8,756        7,520
     Facilities and improvements                          72,350       62,760
     Furniture and office equipment                       15,245       13,949
                                                        --------     --------
          Total property and equipment                   510,063      450,452
     Less accumulated depreciation and amortization      122,213      111,917
                                                        --------     --------
           Net property and equipment                    387,850      338,535

Other assets                                               2,246        1,976
Goodwill                                                   8,300        8,679
                                                        --------     --------

                                                        $543,411     $471,134
                                                        ========     ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                        (In thousands, except share data)

                                                                 June 30,   December 31,
                                                                   1998         1997
                                                                ---------   -----------
                                                               (unaudited)
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
     Accounts payable                                           $ 23,797     $ 14,469
     Accrued liabilities                                          29,227       20,177
     Current portion of claims accruals                           19,691       16,281
     Current portion of long-term debt                             4,485        6,849
                                                                --------     --------
         Total current liabilities                                77,200       57,776
                                                                --------     --------

Borrowings under line of credit                                   78,500       56,500
Long-term debt, less current portion                              15,215       16,920
Claims accruals, less current portion                             24,875       21,343
Deferred income taxes                                             48,034       44,420

Stockholders' equity:
     Preferred stock, par value $.001 per share
          Authorized 1,000,000 shares; none issued                  --           --
     Common stock, par value $.001 per share
          Authorized 75,000,000 shares; issued
          43,153,661 and 42,793,557 shares at
          June 30, 1998 and December 31, 1997, respectively           43           43
     Additional paid-in capital                                  118,105      116,141
     Retained earnings                                           184,855      161,407
                                                                --------     --------
                                                                 303,003      277,591
     Less treasury stock, at cost (331,050 shares)                 3,416        3,416
                                                                --------     --------
                  Net stockholders' equity                       299,587      274,175
                                                                --------     --------

Commitments and contingencies
                                                                --------     --------
                                                                $543,411     $471,134
                                                                ========     ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                                   (unaudited)
                        (In thousands, except share data)

                                                Three months                  Six months
                                                ended June 30,              ended June 30,
                                             1998           1997           1998            1997
                                          ---------      ---------      ---------      ----------
Operating revenue                         $ 215,832      $ 180,855      $ 407,440      $ 336,929
Operating expenses:
     Salaries, wages and employee
       benefits                              76,411         63,760        145,599        119,042
     Operating supplies and expenses         20,886         14,861         38,408         29,140
     Fuel                                    23,264         23,098         45,867         45,466
     Purchased transportation                34,473         23,239         63,869         43,585
     Rental expense                           9,143         11,839         19,176         23,389
     Insurance and claims                     6,666          6,079         12,553         11,143
     Depreciation and amortization           10,867          9,383         21,944         17,889
     Communication and utilities              2,668          2,674          5,386          5,067
     Operating taxes and licenses             6,368          6,943         12,616         12,115
                                          ---------      ---------      ---------      ---------
         Total operating expenses           190,746        161,876        365,418        306,836
                                          ---------      ---------      ---------      ---------
         Operating income                    25,086         18,979         42,022         30,093
                                          ---------      ---------      ---------      ---------

Other (income) expenses:
     Interest expense                         1,675          1,326          3,013          2,139
     Interest income                            (66)           (20)          (122)           (85)
     Other                                     (114)           (63)          (277)          (170)
                                          ---------      ---------      ---------      ---------
         Other (income) expenses, net         1,495          1,243          2,614          1,884
                                          ---------      ---------      ---------      ---------
         Earnings before income taxes        23,591         17,736         39,408         28,209
Income taxes                                  9,555          7,180         15,960         11,430
                                          ---------      ---------      ---------      ---------
         Net earnings                     $  14,036      $  10,556      $  23,448      $  16,779
                                          =========      =========      =========      =========


Basic earnings per  share                 $     .33      $     .25      $     .55      $     .40
                                          =========      =========      =========      =========

Diluted earnings per  share               $     .32      $     .24      $     .54      $     .39
                                          =========      =========      =========      =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                       Six months
                                                                      ended June 30,
                                                                    1998            1997
                                                                  ---------      ---------
Cash flows from operating activities:
     Net earnings                                                 $  23,448      $  16,779
     Adjustments to reconcile net earnings
          to net cash provided by operating activities:
     Depreciation and amortization                                   19,514         17,960
     Deferred income taxes                                            2,719          2,028
     Provision for losses on accounts receivable                        430            164
     Amortization of deferred compensation                              104             55
     Change in assets and liabilities:
          Increase in accounts receivable                           (16,122)       (15,065)
          Decrease  in inventories and supplies                       1,872            679
          Increase in prepaid expenses                               (4,729)        (6,741)
          Increase in other assets                                     (334)          (700)
          Increase in accounts payable, accrued liabilities
               and claims accruals                                   25,320         18,345
                                                                  ---------      ---------
          Net cash provided by operating activities                  52,222         33,504
                                                                  ---------      ---------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                    34,044         10,391
     Capital expenditures                                          (105,622)       (80,737)
     Cash expended for purchase of DTI assets                                       (3,749)
     Payments received on equipment sales receivables                 3,284            402
                                                                  ---------      ---------
         Net cash used in investing activities                      (68,294)       (73,693)
                                                                  ---------      ---------

See accompanying notes to condensed consolidated financial statements

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                                   (unaudited)
                                 (In thousands)

                                                                               Six  months
                                                                              ended June 30,
                                                                            1998          1997
                                                                            ----          ----
Cash flows from financing activities:
     Repayments of long-term debt                                        $ (4,505)     $ (6,734)
     Increase in borrowings under line of credit                           22,000        45,000
     Payment of stock split fractional shares                                 (21)
     Proceeds from issuance of common stock
         under stock option and stock purchase plans                        1,881         1,567
                                                                         --------      --------
         Net cash provided by financing activities                         19,355        39,833
                                                                         --------      --------

Net increase (decrease) in cash                                             3,283          (356)
Cash at beginning of period                                                 5,726         1,210
                                                                         --------      --------
Cash at end of period                                                    $  9,009      $    854
                                                                         ========      ========

Supplemental  disclosure of cash flow  information:
     Cash paid during the period for:
     Interest                                                            $  2,752      $  1,838
     Income taxes                                                        $  6,421      $  9,243

Supplemental schedule of noncash investing and financing activities:
     Equipment sales receivables                                         $  3,628      $  4,866
     Direct financing for purchase of equipment                          $    436

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

Note 4.       Line of Credit

              In August 1998, the Company modified its unsecured line of credit agreement to increase the maximum available borrowings from $110 million to $170 million and extend the maturity to January 16, 2003.

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


Year 2000 Issue

The Company is in the process of performing a comprehensive review of its Year 2000 issues and has completed its intial review of internal systems (information technology ("IT") and non-IT). The majority of the Company's application software programs are purchased from and maintained by vendors. Therefore, the Company is working with these software vendors to verify these applications become Year 2000 compliant. The Company estimates the status of progress of these internal systems as follows:

                                  Vendor Modifications         Testing Commenced
                                     Being Performed

IT Systems                                 70%                        15%

Non-IT Systems                             50%                         5%

The Company presently believes that with modifications and updates to existing software, the cost of which is not expected to be material, the Year 2000 problem will not pose significant operational problems for the Company's internal systems.

As part of the Company's comprehensive review, it is continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the company has material relationships. At present, the Company is not able to determine the effect on the Company's results of operations, liquidity, and financial condition in the event the Company's material vendors and customers are not Year 2000 compliant. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when the Company does not believe a material vendor or customer will be compliant.


Overview

Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with an increase of 774 tractors to 6,398 tractors as of June 30, 1998 up from 5,624 tractors as of June 30, 1997. The owner operator portion of the Company's fleet increased to 1,113 as of June 30, 1998 from 798 as of June 30, 1997.


Results of Operations

Three Months Ended June 30, 1998 compared to Three Months ended June 30, 1997
-----------------------------------------------------------------------------

Operating revenue increased $34.9 million or 19.3% to $215.8 million for the three months ended June 30, 1998 from $180.9 million for the corresponding period of 1997. The increase in operating revenue is primarily the result of the expansion of the Company's fleet as a result of strong shipper demand. The Company's freight rates increased by approximately 1.9% in the second quarter of 1998 compared to the second quarter of 1997.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the second quarter of 1998 was 88.4% compared to 89.5% in the comparable period of 1997. The Company's operating ratio for the three months ended June 30, 1998 improved as a result of the aforementioned increase in operating revenue combined with decreases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 13.5% and 14.4% and average loaded linehaul revenue per mile was $1.32 and $1.31 in the second quarter of 1998 and 1997, respectively.

Salaries, wages and employee benefits represented 35.4% of operating revenue for the three months ended June 30, 1998 compared with 35.3% in 1997. The increase is primarily due to an increase in the accrual for the Company's profit sharing contribution and normal wage increases and associated benefits and taxes.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

Fuel as a percentage of operating revenue was 10.8% for the second quarter of 1998 versus 12.8% in 1997. The decrease is partially due to an increase in the number of owner operators who are responsible for their own fuel. In addition, actual fuel cost per gallon decreased by approximately 13 cents per gallon in the second quarter of 1998 versus the second quarter of 1997. This decrease in cost per gallon resulted in an approximately $1.4 million reduction in fuel surcharge revenue in the second quarter of 1998 compared to the second quarter of 1997. This reduction in fuel surcharge revenue reduced the decrease in fuel as a percentage of operating revenue.

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

Purchased transportation as a percentage of operating revenue was 16.0% for the three months ended June 30, 1998 compared to 12.8% in 1997. The increase is due to the growth of the owner operator fleet to 1,113 as of June 30, 1998 from 798 as of June 30, 1997.

Rental expense as a percentage of operating revenue was 4.2% for the second quarter of 1998 versus 6.5% in 1997. At June 30, 1998 and 1997, leased tractors represented 57% and 60%, respectively, of the total fleet of Company tractors. In addition to the reduction in the percentage of tractors which were leased, rental expense was positively impacted by a reduction in the number of leased trailers as well as a slight reduction in the average lease rate for tractors in the second quarter of 1998 versus the second quarter of 1997. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded $1.5 million in the second quarter of 1998 and no gain during the second quarter of 1997 from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 5.0% in the second quarter of 1998 versus 5.2% in 1997. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended June 30, 1998, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $1.7 million compared to approximately $930,000 in the second quarter of 1997. Exclusive of gains, which reduced depreciation and amortization expense, the percentage in the second quarter of 1998 and 1997 to operating revenue was 5.8% and 5.7%, respectively. The increase in 1998 is due to an increase in the percentage of owned equipment versus leased equipment offset by the expansion of the owner operator fleet as discussed above.

Insurance and claims expense represented 3.1% and 3.4% of operating revenue in the second quarter of 1998 and 1997, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.


Six Months Ended June 30, 1998 compared to Six Months ended June 30, 1997
-------------------------------------------------------------------------

Operating revenue increased $70.5 million or 20.9 % to $407.4 million for the six months ended June 30, 1998 from $336.9 million for the corresponding period of 1997. The increase in operating revenue is primarily the result of the expansion of the Company's fleet and rate increases.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first six months of 1998 was 89.7% compared to 91.1% in the comparable period of 1997. The Company's operating ratio for the six months ended June 30, 1998 improved as a result of the aforementioned increase in operating revenue combined with decreases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 13.8% and 14.3% and average loaded linehaul revenue per mile was $1.32 and $1.31 in the first six months of 1998 and 1997, respectively.

Salaries, wages and employee benefits represented 35.7% of operating revenue for the six months ended June 30, 1998 compared with 35.3% in 1997. The increase is primarily due to an increase in the accrual for the Company's profit sharing contribution and normal wage increases and associated benefits and taxes.

Fuel as a percentage of operating revenue was 11.3% for the first six months of 1998 versus 13.5% in 1997. The decrease is due to an increase in the number of owner operators who are responsible for their own fuel and the reduction in fuel prices as discussed above.

Purchased transportation as a percentage of operating revenue was 15.7% for the six months ended June 30, 1998 compared to 12.9% in 1997. The increase is due to the growth of the owner operator fleet to 1,113 as of June 30, 1998 from 798 as of June 30, 1997.

Rental expense as a percentage of operating revenue was 4.7% for the first six months of 1998 versus 6.9% in 1997. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded $2.5 million in 1998 and no gain during the first six months of 1997 from the sale of leased tractors. As discussed above, rental expense decreased in the first six months of 1998 vesus 1997 as a result of a reduction in the percentage of leased tractors, number of leased trailers and the average lease rate for tractors.

Depreciation and amortization expense as a percentage of operating revenue was 5.4% in the first six months of 1998 versus 5.3% in 1997. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the six month period ended June 30, 1998, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $2.5 million compared to approximately $1.8 million in the first six months of 1997. Exclusive of gains, which reduced depreciation and amortization expense, the percentage in the first six months of 1998 and 1997 to operating revenue was 6.0% and 5.8 %, respectively. The increase in 1998 is due to the increase in the percentage of owned equipment versus leased equipment offset by the expansion of the owner operator fleet as discussed above.

Insurance and claims expense represented 3.1% and 3.3% of operating revenue in the first six months of 1998 and 1997, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.



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

Net cash provided by operating activities was $52.2 million in the first six months of 1998 compared to $33.5 million in 1997. The increase is primarily attributable to an increase in net earnings and accounts payable, accrued liabilities and claims accruals.

Prepaid expenses increased by $4.7 million from December 31, 1997 to June 30, 1998. The increase is primarily due to significant annual license fees which are prepaid in the first quarter of each year and amortized over the remainder of the year.

Net cash used in investing activities decreased to $68.3 million in the first six months of 1998 from $73.7 million in 1997. The decrease is due primarily to increased proceeds from the sale of property and equipment and payments received on equipment sales receivable in 1998 along with a reduction in cash expended for Direct Transit, Inc. assets in 1997 offset by greater capital expenditures in 1998.

As of June 30, 1998, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $276 million. The Company has the option to cancel such commitments upon 60 days notice. The Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first six months of 1998, the Company incurred approximately $13 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $24 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

The funding for capital expenditures has been and will be from a combination of cash provided by operating activities, amounts available under the Company's line of credit and debt and lease financing. The availability of capital for revenue equipment and other capital expenditures will be affected by prevailing market conditions and the Company's financial condition and results of operations.

Net cash provided by financing activities amounted to $19.4 million in the first six months of 1998 compared to $39.8 million in 1997. This decrease is primarily due to reduced borrowings under the line of credit.

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

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                            PART II OTHER INFORMATION



Items 1, 2, 3 and 5.       Not applicable

Item 4:                    Submission of Matters to a Vote of Security Holders

                           The Company's Annual Meeting of Stockholders was held on May 28, 1998. At the Annual Meeting, the stockholders elected Jerry C. Moyes and Alphonse E. Frei to serve as Directors for three-year terms. William F. Riley, Lou A. Edwards, Earl H. Scudder, Jr. and Rodney K. Sartor continued as Directors after the meeting. Additionally, the stockholders approved an amendment to the Stock Option Plan to increase the number of shares authorized for issuance thereunder from 3,825,000 to 4,200,000.

                           Stockholders representing 40,395,130 shares or 94.74% were present in person or by proxy at the Annual Meeting. There were no broker non- votes on these proposals. A tabulation with respect to each nominee and the Stock Option amendment is as follows:

                                                                                              Votes
                                                             Votes             Votes        Against or
                                                              Cast              For          Withheld

                           Jerry C. Moyes                  40,395,130        40,289,955        105,175

                           Alphonse E. Frei                40,395,130        40,314,245         80,885

                           Amendment to Stock
                           Option Plan                     40,395,130        32,014,379      8,380,751


Item 6.                    Exhibits and reports on Form 8-K

                           (a) Exhibit 11 - Schedule of Computation of Net Earnings Per Share

                                    Exhibit 27 - Financial Data Schedule

                                    Exhibit 99 - Private  Securities  Litigation
                                    Reform Act  of 1995  Safe  Harbor Compliance
                                    Statement for Forward-Looking Statements

                           (b) No Current Reports on Form 8-K were filed during the three months ended June 30, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Swift Transportation Co., Inc.



Date: August 7, 1998                           /s/ William F. Riley III
                                         ---------------------------------------

                                                     (Signature)

                                                 William F. Riley III
                                                Chief Financial Officer