Form 10-Q
period 1998-09-30
SWIFT TRANSPORTATION CO INC
filed 1998-11-10
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                                    Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-18605


                         SWIFT TRANSPORTATION CO., INC.
             (Exact name of registrant as specified in its charter)


          Nevada                                                86-0666860
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                           identification number)


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

                                    YES [X]   NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 3, 1998)

                Common stock, $.001 par value: 42,345,481 shares

                                                        EXHIBIT INDEX AT PAGE 16
                                                                  TOTAL PAGES 27

                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
Item 1. Financial statements

        Condensed consolidated balance sheets
          as of September 30, 1998 (unaudited) and
          December 31, 1997                                                3-4

        Condensed consolidated statements of
          earnings (unaudited) for the three and nine month
          periods ended September 30, 1998 and 1997                          5

        Condensed consolidated statements of cash
          flows (unaudited) for the nine month
          periods ended September 30, 1998 and 1997                        6-7

        Notes to condensed consolidated financial statements               8-9


Item 2. Management's discussion and analysis of financial
         condition and results of operations                             10-15

                                     PART II

                                OTHER INFORMATION


Items 1, 2,
3, 4 and 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K                                    16

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)



                                                   September 30,    December 31,
                                                       1998            1997
                                                       ----            ----
                                                    (unaudited)
                    ASSETS

Current assets:
   Cash                                             $  4,308         $  5,726
   Accounts receivable, net                          112,306           92,587
   Equipment sales receivable                          2,936            3,284
   Inventories and supplies                            2,975            4,509
   Prepaid taxes, licenses and insurance               6,746            5,090
   Assets held for sale                                5,468            5,468
   Deferred income taxes                               7,472            5,280
                                                    --------         --------
           Total current assets                      142,211          121,944
                                                    --------         --------

Property and equipment, at cost:
   Revenue and service equipment                     441,595          366,223
   Land                                                8,756            7,520
   Facilities and improvements                        76,254           62,760
   Furniture and office equipment                     15,476           13,949
                                                    --------         --------
           Total property and equipment              542,081          450,452
   Less accumulated depreciation and amortization    125,339          111,917
                                                    --------         --------
           Net property and equipment                416,742          338,535
                                                    --------         --------

Other assets                                           1,897            1,976
Goodwill                                               8,111            8,679
                                                    --------         --------

                                                    $568,961         $471,134
                                                    ========         ========


See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)



                                                 September 30,     December 31,
                                                     1998             1997
                                                     ----             ----
                                                  (unaudited)
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $ 31,490         $ 14,469
  Accrued liabilities                                32,738           20,177
  Current portion of claims accruals                 24,156           16,281
  Current portion of long-term debt                   1,198            6,849
                                                   --------         --------
      Total current liabilities                      89,582           57,776
                                                   --------         --------

Borrowings under line of credit                      79,000           56,500
Long-term debt, less current portion                 15,227           16,920
Claims accruals, less current portion                26,148           21,343
Deferred income taxes                                53,273           44,420

Stockholders' equity:

  Preferred stock, par value $.001 per share
    Authorized 1,000,000 shares; none issued
  Common stock, par value $.001 per share
    Authorized 75,000,000 shares; issued
    43,167,441 and 42,793,557 shares at
    September 30,1998 and December 31, 1997,
    respectively                                         43               43
  Additional paid-in capital                        118,187          116,141
  Retained earnings                                 200,499          161,407
                                                   --------         --------
                                                    318,729          277,591
  Less treasury stock, at cost (881,050 and
    331,050 shares at September 30,1998 and
    December 31, 1997, respectively.)                12,998            3,416
                                                   --------         --------
      Total stockholders' equity                    305,731          274,175
                                                   --------         --------
Commitments and contingencies
                                                   $568,961         $471,134
                                                   ========         ========



See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                                   (unaudited)
                        (In thousands, except share data)



                                      Three months ended    Nine months ended
                                          September 30,        September 30,
                                        1998       1997       1998      1997
                                        ----       ----       ----      ----

Operating revenue                     $227,184   $188,071   $634,624  $524,999
Operating expenses:
  Salaries, wages and employee
    benefits                            84,307     64,677    229,906   183,718
  Operating supplies and expenses       20,602     17,652     59,010    46,807
  Fuel                                  23,213     22,118     69,080    67,584
  Purchased transportation              33,948     25,638     97,817    69,224
  Rental expense                        11,039     11,809     30,215    35,198
  Insurance and claims                   6,648      4,721     19,201    15,863
  Depreciation and amortization         11,127      9,858     33,071    27,748
  Communication and utilities            3,001      2,848      8,387     7,915
  Operating taxes and licenses           5,990      5,921     18,606    18,036
                                      --------   --------   --------  --------
      Total operating expenses         199,875    165,242    565,293   472,093
                                      --------   --------   --------  --------

Operating income                        27,309     22,829     69,331    52,906

Other (income) expenses:
  Interest expense                       1,306      1,330      4,320     3,470
  Interest income                          (90)       (52)      (213)     (138)
  Other                                   (206)      (101)      (483)     (271)
                                      --------   --------   --------  --------
      Other (income) expenses, net       1,010      1,177      3,624     3,061
                                      --------   --------   --------  --------

Earnings before income taxes            26,299     21,652     65,707    49,845
Income taxes                            10,655      8,770     26,615    20,200
                                      --------   --------   --------  --------

Net earnings                          $ 15,644   $ 12,882   $ 39,092  $ 29,645
                                      ========   ========   ========  ========

Basic earnings per share              $    .37   $    .30   $    .92  $    .70
                                      ========   ========   ========  ========

Diluted earnings per share            $    .36   $    .30   $    .90  $    .69
                                      ========   ========   ========  ========



See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)



                                                                Nine Months
                                                            Ended September 30,
                                                            1998          1997
                                                            ----          ----
Cash flows from operating activities:
  Net earnings                                           $  39,092     $ 29,645
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                             30,396       27,815
  Deferred income taxes                                      6,661        3,600
  Provision for losses on accounts receivable                  770          180
  Amortization of deferred compensation                        152           90
  Change in assets and liabilities:
    Increase in accounts receivable                        (20,489)     (16,835)
    Decrease in inventories and supplies                     1,534          417
    Increase in prepaid expenses                            (1,656)      (3,667)
    Increase in other assets                                   (17)        (689)
    Increase in accounts payable, accrued
      liabilities and claims accruals                       42,262       17,169
                                                         ---------     --------

    Net cash provided by operating activities               98,705       57,725
                                                         ---------     --------

Cash flows from investing activities:
  Proceeds from sale of property and equipment              48,117       17,727
  Capital expenditures                                    (158,556)     (97,351)
  Cash expended for purchase of DTI assets                               (3,749)
  Treasury stock purchases                                  (9,582)
  Payments received on equipment sale receivables            3,284          390
                                                         ---------     --------

    Net cash used in investing activities                 (116,737)     (82,983)
                                                         ---------     --------


See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                                Nine Months
                                                            Ended September 30,
                                                             1998        1997
                                                             ----        ----

Cash flows from financing activities:
  Repayments of long-term debt                            $ (7,780)    $(23,510)
  Increase in borrowings under line of credit               22,500       56,000
  Payment of stock split fractional shares                     (21)
  Proceeds from issuance of common stock
   under stock option and stock purchase plans               1,915        1,645
                                                          --------     --------

     Net cash provided by financing activities              16,614       34,135
                                                          --------     --------

Net increase (decrease) in cash                             (1,418)       8,877
Cash at beginning of period                                  5,726        1,210
                                                          --------     --------
Cash at end of period                                     $  4,308     $ 10,087
                                                          ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                              $  4,147     $  3,391
    Income taxes                                          $ 15,718     $ 13,079

Supplemental schedule of noncash investing and
  Financing activities:
    Equipment sales receivables                           $  2,936     $  5,324
    Direct financing for purchase of equipment            $    436



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

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)



Note 5. Stock Repurchase

        The Company purchased 550,000 shares of its common stock during the three months ended September 30, 1998 for a total cost of $9,582,000. These shares are being held as treasury stock and may be used for issuances under the Company's employee stock option and purchase plans or for other general corporate purposes.

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

Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K, including Notes to the Consolidated
Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and " Market for the Registrant's Common Stock and Related Stockholder Matters" in the Company's Annual Report on Form 10-K.

YEAR 2000 ISSUE

The Company is in the process of performing a comprehensive review of its Year 2000 issues and has completed its initial review of internal systems (information technology ("IT") and non-IT). The majority of the Company's application software programs are purchased from and maintained by vendors. Therefore, the Company is working with these software vendors to verify these applications become Year 2000 compliant. The Company estimates the status of progress of these internal systems as follows:

                             Vendor Modifications      Testing Commenced
                               Being Performed

IT Systems                          85%                      20%

Non-IT Systems                      70%                      15%

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

OVERVIEW

Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with an increase of 788 tractors to 6,578 tractors as of September 30, 1998 up from 5,790 tractors as of September 30, 1997. The owner operator portion of the Company's fleet increased to 1,166 as of September 30, 1998 from 848 as of September 30, 1997.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1997

Operating revenue increased $39.1 million or 20.8% to $227.2 million for the three months ended September 30, 1998 from $188.1 million for the corresponding period of 1997. The increase in operating revenue is primarily the result of the expansion of the Company's fleet as a result of strong shipper demand. The Company's freight rates increased by approximately 2% in the third quarter of 1998 compared to the third quarter of 1997.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the third quarter of 1998 was 88.0% compared to 87.9% in the comparable period of 1997. The Company's operating ratio for the three months ended September 30, 1998 increased as a result of increases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 13.2% and 13.1% and average loaded linehaul revenue per mile was $ 1.32 and $1.30 in the third quarter of 1998 and 1997, respectively.

Salaries, wages and employee benefits represented 37.1% of operating revenue for the three months ended September 30, 1998 compared with 34.4% in 1997. The increase is primarily due to an increase in workmen's compensation, the accrual for the Company's profit sharing contribution, normal wage increases and associated benefits and taxes.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

Fuel as a percentage of operating revenue was 10.2% for the third quarter of 1998 versus 11.8% in 1997. The decrease is partially due to an increase in the number of owner operators who are responsible for their own fuel. In addition, actual fuel cost per gallon decreased by approximately 13 cents per gallon in the third quarter of 1998 versus the third quarter of 1997.

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

Purchased transportation as a percentage of operating revenue was 14.9% for the three months ended September 30, 1998 compared to 13.6% in 1997. The increase is due to the growth of the owner operator fleet to 1,166 as of September 30, 1998 from 848 as of September 30, 1997.

Rental expense as a percentage of operating revenue was 4.9% for the third quarter of 1998 versus 6.3% in 1997. At September 30, 1998 and 1997, leased tractors represented 54% and 63%, respectively, of the total fleet of Company tractors. In addition to the reduction in the percentage of tractors which were leased, rental expense was positively impacted by a reduction in the number of leased trailers as well as a slight reduction in the average lease rate for tractors in the third quarter of 1998 versus the third quarter of 1997. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded $223,000 in the third quarter of 1998 and no gain during the third quarter of 1997 from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 4.9% in the third quarter of 1998 versus 5.2% in 1997. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended September 30, 1998, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $2.1 million compared to approximately $1.1 million in the third quarter of 1997. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 5.8% in the third quarter of 1998 and 1997.

Insurance and claims expense represented 2.9% and 2.5% of operating revenue in the third quarter of 1998 and 1997, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1997

Operating revenue increased $109.6 million or 20.9% to $634.6 million for the nine months ended September 30, 1998 from $525.0 million for the corresponding period of 1997. The increase in operating revenue is primarily the result of the expansion of the Company's fleet and rate increases.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first nine months of 1998 was 89.1% compared to 89.9% in the comparable period of 1997. The Company's operating ratio for the nine months ended September 30, 1998 improved as a result of the aforementioned increase in operating revenue combined with decreases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 13.6% and 13.9% and average loaded linehaul revenue per mile was $1.32 and $1.30 in the first nine months of 1998 and 1997, respectively.

Salaries, wages and employee benefits represented 36.2% of operating revenue for the nine months ended September 30, 1998 compared with 35.0% in 1997. The increase is primarily due to an increase in the accrual for the Company's profit sharing contribution and normal wage increases and associated benefits and taxes.

Fuel as a percentage of operating revenue was 10.9% for the first nine months of 1998 versus 12.9% in 1997. The decrease is due to an increase in the number of owner operators who are responsible for their own fuel and the reduction in fuel prices as discussed above.

Purchased transportation as a percentage of operating revenue was 15.4% for the nine months ended September 30, 1998 compared to 13.2% in 1997. The increase is due to the growth of the owner operator fleet to 1,166 as of September 30, 1998 from 848 as of September 30, 1997.

Rental expense as a percentage of operating revenue was 4.8% for the first nine months of 1998 versus 6.7% in 1997. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded $2.7 million in 1998 and no gain during the first nine months of 1997 from the sale of leased tractors. As discussed above, rental expense decreased in the first nine months of 1998 versus 1997 as a result of a reduction in the percentage of leased tractors, number of leased trailers and the average lease rate for tractors.

Depreciation and amortization expense as a percentage of operating revenue was 5.2% in the first nine months of 1998 versus 5.3% in 1997. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the nine month period ended September 30, 1998, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $4.6 million compared to approximately $2.9 million in the first nine months of 1997. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 5.9% and 5.8% in the first nine months of 1998 and 1997, respectively.

Insurance and claims expense represented 3.0% of operating revenue in the first nine months of 1998 and 1997. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

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

Net cash provided by operating activities was $98.7 million in the first nine months of 1998 compared to $57.7 million in 1997. The increase is primarily attributable to an increase in net earnings and accounts payable, accrued liabilities and claims accruals.

Prepaid expenses increased by $1.7 million from December 31, 1997 to September 30, 1998. The increase is primarily due to significant annual license fees which are prepaid in the first quarter of each year and amortized over the remainder of the year.

Net cash used in investing activities increased to $116.7 million in the first nine months of 1998 from $83.0 million in 1997. The increase is due primarily to greater capital expenditures and treasury stock purchases in 1998 offset by increased proceeds from the sale of property and equipment and payments received on equipment sales receivable in 1998 along with a reduction in cash expended for Direct Transit, Inc. assets in 1997.

As of September 30, 1998, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $243 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first nine months of 1998, the Company incurred approximately $18.5 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $10 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

The funding for capital expenditures has been and is anticipated to continue to be from a combination of cash provided by operating activities, amounts available under the Company's line of credit and debt and lease financing. The availability of capital for revenue equipment and other capital expenditures will be affected by prevailing market conditions and the Company's financial condition and results of operations.

Net cash provided by financing activities amounted to $16.6 million in the first nine months of 1998 compared to $34.1 million in 1997. This decrease is primarily due to reduced borrowings under the line of credit.

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

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                            PART II OTHER INFORMATION

Items 1, 2, 3, 4 and 5. Not applicable

Item 6. Exhibits and reports on Form 8-K

        (a) Exhibit 10.13 - First Modification Agreement to Note Agreement dated January 16, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.A., ABN Amro Bank N.V., The Chase Manhattan Bank and The First National Bank of Chicago.

              Exhibit 10.14 - Second Modification Agreement to Note Agreement dated January 16, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.A., ABN Amro Bank N.V., The First National Bank of Chicago, Norwest Bank Arizona, N.A., Keybank National Association and Union Bank of California, N.A.

              Exhibit 11 - Schedule of Computation of Net Earnings Per Share

              Exhibit 27 - Financial Data Schedule

              Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

        (b) No Current Reports on Form 8-K were filed during the three months ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SWIFT TRANSPORTATION CO., INC.

Date: November 9, 1998                             /s/ William F. Riley III
                                                --------------------------------
                                                         (Signature)

                                                       William F. Riley III
                                                       Chief Financial Officer