Form 10-K
period 1998-12-31
SWIFT TRANSPORTATION CO INC
filed 1999-03-19
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At  March 16,  1999,  the   aggregate  market  value  of  common  stock  held by
non-affiliates of the Registrant was $504,386,574.

The number of shares outstanding of the Registrant's common stock on March 16, 1999 was 42,511,914.

                       DOCUMENTS INCORPORATED BY REFERENCE

Materials from the Registrant's Notice and Proxy Statement relating to the 1999 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                                        Exhibit Index at page 43
                                                                  Total pages 52

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

   Item 1.  Business.....................................................    3
   Item 2.  Properties...................................................   10
   Item 3.  Legal Proceedings............................................   11
   Item 4.  Submission of Matters to a Vote of Security Holders..........   11

PART II

   Item 5.  Market for the Registrant's Common Stock and Related
              Stockholder Matters........................................   11
   Item 6.  Selected Financial and Operating Data........................   13
   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................   14
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk...   21
   Item 8.  Financial Statements and Supplementary Data..................   21
   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................   42

PART III

   Item 10. Directors and Executive Officers of the Registrant...........   42
   Item 11. Executive Compensation.......................................   42
   Item 12. Security Ownership of Certain Beneficial Owners
              and Management.............................................   42
   Item 13. Certain Relationships and Related Transactions...............   42

PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K................................................   43

SIGNATURES...............................................................  S-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Swift Transportation Co., Inc. (with its subsidiaries, "Swift" or the "Company") is the third largest publicly-held, national truckload carrier in the United States. Swift operates primarily throughout the continental United States, combining strong regional operations with a transcontinental van operation. The principal types of freight transported by Swift include retail and discount department store merchandise, manufactured goods, paper products, non-perishable food, beverages and beverage containers and building materials.

         By meeting its customers' specific needs for both regional and transcontinental service and through selective acquisitions, Swift has been able to achieve significant growth in revenues over the past five years. Operating revenue has grown at a compound annual growth rate of 25.8% from $277.0 million in 1993 to $873.4 million in 1998. During that same period, net earnings have grown at a compound annual growth rate of 35.2% from $12.3 million to $55.5 million.

         Swift Transportation Co., Inc., a Nevada corporation headquartered in Sparks, Nevada, is a holding company for the operating corporations named Swift Transportation Co., Inc. and Swift Transportation Corporation. These companies are collectively referred to herein as the "Company." The Company's headquarters are located at 2200 South 75th Avenue, Phoenix, Arizona 85043, and its telephone number is (602) 269-9700.

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

OPERATING STRATEGY

         Swift focuses on achieving high density for service-sensitive customers in short-to-medium haul traffic lanes. Through its network of 30 terminals, Swift is able to provide regional service on a nationwide basis. Swift's terminal network establishes a local market presence in the regions Swift serves and enables Swift to respond more rapidly to its customers' changing requirements. This regional network also enables Swift to enhance driver recruitment and retention by returning drivers to their homes regularly, reduce its purchases of higher priced fuel at truck stops and expedite lower cost, in-house equipment maintenance. With an average length of haul of 567 miles in 1998, Swift is able to limit its direct competition with railroads, intermodal services and longer-haul, less specialized truckload carriers.

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

         To manage the higher costs and greater logistical complexity inherent in operating in short-to-medium haul traffic lanes, Swift employs sophisticated computerized management control systems to monitor key aspects of its operations, such as availability of equipment, truck productivity and fuel consumption. Swift has a three-year replacement program for substantially all of its tractors, which allows Swift to maximize equipment utilization and fuel economy by capitalizing on improved engine efficiency and vehicle aerodynamics and to minimize maintenance expense. For 1998 and 1997, Swift maintained an operating ratio of 88.7% and 89.6%, respectively.

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

         The key elements of Swift's growth strategy are:

        + Strengthen Core Carrier Relationships. Swift intends to continue to strengthen its core carrier relationships, expand its services to its existing customers and pursue new customer relationships. By concentrating on expanding its services to its existing customers, Swift's revenues from its top 25 customers of 1996 increased by 50% from 1996 to 1998. The largest 25, 10 and 5 customers, respectively, accounted for 46%, 33% and 22% of revenues in 1998, with no customer accounting for more than 7% of Swift's revenues during that same period. In addition to expanding its services to existing customers, Swift actively pursues new traffic commitments from high volume, financially stable shippers for whom it has not previously provided services.

        + Pursue Strategic Acquisitions. Swift's revenue growth has been attributable, in significant part, to eight acquisitions completed in the last ten years. These acquisitions have enabled Swift to expand from its historical operations base in the Western United States and develop a strong regional presence in the Midwestern, Eastern and Southeastern United States. Swift generally limits its consideration of acquisitions to those it believes will be accretive to earnings within six months, and historically all of its acquisitions have met this objective.

        + Exploit Private Fleet Outsourcing. A number of large companies maintain their own private trucking fleets to facilitate distribution of their products. Swift believes that a high percentage of private fleet traffic is short-to-medium haul in nature, traveling an average of 500 miles or less per round trip. In order to reduce operating costs associated with private fleets, a number of large companies have begun to outsource their transportation and logistics requirements. Swift believes that its strong regional operations and average length of haul of less than 600 miles position it to take advantage of this trend, and Swift already serves as a preferred supplier or "core carrier" to many major shippers who are considering, or may in the future consider, outsourcing their transportation and logistics requirements.

OPERATIONS

         In the Western United States, Swift has developed a network of regional terminals and offices strategically located in areas which have strong, diverse economies and provide access to other key Western population centers. In addition to Phoenix, Swift's Western terminals are located in the areas of Los Angeles and San Francisco, California; Portland, Oregon; Salt Lake City, Utah; Lewiston, Idaho; Reno, Nevada; Pueblo and Denver, Colorado. In the Eastern United States, Swift has terminals located in Auburn, New York; Carlisle, Pennsylvania; Richmond, Virginia; Eden, North Carolina; Greer, South Carolina; Ocala, Florida; Atlanta and Albany, Georgia.

         Swift's Midwest terminals are located in Gary and Shoals, Indiana; Monroe and Columbus, Ohio; Dallas, Corsicana and Laredo, Texas; Oklahoma City, Oklahoma; Memphis, Tennessee; Kansas City, Kansas; Plymouth, Michigan; and Town of Menasha, Wisconsin.

         The terminals are located in close proximity to major customers who tender significant traffic volume to Swift. To minimize competition with long-haul truckload carriers and railroads, Swift operates principally within short-to-medium-haul traffic lanes. Although the Company's transcontinental division allows it to serve a broad spectrum of shipper needs, the primary regions in which Swift operates are ideally suited to short-to-medium-haul lanes because of the distribution of population and economic centers. During 1998 and 1997, Swift's average length of haul was 567 and 571 miles, respectively.

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

         Swift's larger terminals are staffed with terminal managers, fleet managers and customer service representatives. Terminal managers work with both the fleet managers and the customer service representatives, as well as all other operations personnel, to coordinate the needs of both customers and drivers. Terminal managers are also responsible for soliciting new customers and serving existing customers in their areas. Each driver manager is responsible for the general operation of approximately 35 trucks and their drivers, including driver retention, productivity per truck, routing, fuel consumption, safety and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.

ACQUISITIONS

         The growth of the Company has been, and will continue to be, dependent in part upon the acquisition of trucking companies throughout the United States. In 1988, the Company acquired Cooper Motor Lines ("Cooper"), which established the Company's operations in the Eastern United States. In September 1991, Swift further expanded its eastern operations by acquiring Arthur H. Fulton, Inc. ("Fulton"). In June 1993, the Company strengthened its presence in the Northwestern United States with the acquisition of West's Best Freight Systems, Inc. ("West's Best").

         During 1994, the Company completed the acquisitions of both East-West Transportation, Inc. ("East-West") and Missouri-Nebraska Express, Inc. ("MNX"). The MNX acquisition established a significant regional operation in the Midwestern United States. In September 1996, the Company acquired the dry freight van division of Navajo Shippers, Inc., Digby Leasing, Inc. and Digby-Ringsby Truck Line, Inc. (collectively, "Navajo Shippers"). In April 1997, the Company acquired certain assets of Direct Transit, Inc. ("DTI"), a Debtor-In-Possession in United States Bankruptcy Court. DTI was a dry van carrier based in North Sioux City, South Dakota and operated predominantly in the eastern two-thirds of the United States.

         See "Factors That May Affect Future Results and Financial Condition" under Item 7.

REVENUE EQUIPMENT

         Swift acquires premium tractors to help attract and retain drivers, promote safe operations and minimize maintenance and repair costs. Management believes the higher initial investment is recovered through improved resale value.
         The following table shows the type and age of Company-owned and leased equipment at December 31, 1998:

                                57', 53' AND    SETS OF    FLATBED   SPECIALIZED
   MODEL YEAR      TRACTORS (1)   48' VANS    DOUBLE VANS  TRAILERS   TRAILERS
   ----------      ------------   --------    -----------  --------   --------
1999 ..............    1,302        1,720                                  51
1998 ..............    1,481        3,187                       20          2
1997 ..............    1,518        3,385          164         308         97
1996 ..............      776        2,191                      202
1995 ..............      245          765                       94
1994 ..............      165        1,399                       40
1993 and prior.....       86        3,914          475         161        173
                      ------       ------       ------      ------     ------
     Total ........    5,573       16,561          639         825        323
                      ======       ======       ======      ======     ======
----------
(1)    Excludes 1,225 owner-operator tractors.

         When purchasing new revenue equipment, Swift acquires standardized tractors and trailers manufactured to the Company's specifications. Since 1990,

Swift has acquired predominantly tractors manufactured by Freightliner powered by Series 60 Detroit Diesel engines. Standardization of drive-line components allows Swift to operate with a minimum spare parts inventory, enhances Swift's maintenance program and simplifies driver training. Swift adheres to a comprehensive maintenance program that minimizes downtime and enhances the resale value of its equipment. In addition to its primary maintenance facility in Phoenix, Arizona, Swift performs routine servicing and maintenance of its equipment at most of its regional terminal facilities, thus avoiding costly on-road repairs and out-of-route trips. Swift has adopted a three-year replacement program on the majority of its line-haul tractors. This replacement policy enhances Swift's ability to attract drivers, maximize its fuel economy by capitalizing on improvement in both engine efficiency and vehicle aerodynamics, stabilize maintenance expense and maximize equipment utilization.

         Swift has installed Qualcomm onboard, two-way vehicle satellite communication systems in the majority of its tractors. This communications system links drivers to regional terminals and corporate headquarters, allowing Swift to alter rapidly its routes in response to customer requirements and to eliminate the need for driver stops to report problems or delays. This system allows drivers to inform dispatchers and driver managers of the status of routing, loading and unloading or the need for emergency repairs. Swift believes the communications system improves fleet control, the quality of customer service and driver retention. Swift intends to continue to install the communication system in substantially all tractors acquired in the future.

         In 1998, Swift adopted a speed limit of 60 miles per hour for Company tractors (62 miles per hour for team drivers) and 65 miles per hour for owner-operator tractors to reduce accidents, enhance fuel mileage and minimize maintenance expense. Substantially all of Swift's Company tractors are equipped with electronically controlled engines that are set to limit the speed of the vehicle.

MARKETING AND CUSTOMERS

         Swift has targeted the service-sensitive segment of the truckload market, both common and contract, rather than that segment that uses price as its primary consideration. The Company has chosen to provide premium service with commensurate rates rather than compete primarily on the basis of price. The principal elements of Swift's premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and to maintain local contact with customers; a fully-integrated computer system to monitor shipment location and variations from schedule; an onboard communication system that enables the Company to reroute traffic; well-maintained, late model equipment; timely deliveries; extra equipment for the convenience of customers, which enables Swift to respond promptly to customers' varying requirements; assistance in loading and unloading; and Company control of revenue equipment. By concentrating on expanding its services to its existing customers, the Company's revenues from its top 25 customers of 1996 increased 50% from 1996 to 1998.

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

         The largest 25, ten and five customers accounted for approximately 46%, 33% and 22% respectively, of Swift's revenues during 1998, 47%, 33% and 23%, respectively, of Swift's revenues during 1997 and 44%, 33% and 23%, respectively, of Swift's revenues during 1996. No customer accounted for more than 7% of Swift's gross revenues during any of the three most recent fiscal years. Swift's largest customers include retail and discount department store chains, manufacturers, non-perishable food companies, beverage and beverage container producers and building materials companies.

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

         Senior management is actively involved with the development and retention of drivers. Recognizing the need for qualified drivers, Swift established its own driver-training school in Phoenix, Arizona in 1987, which is certified by the Arizona Department of Transportation. Swift also has contracted with driver-training schools which are managed by outside organizations as well as local community colleges throughout the country. Candidates for the schools must be at least 23 years old (21 years old with military service), with a high school education or equivalent, pass a basic skills test and pass the U.S. Department of Transportation ("DOT") physical examination, which includes drug and alcohol screening. Students are required to complete three weeks of classroom study and driving range time and a six to eight week, on-the-road training program.

         Swift bases its drivers at the regional terminals and monitors each driver's location on its computer system. Swift uses this information to schedule the routing for its drivers so that they can return home frequently. In order to attract and retain highly qualified drivers and promote safe operations, the Company purchases premium quality tractors equipped with optional comfort and safety features, such as air ride suspension, air conditioning, high quality interiors, power steering, engine brakes and raised roof double sleeper cabs. Company drivers are compensated on the basis of miles driven, loading/unloading and number of stops or deliveries, plus bonuses. Base pay for miles driven increases with a driver's length of service. The Company maintains a bonus system for its drivers based upon safety and driving performance. Drivers employed by Swift participate in company-sponsored health, life and dental insurance plans and are eligible to participate in a 401(k) Profit Sharing Plan and an Employee Stock Purchase Plan.

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

         As of December 31, 1998, Swift employed approximately 9,600 full-time persons, of whom approximately 7,300 were drivers (including driver trainees), 900 were mechanics and other equipment maintenance personnel and the balance were support personnel, such as sales personnel, corporate managers and administration. None of Swift's drivers or other employees is represented by a collective bargaining unit. In the opinion of management, Swift's relationship with its drivers and employees is good.

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

FUEL

         In order to reduce fuel costs, the Company purchases approximately 71% of its fuel in bulk at 23 of its 30 terminals. Swift stores fuel in underground storage tanks at two of its bulk fueling terminals and in above ground storage tanks at its other bulk fueling terminals. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company. From time to time, the Company, in response to increases in fuel costs, has implemented fuel surcharges to pass on to its customers all or substantially all of such costs. However, there can be no assurance that such fuel surcharges could be used to offset future increases in fuel prices. The Company believes that its most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. The Company has not used derivative-type products as a hedge against higher fuel costs in the past but continues to evaluate this possibility.

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

REGULATION

         Prior to December 29, 1995 the Company was regulated by the Interstate Commerce Commission ("ICC"). On December 29, 1995, the ICC ceased operations. However, substantially all of the jurisdiction over motor carriers was transferred to the United States Department of Transportation, and most of the regulatory requirements remain essentially unchanged. This regulatory authority has broad powers, generally governing matters such as authority to engage in motor carrier operations, certain mergers, consolidations and acquisitions and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes which can affect the economics of the industry. The Company is also regulated by various state agencies.

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

ITEM 2. PROPERTIES

         The following table provides information regarding the Company's regional terminals and/or offices:

                             COMPANY                               OWNED
                             LOCATION                            OR LEASED
                             --------                            ---------
         Albany, Georgia....................................       Leased
         Atlanta, Georgia...................................       Leased
         Auburn, New York...................................       Owned
         Carlisle, Pennsylvania.............................       Leased
         Columbus, Ohio.....................................       Leased
         Corsicana, Texas...................................       Leased
         Denver, Colorado...................................       Leased
         Eden, North Carolina...............................       Owned
         Edwardsville, Kansas...............................       Owned
         Fontana, California................................       Owned
         Gary, Indiana......................................       Owned
         Greer, South Carolina..............................       Owned
         Irving, Texas......................................       Leased
         Laredo, Texas......................................       Leased
         Lewiston, Idaho....................................       Leased
         Memphis, Tennessee.................................       Owned
         Monroe, Ohio.......................................       Leased
         Ocala, Florida.....................................       Leased
         Oklahoma City, Oklahoma............................       Owned
         Phoenix, Arizona...................................       Owned
         Plymouth, Michigan.................................       Leased
         Pueblo, Colorado...................................       Owned
         Richmond, Virginia.................................       Owned
         Salt Lake City, Utah...............................       Owned
         Shoals, Indiana....................................       Owned
         Sparks, Nevada.....................................       Owned
         Stockton, California...............................       Leased
         Troutdale, Oregon..................................       Owned
         Town of Menasha, Wisconsin.........................       Owned
         Willows, California................................       Owned
         Wilmington, California.............................       Leased

         Swift's headquarters is located on approximately 153 acres in Phoenix, Arizona and contains 83,000 square feet of office space, 106,000 square feet of shop and maintenance facilities, 27,000 square feet of a drivers' center, a recruiting and training center, a warehouse facility, a two-bay truck wash and an eight lane fueling center. The Company's prior headquarters is held for sale. As of December 31, 1998, the Company's aggregate monthly rent for all leased properties was $94,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS

         The Company's common stock is publicly traded on the Nasdaq National Market ("Nasdaq") under the symbol "SWFT". The following table sets forth the high and low closing sales prices of the common stock reported by Nasdaq for the periods shown.

                                                      COMMON STOCK
                                                   -----------------
                                                    HIGH        LOW
                                                    ----        ---
        1998
              First Quarter....................    $17.83     $12.72
              Second Quarter...................     17.17      12.00
              Third Quarter....................     15.33      10.59
              Fourth Quarter...................     19.50      11.29

        1997
              First Quarter....................    $12.45     $10.78
              Second Quarter...................     14.55      11.50
              Third Quarter....................     14.22      12.22
              Fourth Quarter...................     14.78      12.22

         On March 16, 1999, the last reported sales price of the Company's common stock was $19.42 per share. At that date, the number of stockholder accounts of record of the Company's common stock was 2,100. The Company estimates there are approximately 4,800 beneficial holders of the Company's common stock.

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

         On March 15, 1999, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and payable on April 10, 1999 to the stockholders of record at the close of business on March 31, 1999. All share amounts, share prices and earnings per share in this Annual Report on Form 10-K have been retroactively adjusted to reflect this 3-for-2 stock split.

FACTORS THAT MAY AFFECT FUTURE STOCK PERFORMANCE

         The performance of the Company's common stock is dependent upon several factors, including those set forth below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results and Financial Condition."

         INFLUENCE BY PRINCIPAL STOCKHOLDER. Trusts established for the benefit of Jerry C. Moyes and his family beneficially own approximately 44% of the Company's common stock. Accordingly, Mr. Moyes will have a significant influence upon the activities of the Company, as well as on all matters requiring approval of the stockholders, including electing members of the Company's Board of Directors and causing or restricting the sale or merger of the Company. This concentration of ownership, as well as the ability of the Board to establish the terms of and issue preferred stock of the Company without stockholder approval, may have the effect of delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over their current market prices.

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

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

         The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1998 is derived from the Company's Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998 and the independent auditors' report thereon, are included in Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

                                                        YEARS ENDED DECEMBER 31,
                                         --------------------------------------------------
                                         1998     1997(1)     1996(2)     1995      1994(3)
                                         ----     -------     -------     ----      -------
                                                     (DOLLAR AMOUNTS IN THOUSANDS,
                                                EXCEPT PER SHARE AND PER MILE AMOUNTS)
CONSOLIDATED STATEMENTS OF
EARNINGS DATA:
Operating revenue .................... $873,433   $713,638   $562,259   $458,165   $365,889
Earnings before income taxes ......... $ 93,306   $ 69,994   $ 47,212   $ 40,070   $ 39,309
Net earnings ......................... $ 55,511   $ 41,644   $ 27,422   $ 23,040   $ 22,629
Diluted earnings per share(5)......... $    .85   $    .64   $    .47   $    .41   $    .40
CONSOLIDATED BALANCE SHEET DATA
(AT END OF YEAR):
Working capital ...................... $ 81,048   $ 64,168   $ 36,938   $  6,735   $ 14,012
Total assets ......................... $636,283   $471,134   $380,605   $311,308   $275,991
Long-term obligations, less
 current portion ..................... $143,208   $ 73,420   $ 40,284   $ 68,954   $ 77,715
Stockholders' equity ................. $327,353   $274,175   $226,666   $134,835   $111,342
OPERATING STATISTICS (AT END OF YEAR):
Operating ratio ......................     88.7%      89.6%      90.5%      89.9%      88.8%
Pre-tax margin (4) ...................     10.7%       9.8%       8.4%       8.7%      10.7%
Average line haul revenue per mile ... $   1.14   $   1.13   $   1.11   $   1.11   $   1.12
Empty mile percentage ................     13.5%      13.7%      14.0%      13.9%      13.2%
Average length of haul (in miles) ....      567        571        576        591        590
Total tractors at end of period:
  Company-operated....................    5,573      4,968      4,166      3,472      3,286
  Owner-operator......................    1,225        910        665        477        188
Trailers at end of period ............   18,348     15,499     12,151      8,788      8,957

----------
(1) Includes the results of operations from the acquisition of certain assets of DTI beginning April 8, 1997.
(2) Includes the results of operations from the asset acquisition of the dry freight van division of Navajo Shippers, Inc., Digby Leasing, Inc. and Digby-Ringsby Truck Line, Inc. beginning on September 12, 1996.
(3) Includes the results of operations from the asset acquisitions of East-West Transportation, Inc. beginning on July 1, 1994 and Missouri-Nebraska Express, Inc. beginning October 2, 1994.
(4) Pre-tax margin represents earnings before income taxes as a percentage of operating revenue. Because of the impact that equipment financing methods can have on the operating ratio (operating expenses as a percentage of operating revenue), the Company believes that the most meaningful comparative measure of its operating efficiency is its pre-tax margin, which takes into consideration both the Company's total operating expenses and net interest expense as a percentage of operating revenue.
(5) As adjusted to reflect the 3-for-2 stock split effected in the form of a stock dividend and payable on April 10, 1999 to the stockholders of record at the close of business on March 31, 1999. All share amounts, share prices and earnings per share in this Annual Report on Form 10-K have been retroactively adjusted to reflect this 3-for-2 stock split.

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

         Although the trend of shippers in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with 5,573 tractors as of December 31, 1998 compared to 3,472 tractors as of December 31, 1995. This fleet growth was accomplished through a combination of internal growth and through strategic acquisitions. See "Business -- General." During this same period, the Company's owner operator fleet has expanded to 1,225 as of December 31, 1998 from 477 as of December 31, 1995.

YEAR 2000 ISSUE

         The Company has completed its comprehensive review of its Year 2000 issues and internal systems (information technology ("IT") and non-IT). The majority of the Company's application software programs are purchased from and maintained by vendors. Therefore, the Company is working with these software vendors to verify these applications become Year 2000 compliant. The Company estimates the status of progress of these internal systems as follows:

                              VENDOR MODIFICATIONS
                                 BEING PERFORMED       TESTING COMMENCED
                                 ---------------       -----------------
IT Systems                             98%                    90%

Non-IT Systems                         90%                    30%

         The Company presently believes that with modifications and updates to existing software, the cost of which is not expected to be material, the Year 2000 problem will not pose significant operational problems for the Company's internal systems. The Company's contingency plan in the event of a Year 2000 problem is to perform tasks through telephonic communication, which the Company believes will allow it to operate in the short term assuming power and telephone services are functioning.

         As part of the Company's comprehensive review, it is continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. At present, the Company believes its material vendors and customers will be Year 2000 compliant and the effect on the Company's results of operations, liquidity, and financial condition will not be material. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when the Company does not believe a material vendor or customer will be compliant.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:

                                                                DECEMBER 31,
                                                         ----------------------
                                                          1998     1997    1996
                                                         -----    -----   -----

      Operating revenue ..............................   100.0%   100.0%  100.0%
      Operating expenses:
        Salaries, wages and employee benefits ........    36.5     34.5    34.2
        Operating supplies and expenses ..............     9.1      8.9     9.3
        Fuel .........................................    10.7     12.8    13.8
        Purchased transportation .....................    15.5     13.5    12.8
        Rental expense ...............................     4.7      6.5     5.8
        Insurance and claims .........................     2.8      3.2     3.6
        Depreciation and amortization ................     5.3      5.3     6.0
        Communications and utilities .................     1.3      1.5     1.5
        Operating taxes and licenses .................     2.8      3.4     3.5
                                                         -----    -----   -----
        Total operating expenses .....................    88.7     89.6    90.5
                                                         -----    -----   -----
      Operating income ...............................    11.3     10.4     9.5
      Net interest expense ...........................      .7       .7     1.2
      Other (income) expense, net ....................    (0.1)    (0.1)   (0.1)
                                                         -----    -----   -----
      Earnings before income taxes ...................    10.7      9.8     8.4
      Income taxes ...................................     4.3      4.0     3.5
                                                         -----    -----   -----
      Net earnings ...................................     6.4%     5.8%    4.9%
                                                         =====    =====   =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Operating revenue increased $159.8 million, or 22.4%, to $873.4 million for the year ended December 31, 1998 from $713.6 million for the previous year. The increase in operating revenue is due primarily to the expansion of the Company's total fleet to 6,798 tractors at December 31, 1998 from 5,878 at December 31, 1997, an increase of 920 tractors.

         The Company's operating ratio was 88.7% and 89.6% in 1998 and 1997, respectively. The Company's operating revenue and operating ratio for 1998 improved as a result of strong shipper demand which caused an increase in operating revenue and the favorable impact in components of operating expenses explained below. The Company's empty mile factor was 13.5% and 13.7% and the average rate per mile was $1.143 and $1.118 (excluding fuel surcharge) for the years ended December 31, 1998 and 1997, respectively.

         Salaries, wages and employee benefits represented 36.5% of operating revenue for the year ended December 31, 1998 compared with 34.5% for 1997. The increase is due primarily to an increase in the accrual for the Company's 401(k) profit sharing contribution and normal wage increases with associated benefits and taxes.

         From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

         Fuel expenses represented 10.7% and 12.8% of operating revenue in 1998 and 1997, respectively. The decrease in fuel as a percentage of revenue is due primarily to decreased fuel prices and an increase in the owner operator fleet. Actual fuel cost per gallon decreased by approximately 16 cents per gallon in 1998 versus 1997.

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

         Purchased transportation represented 15.5% and 13.5% of operating revenue for the years ended December 31, 1998 and 1997, respectively. This increase is primarily the result of the growth of the Company's owner operator fleet from 910 at December 31, 1997 to 1,225 at December 31, 1998.

         Rental expense as a percentage of operating revenue was 4.7% and 6.5% for the years ended December 31, 1998 and 1997, respectively. During 1998 and 1997, leased tractors represented approximately 54% and 61%, respectively of the fleet (exclusive of owner operators). In addition to the reduction in the percentage of tractors which were leased, rental expense was positively impacted by a reduction in the number of leased trailers as well as a slight reduction in the average lease rate for tractors in 1998 versus 1997. When it is economically feasible to do so, the Company will purchase then sell tractors it leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. During the year ended December 31,1998 and 1997, respectively, the Company recorded gains of approximately $3.8 million and $770,000 from the sale of leased tractors.

         Depreciation and amortization expense was 5.3% of operating revenue for the years ended December 31, 1998 and 1997. During the year ended December 31, 1998 the Company recorded gains on the sale of revenue equipment of approximately $6.1 million compared with approximately $3.6 million in 1997. Exclusive of gains, which reduced depreciation and amortization expense, the percentage of depreciation and amortization to operating revenue in 1998 and 1997 was 6.0% and 5.8%, respectively.

         Insurance and claims expense represented 2.8% and 3.2% of operating revenue in the years ended December 31,1998 and 1997, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

         Interest expense increased to $6.3 million in 1998 from $4.6 million in 1997. This increase was due to increased borrowings under the Company's line of credit.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Operating revenue increased $151.3 million, or 26.9%, to $713.6 million for the year ended December 31, 1997 from $562.3 million for the previous year. The increase in operating revenue is due primarily to the expansion of the Company's total fleet to 5,878 tractors at December 31, 1997 from 4,831 at December 31, 1996, an increase of 1,047 tractors. The acquisition of tractors from certain lessors of DTI in April 1997 accounted for 565 of this increase in tractors. The Company's freight rates increased by approximately 1% in 1997.

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

         Insurance and claims expense represented 3.2% and 3.6% of operating revenue in the year ended December 31, 1997 and 1996, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

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

         Net cash provided by operating activities was $114.9 million for the year ended December 31, 1998 compared to $75.9 million for 1997. The increase is primarily attributable to an increase in net earnings and an increase in accounts payable, accrued liabilities and claims accruals offset by an increase in accounts receivable.

         Prepaid expenses increased by $10.1 million from December 31, 1997 to December 31, 1998. The increase is primarily due to the payment of 1999 license fees in December 1998.

         Net cash used in investing activities increased to $171.4 million for the year ended December 31, 1998 from $104.0 million for 1997. The increase is due primarily to an increase in capital expenditures offset by increased proceeds from the sale of property and equipment. Cash expended for investment activities also includes $3.7 million expended for the purchase of certain assets of DTI in 1997.

         As of December 31, 1998, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $247 million. The Company has the option to cancel such commitments upon 60 days notice. The Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

         During  the  year  ended  December  31,  1998,  the  Company   incurred
approximately $29 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

         The Company anticipates that it will expend approximately $51 million in 1999 for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

         The funding for capital expenditures has been and will be from a combination of cash provided by operating activities, amounts available under the Company's $170 million line of credit, lease and debt financing and equity offerings. The availability of capital for revenue equipment and other capital expenditures will be affected by prevailing market conditions and the Company's financial condition and results of operations.

         Net cash provided by financing activities was $57.3 million in 1998 compared to $32.6 million in 1997. The increase in cash provided by financing activities is primarily due to an increase in borrowings under the line of credit offset by treasury stock purchases.

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

         ACQUISITIONS. The growth of the Company has been, and will continue to be, dependent in part upon the acquisition of trucking companies throughout the United States. To date, the Company has been successful in identifying trucking companies to acquire and in integrating such companies' operations into the Company's operations. The Company may face competition from transportation companies or other third parties for acquisition opportunities that become available. There can be no assurance that the Company will identify acquisition candidates that will result in successful combinations in the future. Any future acquisitions by the Company may result in the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, which could adversely affect the Company's profitability, or could involve the potentially dilutive issuance of additional equity securities. In addition, acquisitions involve numerous risks, including difficulties in assimilation of the acquired company's operations particularly in the period immediately following the consummation of such transactions, the diversion of the attention of the Company's management from other business, and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a material adverse effect on the Company's business and operating results.

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

         REGULATION. The Company is regulated by the United States Department of Transportation. This regulatory authority exercises broad powers, generally governing activities such as authorization to engage in motor carrier operations, safety, financial reporting, and certain mergers, consolidations and acquisitions. In addition, the Company's operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks. If the Company should be involved in a spill or other accident involving hazardous substances or if the Company were found to be in violation of applicable laws or regulations, it could have a material adverse effect on the Company's business and operating results.

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

         DEPENDENCE ON KEY CUSTOMERS. A significant portion of the Company's revenue is generated from key customers. During 1998, the Company's top 25, 10 and 5 customers accounted for 46%, 33% and 22% of revenues, respectively. The Company does not have long-term contractual relationships with many of its key customers, and there can be no assurance that the Company's relationships with its key customers will continue as presently in effect. A reduction in or termination of the Company's services by a key customer could have a material adverse effect on the Company's business and operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has interest rate exposure arising from the Company's line of credit which has a variable interest rate. This variable interest rate is impacted by changes in short-term interest rates. The Company manages interest rate exposure through its conservative debt ratio target and its mix of fixed and variable rate debt and lease financing. At December 31, 1998, the fair value of the Company's long-term debt approximated carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Consolidated Financial Statements of the Company as of December 31, 1998 and for each of the years in the three-year period ended December 31, 1998, together with related notes and the report of KPMG LLP, independent auditors, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 14 of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT


THE BOARD OF DIRECTORS AND STOCKHOLDERS
SWIFT TRANSPORTATION CO., INC.:


         We have audited the accompanying consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Co., Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



                                            KPMG LLP

Phoenix, Arizona
February 12, 1999, except as to Note 18
which is as of March 15, 1999

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                DECEMBER 31,
                                                           ---------------------
                         ASSETS                              1998         1997
                                                             ----         ----
Current assets:
 Cash ...............................................      $  6,530     $  5,726
 Accounts receivable, net ...........................       118,555       92,587
 Equipment sales receivables ........................         5,262        3,284
 Inventories and supplies ...........................         4,866        4,509
 Prepaid taxes, licenses and insurance ..............        15,228        5,090
 Assets held for sale ...............................         5,468        5,468
 Deferred income taxes ..............................         4,010        5,280
                                                           --------     --------
    Total current assets ............................       159,919      121,944
                                                           --------     --------
Property and equipment, at cost:
 Revenue and service equipment ......................       487,928      366,223
 Land ...............................................         8,409        7,520
 Facilities and improvements ........................        85,919       62,760
 Furniture and office equipment .....................        15,566       13,949
                                                           --------     --------
    Total property and equipment ....................       597,822      450,452
Less accumulated depreciation and amortization .......      131,045      111,917
                                                           --------     --------
    Net property and equipment .......................      466,777      338,535
Other assets .........................................        1,770        1,976
Goodwill .............................................        7,817        8,679
                                                           --------     --------
                                                           $636,283     $471,134
                                                           ========     ========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                DECEMBER 31,
                                                           ---------------------
           LIABILITIES AND STOCKHOLDERS' EQUITY              1998         1997
                                                             ----         ----
Current liabilities:
 Accounts payable ....................................     $ 27,100     $ 14,469
 Accrued liabilities .................................       27,273       20,177
 Current portion of claims accruals ..................       23,788       16,281
 Current portion of long-term debt ...................          710        6,849
                                                           --------     --------
      Total current liabilities ......................       78,871       57,776
                                                           --------     --------
Borrowings under revolving line of credit ............      128,000       56,500
Long-term debt, less current portion .................       15,208       16,920
Claims accruals, less current portion ................       28,091       21,343
Deferred income taxes ................................       58,760       44,420

Stockholders' equity:
 Preferred stock, par value $.001 per share
   Authorized 1,000,000 shares; none issued
 Common stock, par value $.001 per share
 Authorized 75,000,000 shares; issued
 65,044,275 and 64,190,335 shares in 1998
 and 1997, respectively ..............................           65           64
 Additional paid-in capital ..........................      123,386      116,120
 Retained earnings ...................................      216,918      161,407
                                                           --------     --------
                                                            340,369      277,591
 Less treasury stock, at cost (1,323,075 and
   496,575 shares at December 31, 1998 and
   1997, respectively) ...............................       13,016        3,416
                                                           --------     --------
      Total stockholders' equity .....................      327,353      274,175
                                                           --------     --------
Commitments, contingencies and subsequent events
                                                           $636,283     $471,134
                                                           ========     ========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                  YEARS ENDED DECEMBER 31,
                                               ---------------------------------
                                                 1998        1997        1996
                                                 ----        ----        ----

Operating revenue ..........................   $873,433    $713,638    $562,259
                                               --------    --------    --------
Operating expenses:
 Salaries, wages and employee benefits......    318,992     246,231     192,572
 Operating supplies and expenses ...........     79,556      63,622      52,362
 Fuel ......................................     93,023      91,257      77,063
 Purchased transportation ..................    135,453      96,107      72,040
 Rental expense ............................     41,447      46,545      32,599
 Insurance and claims ......................     24,094      23,161      20,358
 Depreciation and amortization .............     46,033      37,849      33,883
 Communications and utilities ..............     11,433      10,695       8,219
 Operating taxes and licenses ..............     24,710      24,132      19,584
                                               --------    --------    --------
     Total operating expenses ..............    774,741     639,599     508,680
                                               --------    --------    --------
     Operating income ......................     98,692      74,039      53,579
                                               --------    --------    --------
Other (income) expenses:
 Interest expense ..........................      6,277       4,647       7,106
 Interest income ...........................       (269)       (183)       (107)
 Other .....................................       (622)       (419)       (632)
                                               --------    --------    --------
     Other (income) expenses, net ..........      5,386       4,045       6,367
                                               --------    --------    --------
     Earnings before income taxes ..........     93,306      69,994      47,212
 Income taxes ..............................     37,795      28,350      19,790
                                               --------    --------    --------
     Net earnings ..........................   $ 55,511    $ 41,644    $ 27,422
                                               ========    ========    ========
Basic earnings per share ...................   $    .87    $    .66    $    .49
                                               ========    ========    ========
Diluted earnings per share .................   $    .85    $    .64    $    .47
                                               ========    ========    ========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK     ADDITIONAL                          TOTAL
                                            ------------------   PAID-IN   RETAINED    TREASURY  STOCKHOLDERS'
                                            SHARES   PAR VALUE   CAPITAL   EARNINGS     STOCK      EQUITY
                                            ------   ---------   -------   --------     -----      ------
Balance, January 1, 1996 ...............  55,974,451   $ 56     $ 45,854   $ 92,341   $ (3,416)   $134,835
Issuance of common stock under
 stock option and employee stock
 purchase plans ........................     657,338               1,676                             1,676
Issuance of common stock upon
 public offering, net of issuance
 costs of $300 .........................   6,468,750      7       59,407                            59,414
Issuance of common stock for
 Navajo Shippers acquisition ...........     202,500               1,918                             1,918
Income tax benefit arising from
 the exercise of stock options .........                           1,330                             1,330
Amortization of deferred
 compensation  .........................                              71                                71
Net earnings ...........................                                     27,422                 27,422
                                          ----------   ----     --------   --------   --------    --------
Balance, December 31, 1996 .............  63,303,039     63      110,256    119,763     (3,416)    226,666
Issuance of common stock under
 stock option and employee stock
 purchase plans ........................     887,296      1        2,963                             2,964
Income tax benefit arising from the
  exercise of stock options ............                           2,765                             2,765
Amortization of deferred
 compensation  .........................                             136                               136
Net earnings ...........................                                     41,644                 41,644
                                          ----------   ----     --------   --------   --------    --------
Balance, December 31, 1997 .............  64,190,335     64      116,120    161,407     (3,416)    274,175

Issuance of common stock under
 stock option and employee stock
 purchase plans ........................     853,940      1        3,726                             3,727
Income tax benefit arising from
 the exercise of stock options .........                           3,349                             3,349
Amortization of deferred
 compensation  .........................                             212                               212
Payment of stock split fractional
 share ................................                              (21)                              (21)
Purchase of 826,500 shares of
 treasury stock ........................                                                (9,600)     (9,600)
Net earnings ...........................                                     55,511                 55,511
                                          ----------   ----     --------   --------   --------    --------
Balance, December 31, 1998 .............  65,044,275   $ 65     $123,386   $216,918   $(13,016)   $327,353
                                          ==========   ====     ========   ========   ========    ========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                    YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1998        1997        1996
                                                 ----        ----        ----
Cash flows from operating activities:
 Net earnings ............................... $  55,511   $  41,644   $  27,422
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization .............    42,568      37,104      33,883
  Deferred income taxes .....................    15,610       4,830       3,510
  Income tax benefit arising from the
   exercise of stock options ................     3,349       2,765       1,330
  Provision for losses on accounts
   receivable................................     1,110         240         616
  Amortization of deferred compensation .....       212         136          71
  Change in assets and liabilities (net of
   effects of acquisitions in 1997 and 1996):
   Increase in accounts receivable ..........   (27,056)    (14,890)    (22,637)
   Increase in inventories and supplies .....      (357)       (512)       (774)
   Decrease (increase) in prepaid expenses
    and other current assets ................   (10,138)     (1,636)      1,912
   Decrease (increase) in other assets ......        78        (720)        416
   Increase in accounts payable, accrued
    liabilities and claims accruals .........    33,982       6,932      13,035
                                              ---------   ---------   ---------
      Net cash provided by operating
       activities ...........................   114,869      75,893      58,784
                                              ---------   ---------   ---------
Cash flows from investing activities:
 Proceeds from sale of property and
  equipment .................................    63,233      30,680      36,692
 Capital expenditures .......................  (238,002)   (131,310)   (111,820)
 Payments received on equipment sales
  receivables................................     3,407         389         106
 Business acquisitions ......................                (3,749)     (5,148)
                                              ---------   ---------   ---------
      Net cash used in investing
       activities ...........................  (171,362)   (103,990)    (80,170)
                                              ---------   ---------   ---------
Cash flows from financing activities:
 Repayments of long-term debt ...............    (8,287)    (10,332)    (60,897)
 Proceeds from issuance of long-term debt ...                            15,026
 Increase in borrowings under
    revolving line of credit ................    71,500      40,000       4,750
 Payment of stock split fractional shares ...       (21)
 Proceeds from sale of common stock,
    net of issuance costs ...................     3,705       2,945      61,090
 Purchase of treasury stock .................    (9,600)
                                              ---------   ---------   ---------
      Net cash provided by financing
       activities ...........................    57,297      32,613      19,969
                                              ---------   ---------   ---------
Net increase (decrease) in cash .............       804       4,516      (1,417)
Cash at beginning of year ...................     5,726       1,210       2,627
                                              ---------   ---------   ---------
Cash at end of year ......................... $   6,530   $   5,726   $   1,210
                                              =========   =========   =========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)


                                                      YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                     1998        1997       1996
                                                     ----        ----       ----
Supplemental disclosure of cash flow
 information:
 Cash paid during the year for:
  Interest .....................................   $ 5,842    $ 4,568   $ 7,112
                                                   =======    =======   =======
  Income taxes .................................   $27,404    $23,059   $14,163
                                                   =======    =======   =======

Supplemental schedule of noncash investing
 and financing activities:
  Equipment sales receivables ..................   $ 5,385    $ 3,284   $   362
                                                   =======    =======   =======
  Direct financing for purchase of equipment ...   $   436
                                                   =======
During 1997 and 1996, in connection with
 business acquisitions, assets were acquired
 and liabilities were incurred as follows:
  Current assets ...............................              $   180   $   222
  Property and equipment .......................                2,554     5,644
  Intangibles ..................................                1,015     1,200
  Issuance of common stock .....................                         (1,918)
                                                              -------   -------
  Cash paid ....................................              $ 3,749   $ 5,148
                                                              =======   =======

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


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

PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Gains and losses from the sale of revenue equipment are included as a component of depreciation expense. Net gains in 1998, 1997 and 1996 were $6,105,000, $3,626,000 and $2,185,000, respectively.

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

         For the years ended December 31, 1998, 1997 and 1996, the Company capitalized interest related to self-constructed assets totaling $894,000, $586,000 and $428,000, respectively.

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

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

GOODWILL

         Goodwill represents the excess of purchase price over fair value of net assets acquired. Such goodwill is being amortized on the straight-line method over periods ranging from 15 to 20 years. Accumulated amortization was $3,762,000 and $2,901,000 at December 31, 1998 and 1997, respectively. The
Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other long lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in determining whether the asset is impaired.

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

EARNINGS PER SHARE

         Basic earnings per share is computed using the weighted average number of common shares outstanding during each period (64,005,000, 63,363,000 and 56,151,000 for 1998, 1997, and 1996, respectively). Diluted earnings per common share includes the impact of stock options assumed to be exercised using the treasury stock method. The denominator for diluted earnings per share is greater than the denominator used in the basic earnings per share by 1,245,000, 1,413,000, and 1,603,000 shares in 1998, 1997, and 1996, respectively. The numerator is the same for both basic and diluted earnings per share.

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

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY

         The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards for which the required implementation date has not yet become effective. None of these accounting standards are expected to have a material impact on the Company's consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(2) ACCOUNTS RECEIVABLE

         Accounts receivable consists of:

                                                                DECEMBER 31,
                                                           -------------------
                                                             1998       1997
                                                             ----       ----
                                                             (IN THOUSANDS)
             Trade customers ........................      $112,290   $ 88,373
             Equipment manufacturers ................         1,050      2,657
             Income tax receivable ..................         3,645
             Other ..................................         2,686      1,848
                                                           --------   --------
                                                            119,671     92,878
             Less allowance for doubtful accounts ...         1,116        291
                                                           --------   --------
                                                           $118,555   $ 92,587
                                                           ========   ========


         The schedule of allowance for doubtful accounts is as follows:

                                       BEGINNING                        ENDING
                                        BALANCE  ADDITIONS  DEDUCTIONS  BALANCE
                                        -------  ---------  ----------  -------
                                                     (IN THOUSANDS)
             Year ended December 31:
             1998 ...................   $  291     $1,110     $ (285)    $1,116
                                        ======     ======     ======     ======
             1997 ...................   $  553     $  240     $ (502)    $  291
                                        ======     ======     ======     ======
             1996 ...................   $  927     $  616     $ (990)    $  553
                                        ======     ======     ======     ======

(3) ASSETS HELD FOR SALE

         Assets held for sale consist of land, land improvements, building and equipment related to the Company's former corporate headquarters and terminal located in Phoenix, Arizona and is stated at the lower of depreciated cost or fair value less costs to sell.

(4) ACCRUED LIABILITIES

         Accrued liabilities consists of:

                                                           DECEMBER 31,
                                                      ---------------------
                                                        1998          1997
                                                        ----          ----
                                                          (IN THOUSANDS)

             Employee compensation ............       $16,741       $12,400
             Fuel and mileage taxes ...........         3,789         2,662
             Income taxes payable .............                       1,575
             Other ............................         6,743         3,540
                                                      -------       -------
                                                      $27,273       $20,177
                                                      =======       =======

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(5) BORROWINGS UNDER REVOLVING LINE OF CREDIT

         The Company has a $170 million unsecured revolving line of credit (the line of credit) under an agreement with six major banks (the Credit Agreement) which matures on January 16, 2003. Interest on outstanding borrowings is based upon one of two options which the Company selects at the time of borrowing: the bank's prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins, as defined in the Credit Agreement. The unused portion of the line of credit is subject to a commitment fee.

         The Credit Agreement requires the Company to meet certain covenants with respect to debt to equity and debt coverage ratios. The Credit Agreement also requires the Company to maintain unencumbered assets of not less than 120% of unsecured indebtedness (as defined).

         The Credit Agreement includes financing for letters of credit. The Company has outstanding letters of credit primarily for workers' compensation and liability self-insurance purposes totaling $14 million at December 31, 1998.

(6) LONG-TERM DEBT

         Long-term debt consists of the following:
                                                                 DECEMBER 31,
                                                              -----------------
                                                                1998      1997
                                                                ----      ----
                                                                (IN THOUSANDS)
Notes payable to commercial lending institutions
with varying payments through the year 2001:
  Fixed interest rates ranging from 2.8% to 7.3% ..........   $   918   $ 2,206
  Floating interest rate based on LIBOR plus .45%
   to .625% (effective rates ranging from 6.2% to
   6.32% at December 31, 1997) ............................               6,563
Note payable to insurance company bearing interest at
  6.78% payable monthly with principal payments of
  $3,000,000 due in 2002 through 2006 secured by
  deed of trust on Phoenix facilities. Covenant
  requirements include minimum debt to equity and
  debt coverage ratios and tangible net worth. The
  covenants include limitations on dividends and
  treasury stock purchases ................................    15,000    15,000
                                                              -------   -------
          Total long-term debt ............................    15,918    23,769
Less current portion ......................................       710     6,849
                                                              -------   -------
Long-term debt, less current portion ......................   $15,208   $16,920
                                                              =======   =======

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

         The aggregate annual maturities of long-term debt exclusive of amounts due under the revolving line of credit (see note 5) as of December 31, 1998 are as follows:

         YEAR ENDING
         DECEMBER 31                                       (IN THOUSANDS)
         -----------                                        ------------
         1999...........................................     $      710
         2000...........................................            150
         2001...........................................             58
         2002...........................................          3,000
         2003...........................................          3,000
         Thereafter.....................................          9,000
                                                             ----------
                                                             $   15,918
                                                             ==========
(7) COMMITMENTS

LEASES

         The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 1998, the future minimum lease payments under noncancelable operating leases are as follows:

         YEAR ENDING                                        REVENUE
         DECEMBER 31,                         EQUIPMENT    FACILITIES     TOTAL
         ------------                         ---------    ----------     -----
                                                        (IN THOUSANDS)
         1999 ...........................      $33,574      $   848      $34,422
         2000 ...........................       19,933          484       20,417
         2001 ...........................       11,557          266       11,823
         2002 ...........................        1,324          163        1,487
         2003 ...........................                        18           18
         Thereafter .....................                       296          296
                                               -------      -------      -------
         Total minimum lease payments ...      $66,388      $ 2,075      $68,463
                                               =======      =======      =======

         The revenue equipment leases generally include purchase options exercisable at the completion of the lease. The Company recorded gains of approximately $3.8 million, $770,000, and $3.3 million from the sale of leased tractors in 1998, 1997, and 1996, respectively.

PURCHASE COMMITMENTS

         The Company had commitments outstanding to acquire revenue equipment for approximately $247 million at December 31, 1998. These purchases are expected to be financed by operating leases, debt, proceeds from sales of existing equipment and cash flows from operations. The Company has the option to cancel such commitments with 60 days notice.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(8) STOCKHOLDERS' EQUITY

         On March 12,1998, the Company completed a three-for-two stock split effected in the form of a dividend of one share of common stock for every two shares of common stock outstanding. All share and per share amounts retroactively reflect the effect of this split for all periods presented in the consolidated financial statements.

         The Company purchased 826,500 shares of its common stock during 1998 for a total cost of $9.6 million. These shares are being held as treasury stock and may be used for issuances under the Company's employee stock option and purchase plans or for other general corporate purposes.

STOCK COMPENSATION PLANS

         At December 31, 1998, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan. The compensation cost that has been charged against income for its Fixed Stock Option Plans was $212,000, $136,000 and $71,000 for 1998, 1997 and 1996,
respectively.

         Had compensation cost for the Company's three stock-based compensation plans been determined consistent with FASB Statement No. 123 ("SFAS No. 123"), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                1998      1997      1996
                                                ----      ----      ----
Net earnings ...................  As Reported  $55,511   $41,644   $27,422
                                               =======   =======   =======
                                  Pro forma    $54,755   $41,147   $27,154
                                               =======   =======   =======
Basic earnings per share .......  As Reported  $   .87   $   .66   $   .49
                                               =======   =======   =======
                                  Pro forma    $   .86   $   .65   $   .48
                                               =======   =======   =======
Diluted earnings per share .....  As Reported  $   .85   $   .64   $   .47
                                               =======   =======   =======
                                  Pro forma    $   .84   $   .64   $   .47
                                               =======   =======   =======

         Pro forma net earnings reflect only options granted in 1995 through 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 9 years and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

FIXED STOCK OPTION PLANS

         The Company has two fixed stock option plans. Under the 1990 Employee Stock Option Plan, the Company may grant options to employees for up to 6.3 million shares of common stock. Under the 1994 Non-Employee Directors Plan, the Company may grant options to non-employee directors for up to 135,000 shares of common stock. Under both plans, the exercise price of each option equals 85 percent of the market price of the Company's stock on the date of the grant, and an option's maximum term is ten years. Options under the Employee Stock Option Plan generally vest 20 percent after five years and 20 percent each succeeding year. Options under the Non-Employee Directors Plan vest on the grant date.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 through 1998:

                                                1998     1997      1996
                                                ----     ----      ----
   Dividend yield ............................    0%       0%        0%
   Expected volatility .......................   45%      35%     46.5%
   Risk free interest rate ...................    5%       6%      6.5%
   Expected lives (days after vesting date)...   51       36        42

         A summary of the status of the Company's two fixed stock option plans as of December 31, 1998, 1997 and 1996, and changes during the years then ended on those dates is presented below:

                                              1998                   1997                1996
                                     ---------------------   ------------------   -------------------
                                                 WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                 AVERAGE               AVERAGE               AVERAGE
                                                 EXERCISE              EXERCISE              EXERCISE
                                       SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                       ------     -----      ------     -----      ------     -----
Outstanding at beginning of year ...  3,681,360   $ 5.27    3,673,800   $ 2.91    4,169,362   $ 2.67
Granted ............................    812,400   $10.15    1,006,312   $10.19      112,500   $ 7.35
Exercised ..........................   (615,262)  $ 1.55     (691,852)  $ 1.37     (501,075)  $ 1.41
Forfeited ..........................    (52,673)  $ 9.82     (306,900)  $ 1.93     (106,987)  $ 5.32
                                     ----------            ----------            ----------
Outstanding at end of year .........  3,825,825   $ 6.84    3,681,360   $ 5.27    3,673,800   $ 2.91
                                     ==========            ==========            ==========

Options exercisable at year-end ....    164,025               177,075               182,925
                                     ==========            ==========            ==========
Weighted-average fair value of
 options granted during the year ... $     7.71            $     7.24            $     8.41
                                     ==========            ==========            ==========

         The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                        OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                     ------------------------             ----------------------
                                   WEIGHTED-
                        NUMBER      AVERAGE    WEIGHTED-     NUMBER    WEIGHTED-
                     OUTSTANDING   REMAINING    AVERAGE   EXERCISABLE   AVERAGE
                          AT      CONTRACTUAL  EXERCISE        AT      EXERCISE
                       12/31/98       LIFE       PRICE      12/31/98     PRICE
                       --------       ----       -----      --------     -----
$1.24 to $3.15 ......   976,537       2.69      $ 1.87       152,025    $ 2.20
$4.87 to $5.62 ......   771,413       5.87      $ 5.19
$6.28 to $10.01 ..... 1,074,600       7.73      $ 9.37         4,500    $ 6.63
$10.02 ..............   765,900       9.75      $10.02
$10.39 to $12.61 ....   237,375       8.65      $10.96         7,500    $12.35
                      ---------                              -------
                      3,825,825       6.53      $ 6.84       164,025    $ 2.79
                      =========                              =======

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

EMPLOYEE STOCK PURCHASE PLAN

         Under the 1994 Employee Stock Purchase Plan, the Company is authorized to issue up to 4.5 million shares of common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Each employee is restricted to purchasing during each period a maximum of $12,500 of stock determined by using the beginning-of-period price. Under the Plan, the Company issued 240,135, 195,750 and 153,411 shares to 1,351, 1,143 and 482 employees in 1998, 1997 and 1996, respectively. Compensation cost is calculated as the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

                                        1998     1997       1996
                                        ----     ----       ----
         Dividend yield ............      0%       0%         0%
         Expected volatility .......     45%      35%      46.5%
         Risk free interest rate....    4.5%       5%         5%

         The weighted-average fair value of those purchase rights granted in 1998, 1997 and 1996 was $3.98, $3.09 and $2.53 respectively.

(9) INCOME TAXES

         Income tax expense consists of:

                                    1998       1997       1996
                                    ----       ----       ----
                                         (IN THOUSANDS)
         Current expense:
              Federal ........    $20,445    $19,395    $13,610
              State ..........      3,494      4,125      2,670
                                  -------    -------    -------
                                   23,939     23,520     16,280
                                  -------    -------    -------
         Deferred expense:
              Federal ........     11,435      4,242      2,980
              State ..........      2,421        588        530
                                  -------    -------    -------
                                   13,856      4,830      3,510
                                  -------    -------    -------
                                  $37,795    $28,350    $19,790
                                  =======    =======    =======

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

         The Company's effective tax rate was 40.5%, 40.5% and 42% in 1998, 1997 and 1996, respectively. The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                     ---------------------------
                                                       1998      1997      1996
                                                       ----      ----      ----
                                                            (IN THOUSANDS)
    Computed "expected" tax expense ..............   $32,657   $24,498   $16,524
    Increase in income taxes resulting from:
     State income taxes, net of federal
      income tax benefit .........................     4,185     3,002     2,080
     Other, net ..................................       953       850     1,186
                                                     -------   -------   -------
                                                     $37,795   $28,350   $19,790
                                                     =======   =======   =======

         The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                DECEMBER 31,
                                                            -------------------
                                                              1998       1997
                                                              ----       ----
                                                               (IN THOUSANDS)
    Deferred tax assets:
     Claims accruals ..................................     $ 20,480   $ 14,790
     Accounts receivable due to allowance for
      doubtful accounts................................          440        110
     Other ............................................          160        100
                                                            --------   --------
         Total deferred tax assets ....................       21,080     15,000
                                                            --------   --------
    Deferred tax liabilities:
     Property and equipment, principally due to
      differences in depreciation .....................      (70,010)   (52,140)
     Prepaid taxes, licenses and permits deducted
      for tax purposes ................................       (5,820)    (2,000)
                                                            --------   --------
         Total deferred tax liabilities ...............      (75,830)   (54,140)
                                                            --------   --------
         Net deferred tax liability ...................     $(54,750)  $(39,140)
                                                            ========   ========

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

         These amounts are presented in the accompanying consolidated balance sheets as follows:

                                                       DECEMBER 31,
                                                  ---------------------
                                                    1998         1997
                                                    ----         ----
                                                     (IN THOUSANDS)

         Current deferred tax asset ..........    $  4,010     $  5,280
         Noncurrent deferred tax liability....     (58,760)     (44,420)
                                                  --------     --------
         Net deferred tax liability ..........    $(54,750)    $(39,140)
                                                  ========     ========

(10) CLAIMS ACCRUALS

         The Company's insurance program for liability, workers' compensation, physical damage and cargo damage involves self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate.

         Claims accruals represent accruals for the uninsured portion of pending claims at December 31, 1998 and 1997. The current portion reflects the amounts of claims expected to be paid in the following year. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company's past claims experience. Claims accruals also include accrued medical expenses under the Company's group medical insurance program.

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

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

LIMITATIONS

         Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 1998, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

(12) EMPLOYEE BENEFIT PLANS

         The Company maintains a 401(k) profit sharing plan for all employees who are 19 years of age or older and have completed one year of service. The Plan provides for a mandatory matching contribution equal to the amount of the employee's salary reduction, but not to exceed 1% of the employee's compensation. Also, the plan provides for a discretionary contribution not to exceed 4% of the employee's compensation, limited to the amount permitted under the Internal Revenue Code as deductible expenses. The Company may also make voluntary profit sharing contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's contribution totaled approximately $7.1 million, $4.2 million and $2.9 million for 1998, 1997 and 1996, respectively.

(13) RELATED PARTY TRANSACTIONS

         The Company leases various properties from entities owned by the principal stockholder. Rents paid under these leases totaled $135,000, $700,000 and $1.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         The Company provided transportation services to entities owned by its principal stockholder. For the years ended December 31, 1998, 1997 and 1996, the Company recognized $831,000, $318,000 and $213,000, respectively, in operating revenue from these entities. At December 31, 1998, $341,000 was owed to the Company for these services.

         A company owned by the Company's principal stockholder leases tractors to some of the Company's owner operators. In connection with this program in 1998, 1997 and 1996, the Company acquired new tractors and sold them to this entity for $22.1 million, $22.8 million and $13.2 million, respectively, and recognized fee income of $1.3 million, $1.4 million and $855,000, respectively. During 1998, 1997, and 1996, the Company also sold used revenue equipment to this entity totaling $320,000, $238,000 and $700,000 respectively, and recognized gains of $69,000 in 1998, $36,000 in 1997 and $114,000 in 1996.

         A Company owned by the principal stockholder provides aircraft services to the Company. Payments for such services totaled $429,000, $590,000 and $450,000 for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998, $141,000 was owed to this entity for such services.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

         During 1997 and 1996, the Company purchased parts and maintenance services from an entity owned by one of the Company's outside directors totaling $3,217,000 and $2,379,000, respectively. This entity was sold to an unrelated party on January 1, 1998.

         The Company's principal stockholder acquired a significant ownership interest in a less than truckload carrier during 1997. The Company provides transportation services to this carrier and recognized $5.3 million and $1.5 million in operating revenue in 1998 and 1997, respectively. At December 31, 1998, $401,000 was owed to the Company for these services. In addition, the Company sold used equipment to the carrier for $261,000 in 1998 and paid $227,000 and $80,000 to the carrier for facilities rental in 1998 and 1997, respectively.

         The Company's principal stockholder owns an entity with a fleet of approximately 200 tractors which operates as a fleet operator for the Company. During 1998 and 1997, the Company paid $17.2 million and $5.3 million to this fleet operator for purchased transportation services. At December 31, 1998, $326,000 was owed for these purchased transportation services. Also, the Company was paid $267,000 and $264,000 by this fleet operator and paid $450,000 and $117,000 to this fleet operator for various services including training and repairs in 1998 and 1997, respectively. At December 31, 1998, $32,000 was owed to the Company and nothing was owed by the Company for these services.

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

         On September 12, 1996, the Company acquired substantially all of the operating assets utilized in the dry freight van division of Navajo Shippers, Inc. and two of its wholly-owned subsidiaries, Digby Leasing and Digby-Ringsby Truck Lines, Inc. (collectively, "Navajo Shippers"). The acquisition was accounted for as a purchase and the results of operations of Navajo Shippers have been included in the consolidated financial statements beginning on September 12, 1996. The Company acquired 287 tractors and 417 trailers and related on-board communication equipment. The Company assumed Navajo Shipper's position on operating leases for 257 tractors and acquired 30 owner operators. Total consideration for the assets purchased and goodwill was $7,066,000 consisting of cash of $5,148,000 and 202,500 shares of the Company's common stock valued at $1,918,000. The Company paid the sellers approximately $1.2 million for commissions on revenues generated by the Company in the 12 months following the date of acquisition. The excess of cost over net book value has been accounted for as goodwill. Goodwill is being amortized on a straight-line basis over 15 years.

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

(17) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                       FIRST    SECOND      THIRD     FOURTH
                                      QUARTER   QUARTER    QUARTER    QUARTER
                                      -------   -------    -------    -------
                                          (IN THOUSANDS, EXCEPT SHARE DATA)
    YEAR ENDED DECEMBER 31, 1998
    Operating revenue .............. $191,608   $215,832   $227,184   $238,809
    Operating income ...............   16,936     25,086     27,309     29,361
    Net earnings ...................    9,412     14,036     15,644     16,419
    Basic earnings per share .......      .15        .22        .24        .26
    Diluted earnings per share .....      .14        .21        .24        .25

    YEAR ENDED DECEMBER 31, 1997
    Operating revenue .............. $156,074   $180,855   $188,071   $188,640
    Operating income ...............   11,123     18,979     22,829     21,138
    Net earnings ...................    6,231     10,556     12,882     12,005
    Basic earnings per share .......      .10        .17        .20        .19
    Diluted earnings per share .....      .10        .16        .20        .18

(18) SUBSEQUENT EVENT

         On March 15, 1999, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and payable on April 10, 1999 to the stockholders of record at the close of business on March 31, 1999. All share amounts, share prices and earnings per share have been retroactively adjusted to reflect this 3-for-2 stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has never filed a Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure, or otherwise.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to continuing directors and nominees of the Company is set forth under the captions "Information Concerning Directors, Nominees and Officers," "Meetings of the Board of Directors and its Committees," and "Director Compensation" in the Registrant's Notice and Proxy Statement relating to its 1999 Annual Meeting of Stockholders ("the 1999 Notice and Proxy Statement") to be held on May 20, 1999 incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Registrant's 1999 Notice and Proxy Statement is not being filed as a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to executive compensation is set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Meetings and Compensation" and "Employment Agreements" in the 1999 Notice and Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" contained in the 1999 Notice and Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information with respect to security ownership of certain beneficial owners and management is included under the caption "Security Ownership of Principal Stockholders and Management" in the 1999 Notice and Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to certain relationships and transactions of management is set forth under the caption "Certain Transactions and Relationships" and "Compensation Committee Interlocks and Insider Participation" in the 1999 Notice and Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  Financial Statements and Schedules.

          (i)  Financial Statements                                 PAGE OR
                                                                METHOD OF FILING
                                                                ----------------
            (1)  Report of KPMG LLP                                  Page 22

            (2)  Consolidated  Financial  Statements  and            Page 23
                 Notes    to    Consolidated    Financial
                 Statements  of  the  Company,  including
                 Consolidated   Balance   Sheets   as  of
                 December  31,  1998 and 1997 and related
                 Consolidated   Statements  of  Earnings,
                 Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 1998

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

     (b)  Reports on Form 8-K

          None

     (c)  Exhibits.

EXHIBIT                                                  PAGE OR
NUMBER           DESCRIPTION                         METHOD OF FILING
------           -----------                         ----------------
3.1     Articles of Incorporation of        Incorporated by reference to Exhibit
        the Company                         3.1  of  the   Company's   Form  S-3
                                            Registration  Statement No. 33-66034
                                            ("S-3 #33-66034")

3.2     Bylaws of the Company               Incorporated by reference to Exhibit
                                            3.2 of S-3 #33-66034

4       Specimen  of  Common   Stock        Incorporated by reference to Exhibit
        Certificate                         4 of the Company's  Annual Report on
                                            Form   10-K  for  the   year   ended
                                            December  31,  1992 (the  "1992 Form
                                            10-K")

10.1    Lease   Agreement    between        Incorporated by reference to Exhibit
        Jerry and  Vickie  Moyes and        10-E(1)  of the  Company's  Form S-1
        the   Company   relating  to        Registration Statement No. #33-34983
        Stockton,         California        ("S-1 #33-34983")
        property,  dated  April  10,
        1990

EXHIBIT                                                     PAGE OR
NUMBER           DESCRIPTION                            METHOD OF FILING
------           -----------                            ----------------
10.4.1  Asset   Purchase   Agreement        Incorporated by reference to Exhibit
        dated  June 17,  1994 by and        1 of the Company's Current Report on
        among  Swift  Transportation        Form 8-K dated  October 6, 1994 (the
        Co.,    Inc.,    a    Nevada        "10/6/94 8-K")
        corporation;           Swift
        Transportation Co., Inc., an
        Arizona  corporation;   Mark
        VII,    Inc.,   a   Missouri
        corporation;  MNX  Carriers,
        Inc.,       a       Delaware
        corporation;             and
        Missouri-Nebraska   Express,
        Inc., an Iowa corporation

10.4.2  Amendment   No.   1,   dated        Incorporated by reference to Exhibit
        September  30, 1994,  to the        2 of the 10/6/94 8-K
        Asset Purchase Agreement

10.5    Stock   Option   Plan,    as        Incorporated by Reference to Exhibit
        amended through November 18,        10.7 of the Company's  Annual Report
        1994*                               on  Form  10-K  for the  year  ended
                                            December  31,  1994 (the  "1994 Form
                                            10- K")

10.6    Non-Employee Directors Stock        Incorporated by reference to Exhibit
        Option   Plan,   as  amended        10.8 of the 1994 Form 10-K
        through November 18, 1994*

10.7    Employee    Stock   Purchase        Incorporated by reference to Exhibit
        Plan,  as  amended   through        10.9 of the 1994 Form 10-K
        November 18, 1994*

10.8    Swift   Transportation  Co.,        Incorporated by reference to Exhibit
        Inc.   Retirement   (401(k))        10.14  of  the  Company's  Form  S-1
        Plan dated January 1, 1992*         Registration Statement No. #33-52454

10.9    Note     agreement     dated        Incorporated by reference to Exhibit
        February  26,  1996  by  and        10.12 of the Company's Annual Report
        between Swift Transportation        on  Company  Form  10-K for the year
        Co.,  Inc.  and   Great-West        ended  December  31,1995  (the "1995
        Life  &  Annuity   Insurance        Form 10-K")
        Company

10.10   Construction  Contract dated        Incorporated by reference to Exhibit
        November  14,  1994  by  and        10.13 of the 1995 Form 10-K
        between Swift Transportation
        Co., Inc. and Opus Southwest
        Corporation

10.11   Note agreement dated January        Incorporated by reference to Exhibit
        16,   1997  by  and  between        10.11 of the Company's Annual Report
        Swift   Transportation  Co.,        on  Form  10-K  for the  year  ended
        Inc.  and Wells  Fargo Bank,        December  31,1996  (the  "1996  Form
        N.A.,  ABN Amro  Bank  N.V.,        10-K")
        The Chase Manhattan Bank and
        The First  National  Bank of
        Chicago.

10.12   Asset   Purchase   Agreement        Incorporated by reference to Exhibit
        Dated  as  of  February  20,        1 of the Company's Current Report on
        1997       Among       Swift        Form 8-K  dated  April 8,  1997 (the
        Transportation Co., Inc. and        "4/8/97 8-K")
        Direct  Transit,   Inc.  and
        Charles G. Peterson

EXHIBIT                                                  PAGE OR
NUMBER           DESCRIPTION                         METHOD OF FILING
------           -----------                         ----------------
10.13   First Modification Agreement        Incorporated by Reference to Exhibit
        to  Note   Agreement   dated        10.13  of  the  Company's  Quarterly
        January   16,  1997  by  and        Report on Form 10-Q for the  quarter
        between Swift Transportation        ended  September 30, 1998 (the "1998
        Co.,  Inc.  and Wells  Fargo        Third Quarter Form 10-Q")
        Bank,    N.A.,    ABN   Amro
        Bank    N.V.,    The   Chase
        Manhattan Bank and The First
        National Bank of Chicago

10.14   Second          Modification        Incorporated by reference to Exhibit
        Agreement to Note  Agreement        10.14 of the 1998 Third Quarter Form
        dated  January  17,  1997 by        10-Q
        and      between       Swift
        Transportation Co., Inc. and
        Wells Fargo Bank,  N.V., ABN
        Amro  Bank  N.V.,  The First
        National  Bank  of  Chicago,
        Norwest Bank Arizona,  N.A.,
        Keybank National Association
        and     Union     Bank    of
        California, N.A.

11      Schedule of  computation  of        Filed herewith
        net earnings per share

22      Subsidiaries of Registrant          Filed herewith

23      Consent of KPMG LLP                 Filed herewith

27      Financial  Data Schedule for        Filed herewith
        twelve months ended December
        31, 1998

99      Private  Securities  Litiga-        Filed herewith
        tion   Reform  Act  of  1995
        Safe    Harbor    Compliance
        Statement    for    Forward-
        Looking Statements

----------
*  Indicates a compensation plan

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 16th day of March, 1999.

                                      SWIFT TRANSPORTATION CO., INC.,

                                      a Nevada corporation


                                   By /s/ Jerry C. Moyes
                                      --------------------------------------
                                      Jerry C.  Moyes
                                      Chairman of the Board, President and Chief
                                      Executive Officer

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     SIGNATURE                      TITLE                              DATE
     ---------                      -----                              ----


/s/ Jerry C. Moyes            Chairman of the Board,              March 16, 1999
--------------------------    President and Chief Executive
Jerry C. Moyes                Officer (Principal Executive
                              Officer)


/s/ William F. Riley III      Executive Vice President,           March 16, 1999
--------------------------    Secretary, Chief Financial Officer
William F. Riley III          (Principal Accounting Officer)
                              and Director

/s/ Rodney K. Sartor          Executive Vice President and        March 16, 1999
--------------------------    Director
Rodney K. Sartor


/s/ Lou A. Edwards            Director                            March 16, 1999
--------------------------
Lou A. Edwards


/s/ Alphonse E. Frei          Director                            March 16, 1999
--------------------------
Alphonse E. Frei


/s/ Earl H. Scudder, Jr.      Director                            March 16, 1999
--------------------------
Earl H. Scudder, Jr.