Form 10-Q
period 1999-03-31
SWIFT TRANSPORTATION CO INC
filed 1999-05-07
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                       ----------------------------------

                                    Form 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       or

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 4, 1999)

                Common stock, $.001 par value: 63,991,420 shares

                                                        Exhibit Index at page 14
                                                                  Total pages 17

                                     PART I



                              FINANCIAL INFORMATION

                                                                       Page
                                                                      Number
Item 1.           Financial statements

                  Condensed consolidated balance sheets
                      as of March 31, 1999 (unaudited) and
                      December 31, 1998                               3 - 4

                  Condensed consolidated statements of
                      earnings (unaudited) for the three month
                      periods ended March 31, 1999 and 1998             5

                  Condensed consolidated statements of cash
                      flows (unaudited) for the three month
                      periods ended March 31, 1999 and 1998           6 - 7

                  Notes to condensed consolidated financial
                      statements                                        8


Item 2.           Management's discussion and analysis of
                      financial condition and results of
                      operations                                      9-13



                                     PART II

                                OTHER INFORMATION


Items 1, 2,
3, 4 and 5.       Not applicable

Item 6.           Exhibits and Reports on Form 8-K                     14

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)



                                                       March 31,    December 31,
                                                         1999            1998
                                                       --------         --------
                                                      (unaudited)
                                     Assets
                                     ------

Current assets:
     Cash                                              $  4,531         $  6,530
     Accounts receivable, net                           123,640          118,555
     Equipment sales receivable                           1,537            5,262
     Inventories and supplies                             3,408            4,866
     Prepaid taxes, licenses and insurance               16,721           15,228
     Assets held for sale                                 5,468            5,468
     Deferred income taxes                                4,277            4,010
                                                       --------         --------
         Total current assets                           159,582          159,919
                                                       --------         --------


Property and equipment, at cost:
     Revenue and service equipment                      513,438          487,928
     Land                                                 8,464            8,409
     Facilities and improvements                         91,822           85,919
     Furniture and office equipment                      17,429           15,566
                                                       --------         --------
         Total property and equipment                   631,153          597,822
     Less accumulated depreciation and amortization     142,278          131,045
                                                       --------         --------
         Net property and equipment                     488,875          466,777
                                                       --------         --------

Other assets                                              1,805            1,770
Goodwill                                                  7,631            7,817
                                                       --------         --------

                                                       $657,893         $636,283
                                                       ========         ========

See accompanying notes to condensed consolidated financial statements.
                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                           March 31,     December 31,
                                                             1999           1998
                                                            --------      --------
                                                          (unaudited)
             Liabilities and Stockholders' Equity
             ------------------------------------
Current liabilities:
     Accounts payable                                       $ 27,395      $ 27,100
     Accrued liabilities                                      38,933        27,273
     Current portion of claims accruals                       27,018        23,788
     Current portion of long-term debt                           670           710
                                                            --------      --------
         Total current liabilities                            94,016        78,871
                                                            --------      --------



Borrowings under line of credit                              118,500       128,000
Long-term debt, less current portion                          15,890        15,208
Claims accruals, less current portion                         27,715        28,091
Deferred income taxes                                         61,938        58,760

Stockholders' equity:
     Preferred stock, par value $.001 per share
         Authorized 1,000,000 shares; none issued
     Common stock, par value $.001 per share
         Authorized 75,000,000 shares; issued
         65,187,696 and 65,044,275 shares at
         March 31, 1999 and December 31, 1998,
         respectively                                             65            65
     Additional paid-in capital                              123,764       123,386
     Retained earnings                                       229,021       216,918
                                                            --------      --------
                                                             352,850       340,369
     Less treasury stock, at cost (1,323,075  shares at
         March 31, 1999 and December  31, 1998.)              13,016        13,016
                                                            --------      --------
         Total stockholders' equity                          339,834       327,353
                                                            --------      --------

Commitments and contingencies
                                                            --------      --------
                                                            $657,893      $636,283
                                                            ========      ========

     See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                                   (unaudited)
                        (In thousands, except share data)


                                                    Three months ended
                                                        March 31,
                                                   1999           1998
                                               -----------     ----------

Operating revenue                              $   234,944     $  191,608
Operating expenses:
    Salaries, wages and employee benefits           89,047         69,187
    Operating supplies and expenses                 21,008         17,522
    Fuel                                            24,134         22,603
    Purchased transportation                        36,566         29,396
    Rental expense                                  11,133         10,033
    Insurance and claims                             6,870          5,887
    Depreciation and amortization                   14,025         11,078
    Communication and utilities                      3,289          2,718
    Operating taxes and licenses                     7,040          6,248
                                               -----------     ----------
         Total operating expenses                  213,112        174,672
                                               -----------     ----------

Operating income                                    21,832         16,936

Other (income) expenses:
    Interest expense                                 2,068          1,338
    Interest income                                   (130)           (56)
    Other                                             (149)          (163)
                                               -----------     ----------
         Other (income) expenses, net                1,789          1,119
                                               -----------     ----------

Earnings before income taxes                        20,043         15,817
Income taxes                                         7,940          6,405
                                               -----------     ----------

Net earnings                                   $    12,103     $    9,412
                                               ===========     ==========

Basic earnings per share                       $       .19     $      .15
                                               ===========     ==========

Diluted earnings per share                     $       .19     $      .14
                                               ===========     ==========


See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                     Three months ended
                                                                         March 31,
                                                                     1999            1998
                                                                 ---------         ---------
Cash flows from operating activities:
     Net earnings                                                $  12,103         $   9,412
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
     Depreciation and amortization                                  13,581            10,119
     Deferred income taxes                                           2,911             1,091
     Provision for losses on accounts receivable                       300                90
     Amortization of deferred compensation                              68                48
     Increase (decrease) in cash resulting from
         changes in:
         Accounts receivable                                        (5,249)           (3,792)
         Inventories and supplies                                    1,458                31
         Prepaid expenses                                           (1,493)           (8,134)
         Other assets                                                  (35)              (94)
         Accounts payable, accrued liabilities
             and claims accruals                                    14,809            14,671
                                                                 ---------         ---------

         Net cash provided by operating activities                  38,453            23,442
                                                                 ---------         ---------


Cash flows from investing activities:
     Proceeds from sale of property and equipment                    6,669            10,175
     Capital expenditures                                          (42,726)          (51,059)
     Payments received on equipment sale receivables                 5,262             3,284
                                                                 ---------         ---------

         Net cash used in investing activities                     (30,795)          (37,600)
                                                                 ---------         ---------

See accompanying notes to condensed consolidated financial statements.
                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                     Three months ended
                                                                          March 31,
                                                                    1999             1998
                                                                 ---------         ---------
Cash flows from financing activities:
     Repayments of long-term debt                                     (331)           (2,042)
     Increase (decrease) in borrowings under
         line of credit                                             (9,500)           19,500
     Payment of stock split fractional shares                                            (21)
     Proceeds from issuance of common stock
         under stock option plan                                       174               160
                                                                 ---------         ---------

         Net cash provided by (used in) financing
         activities                                                 (9,657)           17,597
                                                                 ---------         ---------

Net increase (decrease) in cash                                     (1,999)            3,439
Cash at beginning of period                                          6,530             5,726
                                                                 ---------         ---------
Cash at end of period                                            $   4,531          $  9,165
                                                                 =========          ========


Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                $   2,068          $  1,291
         Income taxes                                            $     147          $  2,630


Supplemental schedule of noncash investing
   and financing activities:
         Equipment sales receivables                             $   1,537          $  4,566
         Direct financing for purchase of equipment              $     973          $    436

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Note 1.       Basis of Presentation

              The condensed consolidated financial statements include the accounts of Swift Transportation Co., Inc., a Nevada holding company, and its wholly-owned subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated.

              The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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


Year 2000 Issue

The Company has completed its comprehensive review of its Year 2000 issues and has completed its initial review of internal systems (information technology ("IT") and non-IT). The majority of the Company's application software programs are purchased from and maintained by vendors. Therefore, the Company is working with these software vendors to verify that these applications become Year 2000 ready. The Company estimates the status of progress of these internal systems as follows:

                              Vendor Modifications       Testing Commenced
                                 Being Performed

IT Systems                                   99%                       95%

Non-IT Systems                               95%                       75%

The Company presently believes that with modifications and updates to existing software, the cost of which is not expected to be material, the Year 2000 issue will not pose significant operational problems for the Company's internal systems. The Company's contingency plan in the event of a Year 2000 problem is to perform tasks through telephonic communication, which the Company believes will allow it to operate in the short term assuming power and telephone services are functioning.

As part of the Company's comprehensive review, it is continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. At present, the Company believes that its material vendors and customers will be Year 2000 ready and the effect on the Company's results of operations, liquidity, and financial condition will not be material. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when the Company does not believe a material vendor or customer will be ready.


Overview

Although the trend in the truckload segment of the motor carrier industry over the past several years has been toward consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with an increase of 1,217 tractors to 7,273 tractors as of March 31, 1999, up from 6,056 tractors as of March 31, 1998. The owner operator portion of the Company's fleet increased to 1,324 as of March 31, 1999, from 1,028 as of March 31, 1998.


Results of Operations

Three Months Ended March 31, 1999 compared to Three Months ended March 31, 1998

Operating revenue increased $43.3 million, or 22.6%, to $234.9 million for the three months ended March 31, 1999, from $191.6 million for the corresponding period of 1998. The increase in operating revenue is primarily the result of the expansion of the Company's fleet as a result of strong shipper demand.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first quarter of 1999 was 90.7% compared to 91.2% in the comparable period of 1998. The Company's operating ratio for the three months ended March 31, 1999, decreased as a result of decreases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 14.00% and 14.06% and average loaded linehaul revenue per mile was $ 1.33 and $1.32 in the first quarter of 1999 and 1998, respectively.

Salaries, wages and employee benefits represented 37.9% of operating revenue for the three months ended March 31, 1999 compared to 36.1% in 1998. The increase is primarily due to a driver wage increase, which was effective April 1, 1998, and an increase in the accrual for the Company's profit sharing contribution.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

Fuel as a percentage of operating revenue was 10.3% for the first quarter of 1999 versus 11.8% in 1998. The decrease is partially due to an increase in the number of owner operators who are responsible for their own fuel. In addition, actual fuel cost per gallon decreased by approximately nine cents per gallon in the first quarter of 1999 versus the first quarter of 1998.

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

Purchased transportation as a percentage of operating revenue was 15.6% for the three months ended March 31, 1999, compared to 15.3% in 1998. The increase is due to the growth of the owner operator fleet to 1,324 as of March 31, 1999, from 1,028 as of March 31, 1998.

Rental expense as a percentage of operating revenue was 4.7% for the first quarter of 1999 versus 5.2% in 1998. At March 31, 1999 and 1998, leased tractors represented 49% and 54%, respectively, of the total fleet of Company tractors. In addition to the reduction in the percentage of tractors that were leased, rental expense was positively impacted by a reduction in the number of leased trailers as well as a slight reduction in the average lease rate for tractors in the first quarter of 1999 versus the first quarter of 1998. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded $633,000 in the first quarter of 1999 and $971,000 during the first quarter of 1998 in gains from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 6.0% in the first quarter of 1999 versus 5.8% in 1998. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended March 31, 1999, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $661,000 compared to approximately $809,000 in the first quarter of 1998. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 6.2% in the first quarter of 1999 and 1998.

Insurance and claims expense represented 2.9% and 3.1% of operating revenue in the first quarter of 1999 and 1998, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts that management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

Income tax expense was recorded using an effective rate of 39.6% and 40.5% in the first quarter of 1999 and 1998, respectively. This decrease is due to a change in the mix of income between states.


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

Net cash provided by operating activities was $38.5 million in the first three months of 1999 compared to $23.4 million in 1998. The increase is primarily attributable to an increase in net earnings and depreciation and amortization along with a smaller increase in prepaid expenses due to a significant portion of the 1999 license fees being paid in 1998.

Net cash used in investing activities decreased to $30.8 million in the first three months of 1999 from $37.6 million in 1998. The decrease is due primarily to less capital expenditures in 1999 offset by decreased proceeds from the sale of property and equipment.

As of March 31, 1999, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $279 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first three months of 1999, the Company incurred approximately $8.0 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $45 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such anticipated expenditures.

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

Net cash used in financing activities amounted to $9.7 million in the first three months of 1999 compared to $17.6 million of cash provided by financing activities in 1998. This decrease is primarily due to reduced borrowings under the line of credit.

Management believes that it will be able to finance its needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth, with cash flows from future operations, borrowings available under the line of credit and with long-term debt and operating lease financing believed to be available to finance revenue equipment purchases. Over the long term, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.


Inflation

Inflation can be expected to have an impact on the Company's operating costs. A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect the Company's results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years.


Seasonality

In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments after the winter holiday season. The Company's operating expenses also tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time.

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

Item 6.                    Exhibits and reports on Form 8-K

                           (a) Exhibit 11 - Schedule of Computation of Net Earnings Per Share

                                    Exhibit 27 - Financial Data Schedule

                                    Exhibit 99 - Private  Securities  Litigation
                                    Reform  Act of 1995 Safe  Harbor  Compliance
                                    Statement for Forward-Looking Statements

                           (b) No Current Reports on Form 8-K were filed during the three months ended March 31, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Swift Transportation Co., Inc.

Date:         May 7, 1999                           /s/ William F. Riley III
                                                    --------------------------
                                                           (Signature)
                                                      William F. Riley III
                                                      Chief Financial Officer
                                       14