Form 10-Q
period 1999-06-30
SWIFT TRANSPORTATION CO INC
filed 1999-08-10
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004
                                   ----------
                                    Form 10-Q

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999

                                       or

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

                                YES [X]   NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 4, 1999)

                Common stock, $.001 par value: 64,270,667 shares

                                                        Exhibit Index at Page 17
                                                                  Total Pages 20

                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
Item 1.       Financial statements

              Condensed consolidated balance sheets
                  as of June 30, 1999 (unaudited) and
                  December 31, 1998                                        3 - 4

              Condensed consolidated statements of
                   earnings (unaudited) for the three and six month
                   periods ended June 30, 1999 and 1998                        5

              Condensed consolidated statements of cash
                   flows (unaudited) for the six month
                   periods ended June 30, 1999 and 1998                    6 - 7

              Notes to condensed consolidated financial statements             8


Item 2.       Management's discussion and analysis of
                   financial condition and results of operations          9 - 14


Item 3.       Quantitative and qualitative disclosures about
                    market risk                                               15

                                     PART II

                                OTHER INFORMATION

Items 1, 2,
3 and 5.      Not applicable

Item 4.       Submission of Matters to a Vote of Security Holders             16

Item 6.       Exhibits and Reports on Form 8-K                                17

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                         June 30,   December 31,
                                                           1999        1998
                                                         --------   ------------
                                                       (unaudited)
                                     Assets

Current assets:
     Cash                                                $  1,951     $  6,530
     Accounts receivable, net                             150,284      118,555
     Equipment sales receivable                             5,699        5,262
     Inventories and supplies                               5,365        4,866
     Prepaid taxes, licenses and insurance                 12,462       15,228
     Assets held for sale                                   5,468        5,468
     Deferred income taxes                                  4,652        4,010
                                                         --------     --------
         Total current assets                             185,881      159,919
                                                         --------     --------

Property and equipment, at cost:
     Revenue and service equipment                        533,517      487,928
     Land                                                   8,464        8,409
     Facilities and improvements                           95,338       85,919
     Furniture and office equipment                        18,237       15,566
                                                         --------     --------
         Total property and equipment                     655,556      597,822
     Less accumulated depreciation and amortization       148,945      131,045
                                                         --------     --------
         Net property and equipment                       506,611      466,777
                                                         --------     --------
Other assets                                                2,018        1,770
Goodwill                                                    7,444        7,817
                                                         --------     --------
                                                         $701,954     $636,283
                                                         ========     ========

See accompanying notes to condensed consolidated financial statements.

                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                       June 30,   December 31,
                                                         1999         1998
                                                       --------   ------------
                                                      (unaudited)

                      Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable                                       $ 21,643      $ 27,100
 Accrued liabilities                                      30,757        27,273
 Current portion of claims accruals                       24,859        23,788
 Current portion of long-term debt                           537           710
                                                        --------      --------
   Total current liabilities                              77,796        78,871
                                                        --------      --------

Borrowings  under line of credit                         152,500       128,000
Long-term debt, less current portion                      15,725        15,208
Claims accruals, less current portion                     30,230        28,091
Deferred income taxes                                     66,404        58,760

Stockholders' equity:
 Preferred stock, par value $.001 per share.
  Authorized 1,000,000 shares; none issued.
 Common stock, par value $.001 per share.
  Authorized 150,000,000 shares; issued
   65,512,553 and  65,044,275  shares at
   June 30,1999 and December 31, 1998,
   respectively.                                              66            65
 Additional paid-in capital                              125,724       123,386
 Retained earnings                                       246,525       216,918
                                                        --------      --------
                                                         372,315       340,369
 Less treasury stock, at cost (1,323,075  shares)         13,016        13,016
                                                        --------      --------
   Total stockholders' equity                            359,299       327,353
                                                        --------      --------
Commitments and contingencies
                                                        --------      --------
                                                        $701,954      $636,283
                                                        ========      ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                                   (unaudited)
                        (In thousands, except share data)

                                            Three months ended       Six months ended
                                                 June 30,                 June 30,
                                           ---------------------   ---------------------
                                              1999        1998       1999        1999
                                           ---------   ---------   ---------   ---------
Operating revenue                          $ 262,531   $ 215,832   $ 497,475   $ 407,440
Operating expenses:
   Salaries, wages and employee benefits      95,571      76,411     184,618     145,599
   Operating supplies and expenses            22,946      20,886      43,954      38,408
   Fuel                                       28,145      23,264      52,279      45,867
   Purchased transportation                   44,974      34,473      81,540      63,869
   Rental expense                             10,859       9,143      21,992      19,176
   Insurance and claims                        5,957       6,666      12,827      12,553
   Depreciation and amortization              12,714      10,867      26,739      21,944
   Communication and utilities                 3,588       2,668       6,877       5,386
   Operating taxes and licenses                7,037       6,368      14,077      12,616
                                           ---------   ---------   ---------   ---------
       Total operating expenses              231,791     190,746     444,903     365,418
                                           ---------   ---------   ---------   ---------
Operating income                              30,740      25,086      52,572      42,022

Other (income) expenses:
   Interest expense                            2,120       1,675       4,188       3,013
   Interest income                               (21)        (66)       (151)       (122)
   Other                                         (23)       (114)       (172)       (277)
                                           ---------   ---------   ---------   ---------
       Other (income) expenses, net            2,076       1,495       3,865       2,614
                                           ---------   ---------   ---------   ---------
Earnings before income taxes                  28,664      23,591      48,707      39,408
Income taxes                                  11,160       9,555      19,100      15,960
                                           ---------   ---------   ---------   ---------
Net earnings                               $  17,504   $  14,036   $  29,607   $  23,448
                                           =========   =========   =========   =========
Basic earnings per share                   $     .27   $     .22   $     .46   $     .37
                                           =========   =========   =========   =========
Diluted earnings per share                 $     .27   $     .21   $     .45   $     .36
                                           =========   =========   =========   =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                              Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                          1999          1998
                                                        ---------     ---------
Cash flows from operating activities:
 Net earnings                                           $  29,607     $  23,448
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
 Depreciation and amortization                             25,167        19,514
 Deferred income taxes                                      7,002         2,719
 Provision for losses on accounts receivable                  600           430
 Amortization of deferred compensation                        151           104
 Increase (decrease) in cash resulting from
  changes in:
   Accounts receivable                                    (32,327)      (16,122)
   Inventories and supplies                                  (499)        1,872
   Prepaid expenses                                         2,766        (4,729)
   Other assets                                              (312)         (334)
   Accounts payable, accrued liabilities
    and claims accruals                                     1,237        25,320
                                                        ---------     ---------
       Net cash provided by operating activities           33,392        52,222
                                                        ---------     ---------

Cash flows  from  investing  activities:
 Proceeds from sale of property and
  equipment                                                18,965        34,044
 Capital expenditures                                     (88,255)     (105,622)
 Payments received on equipment sale receivables            5,262         3,284
                                                        ---------     ---------
       Net cash used in investing activities              (64,028)      (68,294)
                                                        ---------     ---------

See accompanying notes to condensed consolidated financial statements.
                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                Six Months
                                                              Ended June 30,
                                                          ---------------------
                                                            1999         1998
                                                          --------     --------
Cash flows from financing  activities:
 Repayments of long-term debt                                 (629)      (4,505)
 Increase in borrowings under line of credit                24,500       22,000
 Payment of stock split fractional shares                       (9)         (21)
 Proceeds from issuance of common stock under
  stock option and stock purchase plans                      2,195        1,881
                                                          --------     --------
         Net cash provided by financing activities          26,057       19,355
                                                          --------     --------

Net increase (decrease) in cash                             (4,579)       3,283
Cash at beginning of period                                  6,530        5,726
                                                          --------     --------
Cash at end of period                                     $  1,951     $  9,009
                                                          ========     ========

Supplemental disclosure of cash flow information:
 Cash paid during the period for:
   Interest                                               $  3,942     $  2,752
   Income taxes                                           $  6,609     $  6,421

Supplemental schedule of noncash investing
 and financing activities:
   Equipment sales receivables                            $  5,699     $  3,628
   Direct financing for purchase of equipment             $    973     $    436


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

YEAR 2000 ISSUE

The Company has completed its comprehensive review of internal systems (information technology ("IT") and non-IT) for potential Year 2000 issues. The majority of the Company's application software programs are purchased from and maintained by vendors. Therefore, the Company has worked with these software vendors to verify these applications will be Year 2000 ready.

The Company presently believes the Year 2000 problem will not pose significant operational problems for the Company's internal systems. The costs incurred in addressing Year 2000 issues are not expected to be material, including internal payroll costs which have not been separately accumulated. The Company's contingency plan in the event of a Year 2000 problem is to perform tasks through telephonic and fax communication, which the Company believes will allow it to operate in the short term assuming power and telephone services are functioning.

As part of the Company's comprehensive review, it is continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. At present, the Company believes that its material vendors and customers will be Year 2000 ready and the effect on the Company's results of operations and financial condition will not be material. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when the Company does not believe a material vendor or customer will be ready.

OVERVIEW

Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with an increase of 1,057 tractors to 7,455 tractors as of June 30, 1999 up from 6,398 tractors as of June 30, 1998. The owner operator portion of the Company's fleet increased to 1,478 as of June 30, 1999 from 1,113 as of June 30, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

Operating revenue increased $46.7 million or 21.6% to $262.5 million for the three months ended June 30, 1999 from $215.8 million for the corresponding period of 1998. The increase in operating revenue is primarily the result of the expansion of the Company's fleet as a result of strong shipper demand.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the second quarter of 1999 was 88.3% compared to 88.4% in the comparable period of 1998. The Company's operating ratio for the three months ended June 30, 1999 improved as a result of changes in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 14.3% and 13.5% and average loaded linehaul revenue per mile was $1.34 and $1.32 in the second quarter of 1999 and 1998, respectively.

Salaries, wages and employee benefits represented 36.4% of operating revenue for the three months ended June 30, 1999 compared with 35.4% in 1998. The increase is primarily due to normal wage increases and associated benefits and taxes and an increase in the accrual for the profit sharing contribution to the Company's 401(k) plan.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

Fuel as a percentage of operating revenue was 10.7% for the second quarter of 1999 versus 10.8% in 1998. The decrease is due to an increase in the number of owner operators who are responsible for their own fuel. Actual fuel cost per gallon increased by approximately 5 cents per gallon in the second quarter of 1999 versus the second quarter of 1998.

Increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, could have an adverse effect on the operations and profitability of the Company. Management believes the most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. The Company currently does not use derivative-type hedging products.

Purchased transportation as a percentage of operating revenue was 17.1% for the three months ended June 30, 1999 compared to 16.0% in 1998. The increase is due to the growth of the owner operator fleet to 1,478 as of June 30, 1999 from 1,113 as of June 30, 1998 and an increase in logistics and intermodal revenue.

Rental expense as a percentage of operating revenue was 4.1% for the second quarter of 1999 versus 4.2% in 1998. At June 30, 1999 and 1998, leased tractors represented 50% and 57 %, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded $1.0 million in the second quarter of 1999 and $1.5 million during the second quarter of 1998 from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 4.8% in the second quarter of 1999 versus 5.0% in 1998. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended June 30, 1999, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $1.9 million compared to approximately $1.7 million in the second quarter of 1998. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 5.6% and 5.8% in the second quarter of 1999 and 1998, respectively.

Insurance and claims expense represented 2.3% and 3.1% of operating revenue in the second quarter of 1999 and 1998, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Operating revenue increased $90.0 million or 22.1% to $497.5 million for the six months ended June 30, 1999 from $407.4 million for the corresponding period of 1998. The increase in operating revenue is primarily the result of the expansion of the Company's fleet and rate increases.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first six months of 1999 was 89.4% compared to 89.7% in the comparable period of 1998. The Company's operating ratio for the six months ended June 30, 1999 improved as a result of the aforementioned increase in operating revenue combined with changes in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 14.2% and 13.8% and average loaded linehaul revenue per mile was $1.34 and $1.32 in the first six months of 1999 and 1998, respectively.

Salaries, wages and employee benefits represented 37.1% of operating revenue for the six months ended June 30, 1999 compared with 35.7% in 1998. The increase is primarily due to normal wage increases and associated benefits and taxes and an increase in the accrual for the Company's profit sharing contribution.

Fuel as a percentage of operating revenue was 10.5% for the first six months of 1999 versus 11.3% in 1998. The decrease is due to an increase in the number of owner operators who are responsible for their own fuel. Actual fuel cost per gallon increased by approximately 2 cents per gallon in the first six months of 1999 versus 1998.

Purchased transportation as a percentage of operating revenue was 16.4% for the six months ended June 30, 1999 compared to 15.7% in 1998. The increase is due to the growth of the owner operator fleet to 1,478 as of June 30, 1999 from 1,113 as of June 30, 1998 and an increase in logistics and intermodal revenue.

Rental expense as a percentage of operating revenue was 4.4% for the first six months of 1999 versus 4.7% in 1998. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded $1.6 million and $2.5 million in the first six months of 1999 and 1998 respectively, from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 5.4% in the first six months of 1999 and 1998. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the six month period ended June 30, 1999, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $2.6 million compared to approximately $2.5 million in the first six months of 1998. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 5.9% and 6.0% in the first six months of 1999 and 1998, respectively.

Insurance and claims expense represented 2.6% and 3.1% of operating revenue in the first six months of 1999 and 1998. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

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

Net cash provided by operating activities was $33.4 million in the first six months of 1999 compared to $52.2 million in 1998. The decrease is primarily attributable to an increase in accounts receivable and a reduced increase in accounts payable, accrued liabilities and claims accruals offset by an increase in net earnings and depreciation and amortization.

Net cash used in investing activities decreased to $64.0 million in the first six months of 1999 from $68.3 million in 1998. The decrease is primarily due to a decrease in capital expenditures, net of proceeds from the sale of property and an increase in payments received on equipment sales receivable.

As of June 30, 1999, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $232 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first six months of 1999, the Company incurred approximately $12.8 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $35 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

Net cash provided by financing activities amounted to $26.1 million in the first six months of 1999 compared to $19.4 million in 1998. This increase is primarily due to a reduction in repayments of long term debt and increased borrowings under the line of credit.

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

The Company is currently negotiating with financial institutions for an additional financing facility with borrowings of up to $100 million. The Company expects to have this facility in place during the third quarter of 1999.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended June 30, 1999.

Qualitative Disclosure - This information is set forth on page 17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEMS 1, 2,
3 AND 5.    NOT APPLICABLE

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company's Annual Meeting of Stockholders was held on May 20, 1999. At the Annual Meeting, the stockholders elected William F. Riley III and Lou A. Edwards to serve as Directors for three-year terms. Jerry C. Moyes, Earl H. Scudder, Jr., Alphonse E. Frei and Rodney K. Sartor continued as Directors after the meeting. Additionally, the stockholders approved the adoption of a new 1999 Stock Option Plan, an amended Non-Employee Directors Stock Option Plan and an amendment of the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock from 75,000,000 to 150,000,000.

            Stockholders representing 40,441,877 shares or 95.05% were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee and the other proposals is as follows:



                                                       Votes Against  Broker Non
                             Votes Cast   Votes For     or Withheld      Votes
                             ----------   ---------     -----------   ----------

William F. Riley III         40,441,877   40,227,845        214,032

Lou A. Edwards               40,441,877   40,277,447        164,430

Adoption of  1999 Stock
Option Plan                  40,441,877   26,740,076     13,701,801

Amendment of the Non-
Employee Directors Stock
Option Plan                  40,441,877   39,076,593      1,365,284

Amendment of Articles of
Incorporation to Increase
Authorized Shares of
Common Stock from
75,000,000 to 150,000,000    40,441,877   39,353,162      1,088,715

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 11 - Schedule of Computation of Net Earnings Per Share

            Exhibit 27 - Financial Data Schedule

            Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

        (b) No Current Reports on Form 8-K were filed during the three months ended June 30, 1999.


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SWIFT TRANSPORTATION CO., INC.

Date: August 9, 1999               /s/ William F. Riley III
                                   ------------------------------
                                            (Signature)

                                       William F. Riley III
                                      Chief Financial Officer