Form 10-Q
period 1999-09-30
SWIFT TRANSPORTATION CO INC
filed 1999-11-09
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                                    Form 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       or

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

                                 YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 5, 1999)

                Common stock, $.001 par value: 64,334,347 shares

                                                        EXHIBIT INDEX AT PAGE 16
                                                                  TOTAL PAGES 19

                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
Item 1.        Financial statements

               Condensed consolidated balance sheets
                 as of September 30, 1999 (unaudited) and
                 December 31, 1998                                         3 - 4

               Condensed consolidated statements of
                 earnings (unaudited) for the three and nine month
                 periods ended September 30, 1999 and 1998                     5

               Condensed consolidated statements of cash
                 flows (unaudited) for the nine month
                 periods ended September 30, 1999 and 1998                 6 - 7

               Notes to condensed consolidated financial
                 statements                                                    8

Item 2.        Management's discussion and analysis of
                 financial condition and results of
                 operations                                               9 - 15

Item 3.        Quantitative and qualitative disclosures about
                 market risk                                                  15

                                     PART II

                                OTHER INFORMATION

Items 1, 2,
3, 4 and 5.    Not applicable

Item 6.        Exhibits and Reports on Form 8-K                               16

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)



                                                    September 30,   December 31,
                                                        1999           1998
                                                      --------       --------
                                                     (unaudited)
ASSETS

Current assets:
     Cash                                             $  2,481       $  6,530
     Accounts receivable, net                          144,867        118,555
     Equipment sales receivable                          7,398          5,262
     Inventories and supplies                            6,644          4,866
     Prepaid taxes, licenses and insurance               8,611         15,228
     Assets held for sale                                5,468          5,468
     Deferred income taxes                               5,049          4,010
                                                      --------       --------
         Total current assets                          180,518        159,919
                                                      --------       --------
Property and equipment, at cost:
     Revenue and service equipment                     571,170        487,928
     Land                                               11,122          8,409
     Facilities and improvements                       100,797         85,919
     Furniture and office equipment                     19,226         15,566
                                                      --------       --------
         Total property and equipment                  702,315        597,822
     Less accumulated depreciation and amortization    160,358        131,045
                                                      --------       --------
         Net property and equipment                    541,957        466,777
                                                      --------       --------
Other assets                                             2,121          1,770
Goodwill                                                 7,257          7,817
                                                      --------       --------

                                                      $731,853       $636,283
                                                      ========       ========

See accompanying notes to condensed consolidated financial statements.

                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                    September 30,   December 31,
                                                        1999           1998
                                                      --------       --------
                                                     (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                    $ 42,868       $ 27,100
 Accrued liabilities                                   35,376         27,273
 Current portion of claims accruals                    29,945         23,788
 Current portion of long-term debt                        470            710
                                                     --------       --------
    Total current liabilities                         108,659         78,871
                                                     --------       --------

Borrowings under line of credit                       131,500        128,000
Long-term debt, less current portion                   15,623         15,208
Claims accruals, less current portion                  26,660         28,091
Deferred income taxes                                  71,131         58,760

Stockholders' equity:
  Preferred stock, par value $.001 per share
    Authorized 1,000,000 shares; none issued
  Common stock, par value $.001 per share
    Authorized 150,000,000 shares; issued
    65,607,072 and 65,044,275  shares at
    September 30,1999 and December 31, 1998,
    respectively                                           66             65
 Additional paid-in capital                           125,973        123,386
 Retained earnings                                    265,257        216,918
                                                     --------       --------
                                                      391,296        340,369
 Less treasury stock, at cost (1,323,075 shares)       13,016         13,016
                                                     --------       --------
    Total stockholders' equity                        378,280        327,353
                                                     --------       --------
Commitments and contingencies

                                                     $731,853       $636,283
                                                     ========       ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                                   (unaudited)
                        (In thousands, except share data)

                                            Three months ended         Nine months ended
                                               September 30,             September 30,
                                           ----------------------    ----------------------
                                             1999         1998         1999         1998
                                           ---------    ---------    ---------    ---------
Operating revenue                          $ 279,423    $ 227,184    $ 776,898    $ 634,624
Operating expenses:
   Salaries, wages and employee benefits      99,951       84,307      284,569      229,906
   Operating supplies and expenses            21,504       20,602       65,458       59,010
   Fuel                                       32,284       23,213       84,563       69,080
   Purchased transportation                   49,627       33,948      131,167       97,817
   Rental expense                              9,905       11,039       31,897       30,215
   Insurance and claims                        6,876        6,648       19,703       19,201
   Depreciation and amortization              15,232       11,127       41,971       33,071
   Communication and utilities                 3,540        3,001       10,417        8,387
   Operating taxes and licenses                7,354        5,990       21,431       18,606
                                           ---------    ---------    ---------    ---------
         Total operating expenses            246,273      199,875      691,176      565,293
                                           ---------    ---------    ---------    ---------

Operating income                              33,150       27,309       85,722       69,331

Other (income) expenses:
     Interest expense                          2,832        1,306        7,020        4,320
     Interest income                            (153)         (90)        (304)        (213)
     Other                                       (71)        (206)        (243)        (483)
                                           ---------    ---------    ---------    ---------
         Other (income) expenses, net          2,608        1,010        6,473        3,624
                                           ---------    ---------    ---------    ---------
Earnings before income taxes                  30,542       26,299       79,249       65,707
Income taxes                                  11,810       10,655       30,910       26,615
                                           ---------    ---------    ---------    ---------
Net earnings                               $  18,732    $  15,644    $  48,339    $  39,092
                                           =========    =========    =========    =========

Basic earnings per share                   $     .29    $     .24    $     .76    $     .61
                                           =========    =========    =========    =========

Diluted earnings per share                 $     .29    $     .24    $     .74    $     .60
                                           =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                              Nine Months
                                                           Ended September 30,
                                                         ----------------------
                                                           1999         1998
                                                         ---------    ---------
Cash flows from operating activities:
     Net earnings                                        $  48,339    $  39,092
     Adjustments to reconcile net earnings to
         net cash provided by operating activities:
     Depreciation and amortization                          38,657       30,396
     Deferred income taxes                                  11,332        6,661
     Provision for losses on accounts receivable               900          770
     Amortization of deferred compensation                     228          152
     Increase (decrease) in cash resulting from
         changes in:
         Accounts receivable                               (27,210)     (20,489)
         Inventories and supplies                           (1,778)       1,534
         Prepaid taxes, licenses and insurance               6,617       (1,656)
         Other assets                                         (447)         (17)
         Accounts payable, accrued liabilities
              and claims accruals                           28,597       42,262
                                                         ---------    ---------
         Net cash provided by operating activities         105,235       98,705
                                                         ---------    ---------
Cash flows from investing activities:
     Proceeds from sale of property and equipment           40,183       48,117
     Capital expenditures                                 (159,789)    (158,556)
     Treasury stock purchases                                            (9,582)
     Payments received on equipment sale receivables         5,262        3,284
                                                         ---------    ---------
         Net cash used in investing activities            (114,344)    (116,737)
                                                         ---------    ---------

See accompanying notes to condensed consolidated financial statements.

                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                Nine Months
                                                            Ended September 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------
Cash flows from financing activities:
     Repayments of long-term debt                              (798)     (7,780)
     Increase in borrowings under line of credit              3,500      22,500
     Payment of stock split fractional shares                    (9)        (21)
     Proceeds from issuance of common stock
         under stock option and stock purchase plans          2,367       1,915
                                                           --------    --------

         Net cash provided by financing activities            5,060      16,614
                                                           --------    --------

Net decrease in cash                                         (4,049)     (1,418)
Cash at beginning of period                                   6,530       5,726
                                                           --------    --------
Cash at end of period                                      $  2,481    $  4,308
                                                           ========    ========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                          $  6,803    $  4,147
         Income taxes                                      $ 14,528    $ 15,718


Supplemental schedule of noncash investing and
     financing activities:
         Equipment sales receivables                       $  7,398    $  2,936
         Direct financing for purchase of equipment        $    973    $    436

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

Note 3. Stock Split

     On March 15, 1999, the Company's Board of Directors approved a 3-for-2 stock split effected in the form of a stock dividend and paid on April 10, 1999 to the stockholders of record at the close of business on March 31, 1999. All share amounts, share prices and earnings per share have been retroactively adjusted to reflect this 3-for-2 stock split.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," "intends," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, growth and acquisitions, financing needs or plans, the impact of inflation and plans relating to the foregoing.

Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K, including Notes to the Consolidated
Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause differences in actual results compared to the forward looking statements. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in the Company's Annual Report on Form 10-K.

YEAR 2000 ISSUE

The Company has completed its comprehensive review of internal systems (information technology ("IT") and non-IT) for potential Year 2000 issues. The majority of the Company's application software programs are purchased from and maintained by software vendors. The Company has worked with its software vendors to verify that the applications will be Year 2000 ready. The Company presently believes the Year 2000 issues will not pose significant operational problems for the Company's internal systems.

In addition, the Company has successfully tested mission critical systems and is on schedule to finish the remaining systems testing. The costs incurred in addressing Year 2000 issues are not expected to be material, including internal payroll costs which have not been separately accumulated. The Company's contingency plan in the event of a Year 2000 issue is to perform tasks through telephonic and fax communication, which the Company believes will allow it to operate in the short term assuming power and telephone services are functioning.

As part of the Company's comprehensive review, it is continuing to verify the Year 2000 readiness of third parties (vendors and customers) with whom the Company has material relationships. At present, the Company believes that its material vendors and customers will be Year 2000 ready and the effect on the Company's results of operations and financial condition will not be material. The Company will continue to monitor the progress of its material vendors and customers and formulate a contingency plan at that point in time when the Company determines a material vendor or customer will not be ready. However, there can be no assurance that the systems of such third parties will be modified on a timely basis.

OVERVIEW

Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with an increase of 1,516 tractors to 8,094 tractors as of September 30, 1999 up from 6,578 tractors as of September 30, 1998. The owner operator portion of the Company's fleet increased to 1,663 as of September 30, 1999 from 1,166 as of September 30, 1998.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Operating revenue increased $52.2 million or 23.0% to $279.4 million for the three months ended September 30, 1999 from $227.2 million for the corresponding period of 1998. The increase in operating revenue is primarily the result of the expansion of the Company's fleet as a result of strong shipper demand.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the third quarter of 1999 was 88.1% compared to 88.0% in the comparable period of 1998. The Company's operating ratio for the three months ended September 30, 1999 increased as a result of changes in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 13.9% and 13.2% in the third quarter of 1999 and 1998, respectively, and average loaded linehaul revenue per mile was $1.33 and $1.32 in the third quarter of 1999 and 1998, respectively.

Salaries, wages and employee benefits represented 35.8% of operating revenue for the three months ended September 30, 1999 compared with 37.1% for the same period in 1998. The decrease is primarily due to a decrease in the accrual for the profit-sharing contribution to the Company's 401(k) plan. This profit sharing contribution is based upon the Company's operating ratio. During the third quarter, the estimate of the full year operating ratio was revised due to the significant increase in fuel prices.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

Fuel as a percentage of operating revenue was 11.6% for the third quarter of 1999 versus 10.2% for the same period in 1998. The increase is due to an increase in fuel prices partially offset by an increase in the number of owner operators who are responsible for their own fuel. Actual fuel cost per gallon increased by approximately 19 cents per gallon in the third quarter of 1999 versus the third quarter of 1998.

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

Purchased transportation as a percentage of operating revenue was 17.8% for the three months ended September 30, 1999 compared to 14.9% in 1998. The increase is due to the growth of the owner operator fleet to 1,663 as of September 30, 1999 from 1,166 as of September 30, 1998 and an increase in logistics and intermodal revenue.

Rental expense as a percentage of operating revenue was 3.5% for the third quarter of 1999 versus 4.9% in 1998. At September 30, 1999 and 1998, leased tractors represented 48% and 54%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase and then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded $1.6 million in the third quarter of 1999 and $223,000 during the third quarter of 1998 from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 5.5% in the third quarter of 1999 versus 4.9% in 1998. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended September 30, 1999, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $695,000 compared to approximately $2.1 million in the third quarter of 1998. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 5.7% and 5.8% in the third quarter of 1999 and 1998, respectively.

Insurance and claims expense represented 2.5% and 2.9% of operating revenue in the third quarter of 1999 and 1998, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals and the related provision are estimated and adjusted based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Operating revenue increased $142.3 million or 22.4% to $776.9 million for the nine months ended September 30, 1999 from $634.6 million for the corresponding period of 1998. The increase in operating revenue is primarily the result of the expansion of the Company's fleet.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first nine months of 1999 was 89.0% compared to 89.1% in the comparable period of 1998. The Company's operating ratio for the nine months ended September 30, 1999 improved as a result of the increase in operating revenue combined with changes in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 14.1% and 13.6% in the first nine months of 1999 and 1998, respectively, and average loaded linehaul revenue per mile was $1.33 and $1.32 in the first nine months of 1999 and 1998, respectively.

Salaries, wages and employee benefits represented 36.6% of operating revenue for the nine months ended September 30, 1999 compared with 36.2% for the same period in 1998. The increase is primarily due to normal wage increases and associated benefits and taxes.

Fuel as a percentage of operating revenue was 10.9% for the first nine months of 1999 and 1998. Actual fuel cost per gallon increased by approximately five cents per gallon in the first nine months of 1999 versus 1998. However, an increase in the number of owner operators who are responsible for their own fuel had a positive impact on fuel as a percentage of operating revenue.

Purchased transportation as a percentage of operating revenue was 16.9% for the nine months ended September 30, 1999 compared to 15.4% in 1998. The increase is due to the growth of the owner operator fleet to 1,663 as of September 30, 1999 from 1,166 as of September 30, 1998 and an increase in logistics and intermodal revenue.

Rental expense as a percentage of operating revenue was 4.1% for the first nine months of 1999 versus 4.8% in 1998. As noted above, the percentage of the Company owned tractors which the Company leases decreased from 54% to 48% from the third quarter of 1998 to the third quarter of 1999. When it is economically advantageous to do so, the Company will purchase and then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded $3.2 million and $2.7 million in the first nine months of 1999 and 1998 respectively, from the sale of leased tractors.

Depreciation and amortization  expense as a percentage of operating  revenue was
5.4 % and 5.2% in the first nine months of 1999 and 1998. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the nine month period ended September 30, 1999, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $3.3 million compared to approximately $4.6 million in the first nine months of 1998. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 5.8% and 5.9% in the first nine months of 1999 and 1998, respectively.

Insurance and claims expense represented 2.5% and 3.0% of operating revenue in the first nine months of 1999 and 1998. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals and the related provision are estimated and adjusted based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

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

Net cash provided by operating activities was $105.2 million in the first nine months of 1999 compared to $98.7 million in 1998. The increase is primarily attributable to an increase in net earnings, depreciation and amortization and deferred income taxes offset by an increase in accounts receivable and a reduced increase in accounts payable, accrued liabilities and claims accrual.

Net cash used in investing activities decreased to $114.3 million in the first nine months of 1999 from $116.7 million in 1998. The decrease is primarily due to treasury stock purchases in 1998 that did not occur in 1999 and an increase in payments received on equipment sales receivable offset by an increase in capital expenditures, net of proceeds from the sale of equipment.

As of September 30, 1999, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $432 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first nine months of 1999, the Company incurred approximately $22.7 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $12 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

Net cash provided by financing activities amounted to $5.1 million in the first nine months of 1999 compared to $16.6 million in 1998. This decrease is primarily due to decreased borrowings under the line of credit offset by a reduction in repayments of long term debt.

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

The Company is currently negotiating with financial institutions for an additional financing facility to permit borrowings of up to $100 million. The Company now expects to have this facility in place during the fourth quarter of 1999.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the nine months ended September 30, 1999.

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

Item 6:        Exhibits and reports on Form 8-K

               (a)  Exhibit 11 - Schedule of  Computation  of Net  Earnings  Per
                    Share

                    Exhibit 27 - Financial Data Schedule

                    Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

               (b) No Current Reports on Form 8-K were filed during the three months ended September 30, 1999.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SWIFT TRANSPORTATION CO., INC.

Date: November 5, 1999                  /s/ William F. Riley III
                                        ----------------------------------------
                                                      (Signature)

                                                  William F. Riley III
                                                 Chief Financial Officer