Form 10-K
period 1999-12-31
SWIFT TRANSPORTATION CO INC
filed 2000-03-22
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 15, 2000, the aggregate market value of common stock held by non-affiliates of the Registrant was $432,259,232.

The number of shares outstanding of the Registrant's common stock on March 15, 2000 was 63,020,080.

                       DOCUMENTS INCORPORATED BY REFERENCE

Materials from the Registrant's Notice and Proxy Statement relating to the 2000 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                                        Exhibit Index at page 41
                                                                 Total pages 145

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

  Item 1.   Business........................................................   3
  Item 2.   Properties......................................................  10
  Item 3.   Legal Proceedings...............................................  11
  Item 4.   Submission of Matters to a Vote of Security Holders.............  11

PART II

  Item 5.   Market for the Registrant's Common Stock and Related
              Stockholder Matters...........................................  11
  Item 6.   Selected Financial and Operating Data...........................  13
  Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...........................  14
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk......  20
  Item 8.   Financial Statements and Supplementary Data.....................  20
  Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..........................  40

PART III

  Item 10.  Directors and Executive Officers of the Registrant..............  40
  Item 11.  Executive Compensation..........................................  40
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management................................................  40
  Item 13.  Certain Relationships and Related Transactions..................  40

PART IV

  Item 14.  Exhibits, Financial Statement Schedules and Reports
              on Form 8-K...................................................  41

SIGNATURES.................................................................. S-1

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

By meeting its customers' specific needs for both regional and transcontinental service and through selective acquisitions, Swift has been able to achieve significant growth in revenues over the past five years. Operating revenue has grown at a compound annual growth rate of 23.7% from $365.9 million in 1994 to $1.1 billion in 1999. During that same period, net earnings have grown at a compound annual growth rate of 24.2% from $22.6 million to $66.8 million.

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

OPERATING STRATEGY

Swift focuses on achieving high density for service-sensitive customers in short-to-medium haul traffic lanes. Through its network of 34 terminals, Swift is able to provide regional service on a nationwide basis. Swift's terminal network establishes a local market presence in the regions Swift serves and enables Swift to respond more rapidly to its customers' changing requirements. This regional network also enables Swift to enhance driver recruitment and retention by returning drivers to their homes regularly, reduce its purchases of higher priced fuel at truck stops and expedite lower cost, in-house equipment maintenance. With an average length of haul of 541 miles in 1999, Swift is able to limit its direct competition with railroads, intermodal services and longer-haul, less specialized truckload carriers.

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

To manage the higher costs and greater logistical complexity inherent in operating in short-to-medium haul traffic lanes, Swift employs sophisticated computerized management control systems to monitor key aspects of its operations, such as availability of equipment, truck productivity and fuel consumption. Swift has a three-year replacement program for substantially all of its tractors, which allows Swift to maximize equipment utilization and fuel economy by capitalizing on improved engine efficiency and vehicle aerodynamics and to minimize maintenance expense. For 1999 and 1998, Swift maintained an operating ratio of 89.0% and 88.7%, respectively.

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

The key elements of Swift's growth strategy are:

     * STRENGTHEN CORE CARRIER RELATIONSHIPS. Swift intends to continue to strengthen its core carrier relationships, expand its services to its existing customers and pursue new customer relationships. By concentrating on expanding its services to its existing customers, Swift's revenues from its top 25 customers of 1997 increased by 43% from 1997 to 1999. The largest 25, 10 and 5 customers, respectively, accounted for 52%, 35% and 24% of revenues in 1999, with no customer accounting for more than 7% of Swift's revenues during that same period. In addition to expanding its services to existing customers, Swift actively pursues new traffic commitments from high volume, financially stable shippers for whom it has not previously provided services.

     * PURSUE STRATEGIC ACQUISITIONS. Swift's revenue growth has been attributable, in significant part, to eight acquisitions completed in the last eleven years. These acquisitions have enabled Swift to expand from its historical operations base in the Western United States and develop a strong regional presence in the Midwestern, Eastern and Southeastern United States. Swift generally limits its consideration of acquisitions to those it believes will be accretive to earnings within six months, and historically all of its acquisitions have met this objective. During the past two years, acquisition opportunities have not met the Company's objective primarily because of the difference between the book value and market value of used equipment.

     * EXPLOIT PRIVATE FLEET OUTSOURCING. A number of large companies maintain their own private trucking fleets to facilitate distribution of their products. Swift believes that a high percentage of private fleet traffic is short-to-medium haul in nature, traveling an average of 500 miles or less per round trip. In order to reduce operating costs associated with private fleets, a number of large companies have begun to outsource their transportation and logistics requirements. Swift believes that its strong regional operations and average length of haul of less than 600 miles position it to take advantage of this trend, and Swift already serves as a preferred supplier or "core carrier" to many major shippers who are considering, or may in the future consider, outsourcing their transportation and logistics requirements.

OPERATIONS

Swift has developed a network of regional terminals and offices strategically located in areas which have strong, diverse economies and provide access to other key population centers. The terminals are located in close proximity to major customers who tender significant traffic volume to Swift. To minimize competition with long-haul truckload carriers and railroads, Swift operates principally within short-to-medium-haul traffic lanes. Although the Company's transcontinental division allows it to serve a broad spectrum of shipper needs, the primary regions in which Swift operates are ideally suited to short-to-medium-haul lanes because of the distribution of population and economic centers. During 1999 and 1998, Swift's average length of haul was 541 and 567 miles, respectively.

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

The achievement of significant regular freight volumes on high-density routes and consistent shipment scheduling over these routes are key elements of Swift's operations. As a result, Swift's terminal managers are better able to match available equipment to available loads and schedule regular maintenance and fueling at Company terminals, thereby improving productivity and asset utilization and minimizing empty miles and expensive over-the-road fueling and repair costs. Consistent scheduling also allows Swift to be more responsive to its customers' needs. Swift's regular scheduling and relatively short length of haul enable drivers to return to their homes regularly, which has helped Swift improve driver recruitment.

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

Swift's larger terminals are staffed with terminal managers, driver managers and customer service representatives. Terminal managers work with both the fleet managers and the customer service representatives, as well as all other operations personnel, to coordinate the needs of both customers and drivers. Terminal managers are also responsible for soliciting new customers and serving existing customers in their areas. Each driver manager is responsible for the general operation of approximately 29 trucks and their drivers, including driver retention, productivity per truck, routing, fuel consumption, safety and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.

ACQUISITIONS

The growth of the Company has been dependent in part upon the acquisition of trucking companies throughout the United States. In 1988, the Company acquired Cooper Motor Lines ("Cooper"), which established the Company's operations in the Eastern United States. In September 1991, Swift further expanded its eastern operations by acquiring Arthur H. Fulton, Inc. ("Fulton"). In June 1993, the Company strengthened its presence in the Northwestern United States with the acquisition of West's Best Freight Systems, Inc. ("West's Best").

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

The following table shows the type and age of Company-owned and leased equipment at December 31, 1999:

                                        57', 53' AND    SETS OF     FLATBED   SPECIALIZED
     MODEL YEAR          TRACTORS (1)     48' VANS    DOUBLE VANS   TRAILERS   TRAILERS
     ----------          ------------     --------    -----------   --------   --------
2000..................      1,937          2,774                         75         75
1999..................      2,215          4,946                         33         61
1998..................      1,479          3,194                         20          2
1997..................        698          3,411                        308         96
1996..................        272          2,225                        200
1995..................        114            718            155          93
1994 and prior........        225          4,566            403         197        167
                           ------        -------        -------      ------     ------
           Total......      6,940         21,834            558         926        401
                           ======        =======        =======      ======     ======

----------
(1)  Excludes 1,748 owner-operator tractors.

When purchasing new revenue equipment, Swift acquires standardized tractors and trailers manufactured to the Company's specifications. Since 1990, Swift has predominantly acquired tractors manufactured by Freightliner powered by Series 60 Detroit Diesel engines. Standardization of drive-line components allows Swift to operate with a minimum spare parts inventory, enhances Swift's maintenance program and simplifies driver training. Swift adheres to a comprehensive maintenance program that minimizes downtime and enhances the resale value of its equipment. In addition to its primary maintenance facility in Phoenix, Arizona, Swift performs routine servicing and maintenance of its equipment at most of its regional terminal facilities, thus avoiding costly on-road repairs and out-of-route trips. Swift has adopted a three-year replacement program on the majority of its line-haul tractors. This replacement policy enhances Swift's ability to attract drivers, maximize its fuel economy by capitalizing on improvement in both engine efficiency and vehicle aerodynamics, stabilize maintenance expense and maximize equipment utilization.

Swift has installed Qualcomm onboard, two-way vehicle satellite communication systems in the majority of its tractors. This communications system links drivers to regional terminals and corporate headquarters, allowing Swift to rapidly alter its routes in response to customer requirements and to eliminate the need for driver stops to report problems or delays. This system allows drivers to inform dispatchers and driver managers of the status of routing, loading and unloading or the need for emergency repairs. Swift believes the communications system improves fleet control, the quality of customer service and driver retention. Swift intends to continue to install the communication system in substantially all tractors acquired in the future.

In 1998, Swift adopted a speed limit of 60 miles per hour for Company tractors (62 miles per hour for team drivers) and 65 miles per hour for owner-operator tractors to reduce accidents, enhance fuel mileage and minimize maintenance expense. Substantially all of Swift's Company tractors are equipped with electronically controlled engines that are set to limit the speed of the vehicle.

MARKETING AND CUSTOMERS

Swift has targeted the service-sensitive segment of the truckload market, both common and contract, rather than that segment that uses price as its primary consideration. The Company has chosen to provide premium service with commensurate rates rather than compete primarily on the basis of price. The principal elements of Swift's premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and to maintain local contact with customers; a fully-integrated computer system to monitor shipment location and variations from schedule; an onboard communication system that enables the Company to reroute traffic; well-maintained, late model equipment; timely deliveries; extra equipment for the convenience of customers, which enables Swift to respond promptly to customers' varying requirements; assistance in loading and unloading; and Company control of revenue equipment. By concentrating on expanding its services to its existing customers, the Company's revenues from its top 25 customers of 1997 increased 43% from 1997 to 1999.

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

The largest 25, ten and five customers accounted for approximately 52%, 35% and 24% respectively, of Swift's revenues during 1999, 46%, 33% and 22%, respectively, of Swift's revenues during 1998 and 47%, 33% and 23%, respectively, of Swift's revenues during 1997. No customer accounted for more than 7% of Swift's gross revenues during any of the three most recent fiscal years. Swift's largest customers include retail and discount department store chains, manufacturers, non-perishable food companies, beverage and beverage container producers and building materials companies.

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

Swift bases its drivers at the regional terminals and monitors each driver's location on its computer system. Swift uses this information to schedule the routing for its drivers so that they can return home frequently. In order to attract and retain highly qualified drivers and promote safe operations, the Company purchases premium quality tractors equipped with optional comfort and safety features, such as air ride suspension, air conditioning, high quality interiors, power steering, engine brakes and raised roof double sleeper cabs. The majority of company drivers are compensated on the basis of miles driven, loading/unloading and number of stops or deliveries, plus bonuses. Base pay for miles driven increases with a driver's length of service. Drivers employed by Swift participate in company-sponsored health, life and dental insurance plans and are eligible to participate in a 401(k) Profit Sharing Plan and an Employee Stock Purchase Plan.

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

As of December 31, 1999, Swift employed approximately 11,000 full-time persons, of whom approximately 8,300 were drivers (including driver trainees), 1,000 were mechanics and other equipment maintenance personnel and the balance were support personnel, such as sales personnel, corporate managers and administration. None of Swift's drivers or other employees is represented by a collective bargaining unit. In the opinion of management, Swift's relationship with its drivers and employees is good.

SAFETY

The Company has an active safety and loss prevention program at each of its terminals. Supervisors engage in ongoing training of drivers regarding safe vehicle operations and loading procedures. The Company has adopted maximum speed limits. The Company believes that its insurance and claims expense as a percentage of operating revenue is one of the best in the industry which is attributable to its overall strong safety program. In December 1997, the Company received the highest safety rating given to motor carriers by the United States Department of Transportation.

FUEL

In order to reduce fuel costs, the Company purchases approximately 73% of its fuel in bulk at 28 of its 34 terminals. Swift stores fuel in underground storage tanks at four of its bulk fueling terminals and in above ground storage tanks at its other bulk fueling terminals. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company. From time to time, the Company, in response to increases in fuel costs, has implemented fuel surcharges to pass on to its customers all or substantially all of such costs. However, there can be no assurance that such fuel surcharges could be used to offset future increases in fuel prices. The Company believes that its most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. The Company has not used derivative-type products as a hedge against higher fuel costs in the past but continues to evaluate this possibility.

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

The Company's operations are also subject to various federal, state and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks. The Company believes that its operations are in substantial compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material adverse effect on the Company's business or operating results.

SEASONALITY

In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments after the winter holiday season. The Company's operating expenses also tend to be higher in the winter months primarily due to colder weather which causes higher fuel consumption from increased idle time.

ITEM 2. PROPERTIES

The following table provides information regarding the Company's regional terminals and/or offices:

Company                                                                  Owned
Location                                                               or Leased
--------                                                               ---------
Albany, Georgia........................................................  Leased
Albuquerque, New Mexico................................................  Leased
Atlanta, Georgia.......................................................  Leased
Birmingham, Alabama....................................................  Leased
Columbus, Ohio.........................................................  Owned
Corsicana, Texas.......................................................  Leased
Denver, Colorado.......................................................  Leased
Eden, North Carolina...................................................  Owned
Edwardsville, Kansas...................................................  Owned
Fontana, California....................................................  Owned
Gary, Indiana..........................................................  Owned
Greer, South Carolina..................................................  Owned
Harrisburg, Pennsylvania...............................................  Owned
Invergrove Heights (Minneapolis), Minnesota............................  Leased
Irving, Texas..........................................................  Leased
Laredo, Texas..........................................................  Leased
Lathrop (Bay Area), California.........................................  Owned
Lewiston, Idaho........................................................  Leased
Manteno, Illinois......................................................  Owned
Memphis, Tennessee.....................................................  Owned
Ocala, Florida.........................................................  Owned
Oklahoma City, Oklahoma................................................  Owned
Phoenix, Arizona.......................................................  Owned
Pueblo, Colorado.......................................................  Owned
Richmond, Virginia.....................................................  Owned
Romulus, Michigan......................................................  Leased
Salt Lake City, Utah...................................................  Leased
Seattle, Washington....................................................  Leased
Shoals, Indiana........................................................  Owned
Sparks, Nevada.........................................................  Owned
Syracuse, New York.....................................................  Owned
Town of Menasha, Wisconsin.............................................  Owned
Troutdale (Portland), Oregon...........................................  Owned
Willows, California....................................................  Owned

Swift's headquarters is located on approximately 153 acres in Phoenix, Arizona and contains 83,000 square feet of office space, 106,000 square feet of shop and maintenance facilities, 27,000 square feet of a drivers' center, a recruiting and training center, a warehouse facility, a two-bay truck wash and an eight lane fueling center. The Company's prior headquarters is held for sale. As of December 31, 1999, the Company's aggregate monthly rent for all leased properties was $129,000.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury or property damage incurred in the transportation of freight. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers to be adequate. The Company is not aware of any claims or threatened claims that might have a material adverse effect on the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is publicly traded on the Nasdaq National Market ("Nasdaq") under the symbol "SWFT". The following table sets forth the high and low closing sales prices of the common stock reported by Nasdaq for the periods shown.

                                                           Common Stock
                                                       --------------------
                                                       High             Low
                                                       ----             ---
 1999
        First Quarter...........................      $22.50           $16.33
        Second Quarter..........................       22.63            14.00
        Third Quarter...........................       24.00            18.75
        Fourth Quarter..........................       19.81            12.69

 1998
        First Quarter...........................      $17.83           $12.72
        Second Quarter..........................       17.17            12.00
        Third Quarter...........................       15.33            10.59
        Fourth Quarter..........................       19.50            11.29

On March 15, 2000, the last reported sales price of the Company's common stock was $17.75 per share. At that date, the number of stockholder accounts of record of the Company's common stock was 2,811. The Company estimates there are approximately 5,100 beneficial holders of the Company's common stock.

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

INFLUENCE BY PRINCIPAL STOCKHOLDER.  Trusts established for the benefit of Jerry
C. Moyes and his family beneficially own approximately 45% of the Company's common stock. Accordingly, Mr. Moyes will have a significant influence upon the activities of the Company, as well as on all matters requiring approval of the stockholders, including electing members of the Company's Board of Directors and causing or restricting the sale or merger of the Company. This concentration of ownership, as well as the ability of the Board to establish the terms of and issue preferred stock of the Company without stockholder approval, may have the effect of delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over their current market prices.

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

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1999 is derived from the Company's Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999 and the independent auditors' report thereon, are included in Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. Information presented below under the caption, Operating Statistics, is unaudited.

                                                            Years Ended December 31,
                                         --------------------------------------------------------------
                                           1999         1998         1997(1)      1996(2)       1995
                                         ----------    --------     --------      --------     --------
                                      (Dollar Amounts in Thousands, Except Per Share and Per Mile Amounts)
CONSOLIDATED STATEMENTS OF
EARNINGS DATA:
Operating revenue.....................   $1,061,234    $873,433     $713,638      $562,259     $458,165
Earnings before income taxes..........   $  107,601    $ 93,306     $ 69,994      $ 47,212     $ 40,070
Net earnings..........................   $   66,831    $ 55,511     $ 41,644      $ 27,422     $ 23,040
Diluted earnings per share............   $     1.02    $    .85     $    .64      $    .47     $    .41
CONSOLIDATED BALANCE SHEET DATA
(AT END OF YEAR):
Working capital.......................   $   88,028    $ 81,048     $ 64,168      $ 36,938     $  6,735
Total assets..........................   $  794,574    $636,283     $471,134      $380,605     $311,308
Long-term obligations, less
   current portion....................   $  168,153    $143,208     $ 73,420      $ 40,284     $ 68,954
Stockholders' equity..................   $  394,199    $327,353     $274,175      $226,666     $134,835
OPERATING STATISTICS (AT END OF YEAR):
Operating ratio.......................         89.0%       88.7%        89.6%         90.5%        89.9%
Pre-tax margin (3)....................         10.1%       10.7%         9.8%          8.4%         8.7%
Average line haul revenue per mile ...   $     1.15    $   1.14     $   1.13      $   1.11     $   1.11
Empty mile percentage.................         14.0%       13.5%        13.7%         14.0%        13.9%
Average length of haul (in miles).....          541         567          571           576          591
Total tractors at end of period:
   Company-operated...................        6,940       5,573        4,968         4,166        3,472
   Owner-operator.....................        1,748       1,225          910           665          477
Trailers at end of period.............       23,719      18,348       15,499        12,151        8,788

(1) Includes the results of operations from the acquisition of certain assets of DTI beginning April 8, 1997.

(2) Includes the results of operations from the asset acquisition of the dry freight van division of Navajo Shippers, Inc., Digby Leasing, Inc. and Digby-Ringsby Truck Line, Inc. beginning on September 12, 1996.

(3) Pre-tax margin represents earnings before income taxes as a percentage of operating revenue. Because of the impact that equipment financing methods can have on the operating ratio (operating expenses as a percentage of operating revenue), the Company believes that the most meaningful comparative measure of its operating efficiency is its pre-tax margin, which takes into consideration both the Company's total operating expenses and net interest expense as a percentage of operating revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Swift's fleet has been predominantly comprised of Company-owned and leased tractors. The Company's decisions whether to buy or lease new and replacement revenue equipment is based upon the overall economic impact of the alternative financing methods, including market prices available and income tax considerations. Depending on whether revenue equipment is purchased or leased, several categories of the Company's operating expenses have varied, and will continue to vary, as a percentage of the Company's revenues. Because of the impact that equipment financing methods can have on the operating ratio (operating expenses as a percentage of operating revenue), the Company believes that the most meaningful comparative measure of its operating efficiency is its pre-tax margin (earnings before income taxes as a percentage of operating revenue), which takes into consideration both the Company's total operating expenses and net interest expense as a percentage of operating revenue. Accordingly, in the discussion and analysis below, the Company has focused on the factors contributing to operating revenue increases and to the increase or decrease in its pre-tax margin during the periods presented. In the "forward-looking statements" that may be included herein, important factors such as the financial position of the Company, its customers' needs, the cost of new equipment and new construction, the availability of buyers in the marketplace, fuel costs and other factors may cause actual results to vary.

Although the trend of shippers in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with 6,940 tractors as of December 31, 1999 compared to 4,166 tractors as of December 31, 1996. This fleet growth was accomplished through a combination of internal growth and through strategic acquisitions. See "Business -- General." During this same period, the Company's owner operator fleet has expanded to 1,748 as of December 31, 1999 from 665 as of December 31, 1996.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:

                                                         DECEMBER 31,
                                              ---------------------------------
                                              1999          1998           1997
                                              ----          ----           ----
Operating revenue                             100.0%        100.0%        100.0%
Operating expenses:
  Salaries, wages and employee benefits        35.9          36.5          34.5
  Operating supplies and expenses               8.5           9.1           8.9
  Fuel                                         11.2          10.7          12.8
  Purchased transportation                     17.2          15.5          13.5
  Rental expense                                4.2           4.7           6.5
  Insurance and claims                          2.6           2.8           3.2
  Depreciation and amortization                 5.4           5.3           5.3
  Communications and utilities                  1.3           1.3           1.5
  Operating taxes and licenses                  2.7           2.8           3.4
                                              -----         -----         -----
  Total operating expenses                     89.0          88.7          89.6
                                              -----         -----         -----
Operating income                               11.0          11.3          10.4
Net interest expense                            1.0            .7            .7
Other (income) expense, net                    (0.1)         (0.1)         (0.1)
                                              -----         -----         -----
Earnings before income taxes                   10.1          10.7           9.8
Income taxes                                    3.8           4.3           4.0
                                              -----         -----         -----
Net earnings                                    6.3%          6.4%          5.8%
                                              =====         =====         =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Operating revenue increased $187.8 million, or 21.5%, to $1.1 billion for the year ended December 31, 1999 from $873.4 million for the previous year. The increase in operating revenue is due primarily to the expansion of the Company's total fleet to 8,688 tractors at December 31, 1999 from 6,798 at December 31, 1998, an increase of 1,890 tractors.

The Company's operating ratio was 89.0% and 88.7% in 1999 and 1998, respectively. The Company's operating ratio for 1999 increased as a result of changes in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor was 14.0% and 13.5% and the average loaded linehaul revenue per mile was $1.34 and $1.32 (excluding fuel surcharge) for the years ended December 31, 1999 and 1998, respectively.

Salaries, wages and employee benefits represented 35.9% of operating revenue for the year ended December 31, 1999 compared with 36.5% for 1998. The decrease is due primarily to the reversal of a $5.4 million accrual related to an EEOC action as a result of the Company agreeing to pay an amount significantly below the amount of the original settlement offer. This reversal of accrual was offset by an increase in the accrual for the Company's 401(k) profit sharing contribution and normal wage increases with associated benefits and taxes.

In February 2000, the Company announced an increase in certain driver wage rates effective April 1, 2000. The Company expects this increase to be substantially offset by an increase in operating revenue as a result of increases in rates charged to customers.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

Fuel expenses represented 11.2% and 10.7% of operating revenue in 1999 and 1998, respectively. The increase in fuel as a percentage of revenue is due primarily to increased fuel prices and offset by the impact of an increase in the revenue generated by the owner operator fleet. Actual fuel cost per gallon increased by approximately 10 cents per gallon in 1999 versus 1998.

Fuel costs for the first sixty days of 2000 increased forty-five cents per gallon compared to the same period in 1999, an increase of 53%.

Increases in fuel costs (including fuel taxes), to the extent not offset by rate increases or fuel surcharges, could have an adverse effect on the operations and profitability of the Company. Management believes that the most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such an option is necessary and available. The Company currently does not use derivative-type hedging products but is evaluating the possible use of these products.

Purchased transportation represented 17.2% and 15.5% of operating revenue for the years ended December 31, 1999 and 1998, respectively. This increase is due to the growth of the Company's owner operator fleet from 1,225 at December 31, 1998 to 1,748 at December 31, 1999 and an increase in logistics and intermodal operations.

Rental expense as a percentage of operating revenue was 4.2% and 4.7% for the years ended December 31, 1999 and 1998, respectively. During 1999 and 1998, leased tractors represented approximately 50% and 54%, respectively of the fleet (exclusive of owner operators). In addition to the reduction in the percentage of tractors which were leased, rental expense was positively impacted by a reduction in the number of leased trailers in 1999 versus 1998. When it is economically feasible to do so, the Company will purchase then sell tractors it leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. During the years ended December 31,1999 and 1998, respectively, the Company recorded gains of approximately $3.6 million and $3.8 million from the sale of leased tractors.

Depreciation and amortization expense was 5.4% and 5.3% of operating revenue for the years ended December 31, 1999 and 1998, respectively. During the year ended December 31, 1999 the Company recorded gains on the sale of revenue equipment of approximately $4.0 million compared with approximately $6.1 million in 1998. Exclusive of gains, which reduced depreciation and amortization expense, the percentage of depreciation and amortization to operating revenue in 1999 and 1998 was 5.8% and 6.0%, respectively.

Insurance and claims expense represented 2.6% and 2.8% of operating revenue in the years ended December 31,1999 and 1998, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

Interest expense increased to $9.6 million in 1999 from $6.3 million in 1998. This increase was due to increased borrowings under the Company's line of credit.

The effective tax rate was 37.9% and 40.5% in 1999 and 1998, respectively. This rate was positively impacted in 1999 by the finalization of certain tax strategies and an enterprise zone credit.

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

The Company's operating ratio was 88.7% and 89.6% in 1998 and 1997, respectively. The Company's operating revenue and operating ratio for 1998 improved as a result of strong shipper demand which caused an increase in operating revenue and the favorable impact in components of operating expenses explained below. The Company's empty mile factor was 13.5% and 13.7% and the average linehaul revenue per mile was $1.143 and $1.118 (excluding fuel surcharge) for the years ended December 31, 1998 and 1997, respectively.

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

Increases in fuel costs (including fuel taxes), to the extent not offset by rate increases or fuel surcharges, could have an adverse effect on the operations and profitability of the Company. Management believes that the most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such an option is necessary and available. The Company did not use derivative-type hedging productsin 1998 and 1997.

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

Net cash provided by operating activities was $150.7 million for the year ended December 31, 1999 compared to $114.9 million for 1998. The increase is primarily attributable to increases in net earnings and deferred taxes offset by an increase in accounts receivable and a smaller increase in accounts payable, accrued liabilities and claims accruals.

Net cash used in investing activities decreased to $167.4 million for the year ended December 31, 1999 from $171.4 million for 1998. The decrease is due primarily to a decrease in capital expenditures and increased proceeds from the sale of property and equipment.

As of December 31, 1999, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $387 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the year ended December 31, 1999, the Company incurred approximately $39 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $52 million in 2000 for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

The funding for capital expenditures has been and will be from a combination of cash provided by operating activities, amounts available under the Company's $170 million line of credit, accounts receivable securitization, lease and debt financing and equity offerings. The availability of capital for revenue equipment and other capital expenditures will be affected by prevailing market conditions and the Company's financial condition and results of operations.

Net cash provided by financing activities was $20.1 million in 1999 compared to $57.3 million in 1998. The decrease in cash provided by financing activities is primarily due to an decrease in borrowings under the line of credit.

Management believes that it will be able to finance its needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth through a combination of revenue equipment purchases and strategic acquisitions, as opportunities become available, with cash flows from operations, borrowings available under the line of credit, accounts receivable securitization and with long-term debt and operating lease financing believed to be available to finance revenue equipment purchases. Over the long term, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.

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

ACQUISITIONS. The growth of the Company has been dependent in part upon the acquisition of trucking companies throughout the United States. To date, the Company has been successful in identifying trucking companies to acquire and in integrating such companies' operations into the Company's operations. The Company may face competition from transportation companies or other third parties for acquisition opportunities that become available. There can be no assurance that the Company will identify acquisition candidates that will result in successful combinations in the future. Any future acquisitions by the Company may result in the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, which could adversely affect the Company's profitability, or could involve the potentially dilutive issuance of additional equity securities. In addition, acquisitions involve numerous risks, including difficulties in assimilation of the acquired company's operations particularly in the period immediately following the consummation of such transactions, the diversion of the attention of the Company's management from other business, and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a material adverse effect on the Company's business and operating results.

DEPENDENCE ON KEY PERSONNEL. The Company is highly dependent upon the services of Mr. Jerry Moyes, Chairman of the Board, President and Chief Executive Officer, Mr. William F. Riley, III, Senior Executive Vice President and Chief Financial Officer, Mr. Rodney K. Sartor, Executive Vice President, Mr. Patrick
J. Farley, Executive Vice President, and Mr. Kevin H. Jensen, Executive Vice President. Although the Company believes it has an experienced and talented management group, the loss of the services of Mr. Moyes, Mr. Riley, Mr. Sartor, Mr. Farley or Mr. Jensen could have a material adverse effect on the Company's operations and future profitability. The Company does not have employment agreements with nor does it maintain key man life insurance on Messrs. Moyes, Riley, Sartor, Farley or Jensen.

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

CLAIMS EXPOSURE; INSURANCE. The Company currently self-insures for liability resulting from cargo loss, personal injury and property damage, and maintains insurance with licensed insurance companies above its limits on self-insurance. To the extent the Company were to experience an increase in the number of claims for which it is self-insured, the Company's operating results would be materially adversely affected. In addition, significant increases in insurance costs, to the extent not offset by freight rate increases, would reduce the Company's profitability.

DEPENDENCE ON KEY CUSTOMERS. A significant portion of the Company's revenue is generated from key customers. During 1999, the Company's top 25, 10 and 5 customers accounted for 52%, 35% and 24% of revenues, respectively. The Company does not have long-term contractual relationships with many of its key customers, and there can be no assurance that the Company's relationships with its key customers will continue as presently in effect. A reduction in or termination of the Company's services by a key customer could have a material adverse effect on the Company's business and operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has interest rate exposure arising from the Company's line of credit and accounts receivable securitization which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its conservative debt ratio target and its mix of fixed and variable rate debt and lease financing. At December 31, 1999, the fair value of the Company's long-term debt approximated carrying value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of the Company as of December 31, 1999 and 1998 for each of the years in the three-year period ended December 31, 1999, together with related notes and the report of KPMG LLP, independent certified public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 14 of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Swift Transportation Co., Inc.:

We have audited the accompanying consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Co., Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                        /s/ KPMG LLP

Phoenix, Arizona
February 25, 2000

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               DECEMBER 31,
                                                         ----------------------
                             ASSETS                        1999          1998
                                                         --------      --------
Current assets:
   Cash.............................................   $    9,969    $    6,530
   Accounts receivable, net.........................      153,418       118,555
   Equipment sales receivables......................        5,966         5,262
   Inventories and supplies.........................        7,410         4,866
   Prepaid taxes, licenses and insurance............       17,010        15,228
   Assets held for sale.............................        5,468         5,468
   Deferred income taxes............................        4,200         4,010
                                                         --------      --------
         Total current assets.......................      203,441       159,919
                                                         --------      --------
Property and equipment, at cost:
   Revenue and service equipment....................      608,470       487,928
   Land.............................................       12,879         8,409
   Facilities and improvements......................      112,659        85,919
   Furniture and office equipment...................       20,260        15,566
                                                         --------      --------
         Total property and equipment...............      754,268       597,822
Less accumulated depreciation and amortization......      172,936       131,045
                                                         --------      --------
         Net property and equipment.................      581,332       466,777
Other assets........................................        2,731         1,770
Goodwill............................................        7,070         7,817
                                                         --------      --------
                                                         $794,574      $636,283
                                                         ========      ========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                DECEMBER 31,
                                                            --------------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY         1999        1998
                                                            --------    --------
Current liabilities:
   Accounts payable......................................  $  53,917   $  27,100
   Accrued liabilities...................................     34,493      27,273
   Current portion of claims accruals....................     26,530      23,788
   Current portion of long-term debt.....................        473         710
                                                            --------    --------
         Total current liabilities.......................    115,413      78,871
                                                            --------    --------
Borrowings under revolving line of credit................    152,500     128,000
Long-term debt, less current portion.....................     15,653      15,208
Claims accruals, less current portion....................     21,122      28,091
Deferred income taxes....................................     95,687      58,760

Stockholders' equity:
Preferred stock, par value $.001 per share
   authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share
   authorized 150,000,000 shares; issued 65,818,166 and
   65,044,275 shares in 1999 and 1998, respectively......         66          65
Additional paid-in capital...............................    131,571     123,386
Retained earnings........................................    283,749     216,918
                                                            --------    --------
                                                             415,386     340,369
Less treasury stock, at cost (1,862,550 and
   1,323,075 shares in 1999 and 1998, respectively)......     21,187      13,016
                                                            --------    --------
         Total stockholders' equity......................    394,199     327,353
                                                            --------    --------
Commitments and contingencies
                                                            $794,574    $636,283
                                                            ========    ========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                   YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                1999         1998        1997
                                             ----------    --------    --------
Operating revenue..........................  $1,061,234    $873,433    $713,638
                                             ----------    --------    --------
Operating expenses:
   Salaries, wages and employee benefits...     381,238     318,992     246,231
   Operating supplies and expenses.........      88,921      79,556      63,622
   Fuel  ..................................     119,143      93,023      91,257
   Purchased transportation................     182,832     135,453      96,107
   Rental expense..........................      44,854      41,447      46,545
   Insurance and claims....................      27,486      24,094      23,161
   Depreciation and amortization...........      57,659      46,033      37,849
   Communications and utilities............      14,085      11,433      10,695
   Operating taxes and licenses............      28,575      24,710      24,132
                                             ----------    --------    --------
         Total operating expenses..........     944,793     774,741     639,599
                                             ----------    --------    --------
         Operating income..................     116,441      98,692      74,039
                                             ----------    --------    --------
Other (income) expenses:
   Interest expense........................       9,574       6,277       4,647
   Interest income.........................        (338)       (269)       (183)
   Other ..................................        (396)       (622)       (419)
                                             ----------    --------    --------
         Other (income) expenses, net......       8,840       5,386       4,045
                                             ----------    --------    --------
         Earnings before income taxes......     107,601      93,306      69,994
   Income taxes............................      40,770      37,795      28,350
                                             ----------    --------    --------
         Net earnings......................  $   66,831    $ 55,511    $ 41,644
                                             ==========    ========    ========

Basic earnings per share...................  $     1.04    $    .87    $    .66
                                             ==========    ========    ========

Diluted earnings per share.................  $     1.02    $    .85    $    .64
                                             ==========    ========    ========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                   COMMON STOCK        ADDITIONAL                                TOTAL
                               ---------------------    PAID-IN      RETAINED     TREASURY    STOCKHOLDERS'
                                 SHARES    PAR VALUE    CAPITAL      EARNINGS      STOCK         EQUITY
                               ----------  ---------   ---------    ---------    ---------      ---------
Balances, January 1, 1997 ...  63,303,039    $ 63      $ 110,256    $ 119,763    $  (3,416)     $ 226,666
Issuance of common stock
 under stock option and
 employee stock purchase
 plans ......................     887,296       1          2,963                                    2,964
Income tax benefit arising
 from the exercise of stock
 options ....................                              2,765                                    2,765
Amortization of deferred
  compensation ..............                                136                                      136
Net earnings ................                                          41,644                      41,644
                               ----------    ----      ---------    ---------    ---------      ---------
Balances, December 31, 1997..  64,190,335      64        116,120      161,407       (3,416)       274,175
Issuance of common stock
 under stock option and
 employee stock purchase
 plans ......................     853,940       1          3,726                                    3,727
Income tax benefit arising
 from the exercise of stock
 options ....................                              3,349                                    3,349
Amortization of deferred
 compensation ...............                                212                                      212
Payment of stock split
 fractional share ...........                                (21)                                     (21)
Purchase of 826,500 shares
 of treasury stock ..........                                                       (9,600)        (9,600)
Net earnings ................                                          55,511                      55,511
                               ----------    ----      ---------    ---------    ---------      ---------
Balances, December 31, 1998..  65,044,275      65        123,386      216,918      (13,016)       327,353
Issuance of common stock
 under stock option and
 employee stock purchase
 plans ......................     773,891       1          4,578                                    4,579
Income tax benefit arising
 from the exercise of stock
 options ....................                              3,311                                    3,311
Amortization of deferred
 compensation ...............                                305                                      305
Payment of stock split
 fractional share ...........                                 (9)                                      (9)
Purchase of 539,475 shares
 of treasury stock ..........                                                       (8,171)        (8,171)
Net earnings ................                                          66,831                      66,831
                               ----------    ----      ---------    ---------    ---------      ---------
Balances, December 31, 1999..  65,818,166    $ 66      $ 131,571    $ 283,749    $ (21,187)     $ 394,199
                               ==========    ====      =========    =========    =========      =========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        1999        1998        1997
                                                      --------    --------    --------
Cash flows from operating activities:
  Net earnings......................................  $ 66,831    $ 55,511    $ 41,644
  Adjustments to reconcile net earnings
    to net cash provided by operating
    activities:
    Depreciation and amortization...................    54,016      42,568      37,104
    Deferred income taxes...........................    36,737      15,610       4,830
    Income tax benefit arising from the
      exercise of stock options.....................     3,311       3,349       2,765
    Provision for losses on accounts
      receivable....................................     1,200       1,110         240
    Amortization of deferred compensation...........       305         212         136
    Increase (decrease) in cash resulting
      from changes in (net of effect of
      acquisition in 1997):
      Accounts receivable...........................   (36,058)    (27,056)    (14,890)
      Inventories and supplies......................    (2,544)       (357)       (512)
      Prepaid expenses and other current
        assets......................................    (1,782)    (10,138)     (1,636)
      Other assets..................................    (1,089)         78        (720)
      Accounts payable, accrued liabilities
        and claims accruals.........................    29,810      33,982       6,932
                                                      --------    --------    --------
      Net cash provided by operating
        activities..................................   150,737     114,869      75,893
                                                      --------    --------    --------
Cash flows from investing activities:
  Proceeds from sale of property and
    equipment.......................................    64,650      63,233      30,680
  Capital expenditures..............................  (237,340)   (238,002)   (131,310)
  Payments received on equipment sales
    receivables.....................................     5,262       3,407         389
  Business acquisitions.............................                            (3,749)
                                                      --------    --------    --------
    Net cash used in investing activities...........  (167,428)   (171,362)   (103,990)
                                                      --------    --------    --------
Cash flows from financing activities:
  Repayments of long-term debt......................      (765)     (8,287)    (10,332)
  Increase in borrowings under
    revolving line of credit........................    24,500      71,500      40,000
  Payment of stock split fractional shares .........        (9)        (21)
  Proceeds from sale of common stock................     4,575       3,705       2,945
  Purchase of treasury stock........................    (8,171)     (9,600)
                                                      --------    --------    --------
    Net cash provided by financing activities.......    20,130      57,297      32,613
                                                      --------    --------    --------
Net increase in cash................................     3,439         804       4,516
Cash at beginning of year...........................     6,530       5,726       1,210
                                                      --------    --------    --------
Cash at end of year.................................  $  9,969    $  6,530    $  5,726
                                                      ========    ========    ========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)


                                                      YEARS ENDED DECEMBER 31,
                                                   -----------------------------
                                                     1999      1998       1997
                                                   -------   --------   --------
Supplemental disclosure of cash flow information:
 Cash paid during the year for:
   Interest...................................     $ 9,661   $  5,842   $  4,568
                                                   =======   ========   ========
   Income taxes...............................     $17,104   $ 27,404   $ 23,059
                                                   =======   ========   ========

Supplemental schedule of noncash investing
  and financing activities:
  Equipment sales receivables.................     $ 5,966   $  5,385   $  3,284
                                                   =======   ========   ========
  Direct financing for purchase of equipment..     $   973   $    436
                                                   =======   ========

During 1997, in connection with a business
  acquisition, assets were acquired and
  liabilities were incurred as follows:
  Current assets..............................                          $    180
  Property and equipment......................                             2,554
  Intangibles.................................                             1,015
                                                                        --------
  Cash paid...................................                          $  3,749
                                                                        ========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Swift Transportation Co., Inc., a Nevada holding company, together with its wholly-owned subsidiaries ("Company"), is a national truckload carrier operating throughout the continental United States.

PRINCIPLES OF CONSOLIDATION

The consolidated  financial  statements  include the accounts of the Company and
its  wholly-owned  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

INVENTORIES AND SUPPLIES

Inventories and supplies consist primarily of spare parts, tires, fuel and supplies and are stated at cost. Cost is determined using the first-in, first-out (FIFO) method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Gains and losses from the sale of revenue equipment are included as a component of depreciation expense. Net gains in 1999, 1998 and 1997 were $4,000,000, $6,105,000 and $3,626,000, respectively.

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

For the years ended December 31, 1999, 1998 and 1997, the Company capitalized interest related to self-constructed assets totaling $1,140,000, $894,000 and $586,000, respectively.

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

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

GOODWILL

Goodwill represents the excess of purchase price over fair value of net assets acquired. Such goodwill is being amortized on the straight-line method over periods ranging from 15 to 20 years. Accumulated amortization was $4,509,000 and $3,762,000 at December 31, 1999 and 1998, respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other long lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in determining whether the asset is impaired.

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

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during each period (64,079,000, 64,005,000 and 63,363,000 for 1999, 1998, and 1997, respectively). Diluted earnings per common share includes the impact of stock options assumed to be exercised using the treasury stock method. The denominator for diluted earnings per share is greater than the denominator used in the basic earnings per share by 1,211,000, 1,245,000, and 1,413,000 shares in 1999, 1998, and 1997, respectively. The numerator is the same for both basic and diluted earnings per share.

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

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(2) ACCOUNTS RECEIVABLE

Accounts receivable consists of:

                                                                DECEMBER 31,
                                                           ---------------------
                                                             1999         1998
                                                           --------     --------
                                                               (IN THOUSANDS)

Trade customers........................................    $134,649     $112,290
Equipment manufacturers................................       3,100        1,050
Income tax receivable..................................      16,715        3,645
Other..................................................         707        2,686
                                                           --------     --------
                                                            155,171      119,671
Less allowance for doubtful accounts ..................       1,753        1,116
                                                           --------     --------
                                                           $153,418     $118,555
                                                           ========     ========

The schedule of allowance for doubtful accounts is as follows:

                                      BEGINNING                         ENDING
                                       BALANCE   ADDITIONS  DEDUCTIONS  BALANCE
                                       -------    -------     ------    -------
                                                    (IN THOUSANDS)
Years ended December 31:
1999...............................    $ 1,116    $ 1,200     $ (563)   $ 1,753
                                       =======    =======     ======    =======
1998...............................    $   291    $ 1,110     $ (285)   $ 1,116
                                       =======    =======     ======    =======
1997...............................    $   553    $   240     $ (502)   $   291
                                       =======    =======     ======    =======

(3) ASSETS HELD FOR SALE

Assets held for sale consist of land, land improvements, building and equipment related to the Company's former corporate headquarters and terminal located in Phoenix, Arizona and is stated at the lower of depreciated cost or fair value less costs to sell.

(4) ACCRUED LIABILITIES

Accrued liabilities consists of:

                                                                DECEMBER 31,
                                                            --------------------
                                                             1999         1998
                                                            -------      -------
                                                                (IN THOUSANDS)

Employee compensation....................................   $22,996      $16,741
Fuel and mileage taxes...................................     3,057        3,789
Other....................................................     8,440        6,743
                                                            -------      -------
                                                            $34,493      $27,273
                                                            =======      =======

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(5) ACCOUNTS RECEIVABLE SECURITIZATION

In December 1999, the Company (through a wholly-owned bankruptcy-remote special purpose subsidiary) entered into an agreement to sell, on a revolving basis, interests in its accounts receivable to an unrelated financial entity. The bankruptcy-remote subsidiary has the right to repurchase the receivables from the unrelated entity. Therefore, the transaction does not meet the criteria for sale treatment under Financial Accounting Standard No. 125 and is reflected as a secured borrowing in the financial statements.

The Company can receive up to a maximum of $100 million of proceeds, subject to eligible receivables and will pay a program fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates on the proceeds received. The proceeds received will be reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of December 31, 1999 there were no proceeds received.

(6) BORROWINGS UNDER REVOLVING LINE OF CREDIT

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

The Credit Agreement includes financing for letters of credit. The Company has outstanding letters of credit primarily for workers' compensation and liability self-insurance purposes totaling $15 million at December 31, 1999.

(7) LONG-TERM DEBT

Long-term debt consists of the following:

                                                              DECEMBER 31,
                                                          -------------------
                                                           1999        1998
                                                          -------     -------
                                                             (IN THOUSANDS)
Notes payable to commercial lending institutions with
 varying payments through the year 2005:
   Fixed interest rates ranging from 4.0% to 4.77%.....   $ 1,126     $   918
Note payable to insurance  company bearing  interest
 at 6.78% payable monthly with principal  payments of
 $3,000,000  due in 2002 through 2006 secured by deed
 of   trust   on   Phoenix    facilities.    Covenant
 requirements include minimum debt to equity and debt
 coverage ratio and tangible net worth. The covenants
 include limitations on dividends and treasury stock
 purchases.............................................    15,000      15,000
                                                          -------     -------
  Total long-term debt.................................    16,126      15,918
Less current portion...................................       473         710
                                                          -------     -------
Long-term debt, less current portion...................   $15,653     $15,208
                                                          =======     =======

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

The aggregate annual maturities of long-term debt exclusive of amounts due under the revolving line of credit (see note 5) as of December 31, 1999 are as follows:

YEARS ENDING
DECEMBER 31                                                      (IN THOUSANDS)
-----------                                                      --------------
 2000........................................................        $    473
 2001........................................................             440
 2002........................................................           3,147
 2003........................................................           3,031
 2004........................................................           3,032
 Thereafter..................................................           6,003
                                                                     --------
                                                                     $ 16,126
                                                                     ========

(8) COMMITMENTS

LEASES

The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 1999, the future minimum lease payments under noncancelable operating leases are as follows:

YEARS ENDING                            REVENUE
DECEMBER 31,                           EQUIPMENT     FACILITIES         TOTAL
------------                           --------       ---------       ---------
                                                    (IN THOUSANDS)
2000...............................    $ 52,824       $   1,207       $  54,031
2001...............................      44,468             858          45,326
2002...............................      26,386             563          26,949
2003...............................       5,870             118           5,988
2004...............................       3,979              60           4,039
Thereafter.........................       3,282             507           3,789
                                       --------       ---------       ---------
Total minimum lease payments.......    $136,809       $   3,313       $ 140,122
                                       ========       =========       =========

The revenue equipment leases generally include purchase options exercisable at the completion of the lease. The Company recorded gains of approximately $3.6 million, $3.8 million, and $770,000 from the sale of leased tractors in 1999, 1998, and 1997, respectively.

PURCHASE COMMITMENTS

The Company had commitments outstanding to acquire revenue equipment for approximately $387 million at December 31, 1999. These purchases are expected to be financed by operating leases, debt, proceeds from sales of existing equipment and cash flows from operations. The Company has the option to cancel such commitments with 60 days notice.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(9) STOCKHOLDERS' EQUITY

On April 10, 1999 and March 12, 1998 the Company completed three-for-two stock splits effected in the form of a dividend of one share of common stock for every two shares of common stock outstanding.

The Company purchased 539,475 and 826,500 shares of its common stock during 1999 and 1998 for a total cost of $8.2 million and $9.6 million, respectively. These shares are being held as treasury stock and may be used for issuances under the Company's employee stock option and purchase plans or for other general corporate purposes.

STOCK COMPENSATION PLANS

At December 31, 1999, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan. The compensation cost that has been charged against income for its Fixed Stock Option Plans was $305,000, $212,000 and $136,000 for 1999, 1998 and 1997, respectively.

Had compensation cost for the Company's four stock-based compensation plans been determined consistent with FASB Statement No. 123 ("SFAS No. 123"), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  1999        1998        1997
                                               ---------   ---------   ---------
Net earnings..................  As Reported    $  66,831   $  55,511   $  41,644
                                               =========   =========   =========
                                Pro forma      $  65,928   $  54,755   $  41,147
                                               =========   =========   =========
Basic earnings per share......  As Reported    $    1.04   $     .87   $     .66
                                               =========   =========   =========
                                Pro forma      $    1.03   $     .86   $     .65
                                               =========   =========   =========
Diluted earnings per share....  As Reported    $    1.02   $     .85   $     .64
                                               =========   =========   =========
                                Pro forma      $    1.01   $     .84   $     .64
                                               =========   =========   =========

Pro forma net earnings reflect only options granted in 1995 through 1999. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 9 years and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

FIXED STOCK OPTION PLANS

The Company has three fixed stock option plans. Under the 1990 Employee Stock Option Plan, the Company granted options to employees for 6.1 million shares of common stock. In May 1999, the shareholders approved the 1999 Employee Stock Option Plan which allows the grant of 750,000 shares of common stock. Under the 1994 Non-Employee Directors Plan, the Company may grant options to non-employee directors for up to 135,000 shares of common stock. Under all plans, the exercise price of each option that has been granted equals 85 percent of the market price of the Company's stock on the date of the grant. Options under the Employee Stock Option Plans generally vest 20 percent after five years and 20 percent each succeeding year and the maximum term is ten years. Options under the Non-Employee Directors Plan vest on the grant date and the maximum term is six years.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1997 through 1999:

                                                 1999      1998        1997
                                                 ----      ----        ----
   Dividend yield.............................     0%         0%         0%
   Expected volatility........................    45%        45%        35%
   Risk free interest rate....................   6.5%         5%         6%
   Expected lives (days after vesting date)...    62         51         36

A summary of the status of the Company's three fixed stock option plans as of December 31, 1999, 1998 and 1997, and changes during the years then ended on those dates is presented below:

                                               1999                   1998                   1997
                                        -------------------   --------------------   --------------------
                                                    WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                     AVERAGE                AVERAGE                AVERAGE
                                                    EXERCISE               EXERCISE               EXERCISE
                                         SHARES      PRICE     SHARES       PRICE     SHARES       PRICE
                                        ---------     -----   ---------      -----   ---------      -----
Outstanding at beginning
 of year...........................     3,825,825    $ 6.84   3,681,360     $ 5.27   3,673,800     $ 2.91
Granted............................        64,000    $15.69     812,400     $10.15   1,006,312     $10.19
Exercised..........................      (538,533)   $ 1.81    (615,262)    $ 1.55    (691,852)    $ 1.37
Forfeited..........................       (80,179)   $ 8.88     (52,673)    $ 9.82    (306,900)    $ 1.93
                                        ---------             ---------              ---------
Outstanding at end of year.........     3,271,113    $ 7.80   3,825,825     $ 6.84   3,681,360     $ 5.27
                                        =========             =========              =========
Options exercisable at year-end....       319,194               164,025                177,075
                                        =========             =========              =========
Weighted-average fair value of
 options granted during the year...         $9.86                 $7.71                  $7.24
                                        =========             =========              =========

The following table summarizes information about fixed stock options outstanding at December 31, 1999:

                                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                              ------------------------------------      --------------------
                                             WEIGHTED-
                               NUMBER         AVERAGE      WEIGHTED-     NUMBER      WEIGHTED-
                             OUTSTANDING     REMAINING      AVERAGE    EXERCISABLE    AVERAGE
                                 AT         CONTRACTUAL    EXERCISE        AT        EXERCISE
RANGE OF EXERCISE PRICES      12/31/99         LIFE          PRICE      12/31/99       PRICE
------------------------      --------         ----          -----      --------       -----
$1.24 to $4.86............     853,049         3.11         $ 3.39      302,494        $ 2.41
$5.34 to $8.78............     646,208         5.61         $ 6.61        7,200        $ 6.44
$10.01....................     747,918         7.25         $10.01
$10.02 ...................     723,563         8.75         $10.02
$10.39 to $18.42..........     300,375         8.02         $11.95        9,500        $13.02
                             ---------                                  -------
                             3,271,113         6.25         $ 7.80      319,194        $ 2.82
                             =========                                  =======

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

EMPLOYEE STOCK PURCHASE PLAN

Under the 1994 Employee Stock Purchase Plan, the Company is authorized to issue up to 4.5 million shares of common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Each employee is restricted to purchasing during each period a maximum of $12,500 of stock determined by using the beginning-of-period price. Under the Plan, the Company issued 235,971, 240,135 and 195,750 shares to 1,856, 1,351 and 1,143 employees in 1999, 1998 and 1997, respectively. Compensation cost is calculated as the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

                                            1999      1998      1997
                                            ----      ----      ----
     Dividend yield.................          0%        0%        0%
     Expected volatility............         45%       45%       35%
     Risk free interest rate........          6%      4.5%        5%

The weighted-average fair value of those purchase rights granted in 1999, 1998 and 1997 was $5.61, $3.98 and $3.09 respectively.

(10) INCOME TAXES

Income tax expense consists of:

                                            1999           1998           1997
                                           -------       -------        -------
                                                      (IN THOUSANDS)
       Current expense:
               Federal..................   $ 5,944       $20,445        $19,395
               State....................       939         3,494          4,125
                                           -------       -------        -------
                                             6,883        23,939         23,520
                                           -------       -------        -------
       Deferred expense:
               Federal..................    29,660        11,435          4,242
               State....................     4,227         2,421            588
                                           -------       -------        -------
                                            33,887        13,856          4,830
                                           -------       -------        -------
                                           $40,770       $37,795        $28,350
                                           =======       =======        =======

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

The Company's effective tax rate was 37.9%, 40.5% and 40.5% in 1999, 1998 and 1997, respectively. The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                                     YEARS ENDED DECEMBER 31,
                                                -------------------------------
                                                  1999        1998        1997
                                                -------     -------     -------
                                                         (IN THOUSANDS)
Computed "expected" tax expense..............   $37,660     $32,657     $24,498
Increase in income taxes resulting from:
  State income taxes, net of federal
    income tax benefit.......................     3,323       4,185       3,002
  Enterprise tax credit......................      (765)
    Other, net...............................       552         953         850
                                                -------     -------     -------
                                                $40,770     $37,795     $28,350
                                                =======     =======     =======

The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                             DECEMBER 31,
                                                       ------------------------
                                                        1999             1998
                                                       --------        --------
                                                            (IN THOUSANDS)
Deferred tax assets:
 Claims accruals ..................................     $  18,140      $ 20,480
 Accounts receivable due to allowance for
   doubtful accounts ..............................         1,130           440
 Nondeductible accruals ...........................         2,820
 Other ............................................           500           160
                                                        ---------      --------
         Total deferred tax assets ................        22,590        21,080
                                                        ---------      --------
Deferred tax liabilities:
 Property and equipment, principally due to
   differences in depreciation ....................      (104,170)      (70,010)
 Prepaid taxes, licenses and permits deducted
   for tax purposes ...............................        (6,480)       (5,820)
 Other ............................................        (3,427)
                                                        ---------      --------
         Total deferred tax liabilities ...........      (114,077)      (75,830)
                                                        ---------      --------
         Net deferred tax liability ...............     $ (91,487)     $(54,750)
                                                        =========      ========

These amounts are presented in the accompanying consolidated balance sheets as follows:

                                                              DECEMBER 31,
                                                        -----------------------
                                                          1999           1998
                                                        ---------      --------
                                                            (IN THOUSANDS)
Current deferred tax asset .....................        $   4,200      $  4,010
Noncurrent deferred tax liability ..............          (95,687)      (58,760)
                                                        ---------      --------
Net deferred tax liability .....................        $ (91,487)     $(54,750)
                                                        =========      ========

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(11) CLAIMS ACCRUALS

The Company's insurance program for liability, workers' compensation, physical damage and cargo damage involves self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate.

Claims accruals represent accruals for the uninsured portion of pending claims at December 31, 1999 and 1998. The current portion reflects the amounts of claims expected to be paid in the following year. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company's past claims experience. Claims accruals also include accrued medical expenses under the Company's group medical insurance program.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

LIMITATIONS

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 1999, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

(13) EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan for all employees who are 19 years of age or older and have completed one year of service. The Plan provides for a mandatory matching contribution equal to the amount of the employee's salary reduction, but not to exceed 1% of the employee's compensation. Also, the plan provides for a discretionary contribution not to exceed 4% of the employee's compensation, limited to the amount permitted under the Internal Revenue Code as deductible expenses. The Company may also make voluntary profit sharing contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's contribution totaled approximately $8.2 million, $7.1 million and $4.2 million for 1999, 1998 and 1997, respectively.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(14) RELATED PARTY TRANSACTIONS

The Company leases various properties from entities owned by the principal stockholder. Rents paid under these leases totaled $72,000, $135,000 and $700,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

A company owned by the Company's principal stockholder leases tractors to some of the Company's owner operators. In connection with this program in 1999, 1998 and 1997, the Company acquired new tractors and sold them to this entity for $37.2 million, $22.1 million and $22.8 million, respectively, and recognized fee income of $2.2 million, $1.3 million and $1.4 million, respectively. During 1999, 1998, and 1997, the Company also sold used revenue equipment to this entity totaling $167,000, $320,000 and $238,000 respectively, and recognized gains of $17,000 in 1999, $69,000 in 1998 and $36,000 in 1997. At December 31,
1999 and 1998, nothing was owed to the Company for this equipment.

A Company owned by the principal stockholder provides aircraft services to the Company. Such services totaled $621,000, $429,000 and $590,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, $138,000 and $141,000, respectively, was owed to this entity for such services.

During 1997, the Company purchased parts and maintenance services from an entity owned by one of the Company's outside directors totaling $3,217,000. This entity was sold to an unrelated party on January 1, 1998.

The Company's principal stockholder acquired a significant ownership interest in a less than truckload carrier during 1997. The Company provides transportation services to this carrier and other entities owned by the principal stockholder and recognized $10.6 million, $6.1 million and $1.8 million in operating revenue in 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, $1.8 million and $742,000, respectively, was owed to the Company for these services. In addition, the Company sold used equipment to the carrier for $261,000 in 1998 and paid $423,000, $227,000 and $80,000 to the carrier for facilities rental in 1999, 1998 and 1997, respectively.

The Company's principal stockholder owns an entity with a fleet of tractors which operates as a fleet operator for the Company. During 1999, 1998 and 1997, the Company paid $13.2 million, $17.2 million and $5.3 million to this fleet operator for purchased transportation services. At December 31, 1999 and 1998, $512,000 and $326,000, respectively, was owed for these purchased transportation services. Also, the Company was paid $301,000, $267,000 and $264,000 by this fleet operator and paid $43,000, $450,000 and $117,000 to this fleet operator for various services including training in 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, $62,000 and $32,000 was owed to the Company and $23,000 and nothing, respectively, was owed by the Company for these services.

All of the above related party arrangements were approved by the independent members of the Company's Board of Directors.

(15) ACQUISITIONS

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

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(16) COMMITMENTS AND CONTINGENCIES

The Company is involved in certain claims and pending litigation arising in the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition of the Company.

(17) INDUSTRY SEGMENT INFORMATION

The Company operates  predominantly in one industry,  road transportation,  as a
truckload   motor  carrier   subject  to   regulation   by  the   Department  of
Transportation and various state regulatory authorities.

(18) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                        FIRST      SECOND     THIRD      FOURTH
                                       QUARTER    QUARTER    QUARTER    QUARTER
                                       --------   --------   --------   --------
                                           (IN THOUSANDS, EXCEPT SHARE DATA)
YEAR ENDED DECEMBER 31, 1999
Operating revenue ..................   $234,944   $262,531   $279,423   $284,336
Operating income ...................     21,832     30,740     33,150     30,719
Net earnings .......................     12,103     17,504     18,732     18,492
Basic earnings per share ...........        .19        .27        .29        .29
Diluted earnings per share .........        .19        .27        .29        .28

YEAR ENDED DECEMBER 31, 1998
Operating revenue ..................   $191,608   $215,832   $227,184   $238,809
Operating income ...................     16,936     25,086     27,309     29,361
Net earnings .......................      9,412     14,036     15,644     16,419
Basic earnings per share ...........        .15        .22        .24        .26
Diluted earnings per share .........        .14        .21        .24        .25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has never filed a Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure, or otherwise.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to continuing directors and nominees of the Company is set forth under the captions "Information Concerning Directors, Nominees and Officers," "Meetings of the Board of Directors and its Committees," and "Director Compensation" in the Registrant's Notice and Proxy Statement relating to its 2000 Annual Meeting of Stockholders ("the 2000 Notice and Proxy Statement") to be held on June 7, 2000 incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Registrant's 2000 Notice and Proxy Statement is not being filed as a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Meetings and Compensation" and "Employment Agreements" in the 2000 Notice and Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" contained in the 2000 Notice and Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under the caption "Security Ownership of Principal Stockholders and Management" in the 2000 Notice and Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and transactions of management is set forth under the caption "Certain Transactions and Relationships" and "Compensation Committee Interlocks and Insider Participation" in the 2000 Notice and Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules.

          (i)  Financial Statements
                                                                   Page or
                                                                Method of Filing
                                                                ----------------
               (1)  Report of KPMG LLP                              Page 21

               (2)  Consolidated Financial Statements and         Page 22-39
                    Notes to Consolidated Financial
                    Statements of the Company, including
                    Consolidated Balance Sheets as of
                    December 31, 1999 and 1998 and related
                    Consolidated Statements of Earnings,
                    Stockholders' Equity and Cash Flows for
                    each of the years in the three-year
                    period ended December 31, 1999

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
                                           10-K")

EXHIBIT                                                 PAGE OR
NUMBER   DESCRIPTION                                METHOD OF FILING
------   -----------                                ----------------
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
         Company

EXHIBIT                                                 PAGE OR
NUMBER   DESCRIPTION                                METHOD OF FILING
------   -----------                                ----------------
10.10    Note agreement dated January      Incorporated by reference to Exhibit
         16, 1997 by and between           10.11 of the Company's Annual Report
         Swift Transportation Co.,         on Form 10-K for the year ended
         Inc. and Wells Fargo Bank,        December 31,1996 (the "1996 Form
         N.A., ABN Amro Bank N.V.,         10-K")
         The Chase Manhattan Bank and
         The First National Bank of
         Chicago.

10.11    Asset Purchase Agreement          Incorporated by reference to Exhibit
         Dated as of February 20,          1 of the Company's Current Report on
         1997 Among Swift                   Form 8-K dated April 8, 1997 (the
         Transportation Co., Inc. and      "4/8/97 8-K")
         Direct Transit, Inc. and
         Charles G. Peterson

10.12    First Modification Agreement      Incorporated by Reference to Exhibit
         to Note Agreement dated           10.13 of the Company's Quarterly
         January 16, 1997 by and           Report on Form 10-Q for the quarter
         between Swift Transportation      ended September 30, 1998 (the "1998
         Co., Inc. and Wells Fargo         Third Quarter Form 10-Q")
         Bank, N.A., ABN Amro
         Bank N.V., The Chase
         Manhattan Bank and The First
         National Bank of Chicago

10.13    Second Modification               Incorporated by reference to Exhibit
         Agreement to Note Agreement       10.14 of the 1998 Third Quarter Form
         dated January 17, 1997 by         10-Q
         and between Swift
         Transportation Co., Inc. and
         Wells Fargo Bank, N.V., ABN
         Amro Bank N.V., The First
         National Bank of Chicago,
         Norwest Bank Arizona, N.A.,
         Keybank National Association
         and Union Bank of
         California, N.A.

EXHIBIT                                                 PAGE OR
NUMBER   DESCRIPTION                                METHOD OF FILING
------   -----------                                ----------------
10.14    1999 Stock Option Plan*           Incorporated by reference to Notice
                                           and Proxy Statement For Annual
                                           Meeting Of Stockholders To Be Held
                                           on May 20, 1999 ("the 1999 Proxy
                                           Statement")

10.15    Non-Employee Directors Stock      Incorporated by reference to the 1999
         Option Plan (Amended and          Proxy Statement
         Restated as of May 20, 1999)*

10.16    Receivables Sales Agreement       Filed herewith
         Dated As Of December 30, 1999
         Among Swift Receivables
         Corporation, Swift
         Transportation Corporation,
         ABN AMRO Bank N.V., and
         Amsterdam Funding Corporation

10.17    Purchase and Sale Agreement       Filed herewith
         Dated December 30, 1999
         between Swift Transportation
         Corporation and Swift
         Receivables Corporation

11       Schedule of computation of        Filed herewith
         net earnings per share

22       Subsidiaries of Registrant        Filed herewith

23       Consent of KPMG LLP               Filed herewith

27       Financial Data Schedule for       Filed herewith
         twelve months ended December
         31, 1999

99       Private Securities Litiga-        Filed herewith
         tion Reform Act of 1995
         Safe Harbor Compliance
         Statement for Forward-
         Looking Statements

----------
* Indicates a compensation plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of March, 2000.

                                        SWIFT TRANSPORTATION CO., INC.,
                                        a Nevada corporation

                                        By: /s/ Jerry C. Moyes
                                            ------------------------------------
                                            Jerry C. Moyes
                                            Chairman of the Board, President and
                                            Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                      Title                             Date
      ---------                      -----                             ----

/s/ Jerry C. Moyes          Chairman of the Board,                March 20, 2000
------------------------    President and Chief Executive
Jerry C. Moyes              Officer (Principal Executive
                            Officer)

/s/ William F. Riley III    Senior Executive Vice President,      March 20, 2000
------------------------    Secretary, Chief Financial Officer
William F. Riley III        (Principal Accounting Officer)
                            and Director

/s/ Rodney K. Sartor        Executive Vice President and          March 15, 2000
------------------------    Director
Rodney K. Sartor


/s/ Lou A. Edwards          Director                           February 23, 2000
------------------------
Lou A. Edwards


/s/ Alphonse E. Frei        Director                              March 20, 2000
------------------------
Alphonse E. Frei


/s/ Earl H. Scudder, Jr.    Director                           February 25, 2000
------------------------
Earl H. Scudder, Jr.