Form 10-Q
period 2000-03-31
SWIFT TRANSPORTATION CO INC
filed 2000-05-11
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2000

                                       or

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

                                 Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 8, 2000)

                Common stock, $.001 par value: 63,058,926 shares

                                                        EXHIBIT INDEX AT PAGE 15
                                                                  TOTAL PAGES 63

                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
Item 1. Financial statements

        Condensed consolidated balance sheets
          as of March 31, 2000 (unaudited) and
          December 31, 1999                                                 3-4

        Condensed consolidated statements of
          earnings (unaudited) for the three month
          periods ended March 31, 2000 and 1999                               5

        Condensed consolidated statements of cash
          flows (unaudited) for the three month
          periods ended March 31, 2000 and 1999                             6-7

        Notes to condensed consolidated financial statements                8-9


Item 2. Management's discussion and analysis of financial
        condition and results of operations                               10-14


Item 3. Quantitative and qualitative disclosures about market risk.          14


                                     PART II

                                OTHER INFORMATION

Items 1, 2, 3, 4 and 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K                                     15

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                   March 31,       December 31,
                                                     2000             1999
                                                   --------         --------
                                                  (unaudited)
                                     ASSETS
Current assets:
  Cash                                             $  4,542         $  9,969
  Accounts receivable, net                          165,464          153,418
  Equipment sales receivable                          8,581            5,966
  Inventories and supplies                            7,428            7,410
  Prepaid taxes, licenses and insurance              17,067           17,010
  Assets held for sale                                3,606            5,468
  Deferred income taxes                               4,231            4,200
                                                   --------         --------
      Total current assets                          210,919          203,441
                                                   --------         --------

Property and equipment, at cost:
  Revenue and service equipment                     634,408          608,470
  Land                                               12,532           12,879
  Facilities and improvements                       119,201          112,659
  Furniture and office equipment                     21,623           20,260
                                                   --------         --------
      Total property and equipment                  787,764          754,268
  Less accumulated depreciation
    and amortization                                171,799          172,936
                                                   --------         --------
      Net property and equipment                    615,965          581,332
                                                   --------         --------

Other assets                                          2,158            2,731
Goodwill                                              6,884            7,070
                                                   --------         --------

                                                   $835,926         $794,574
                                                   ========         ========

See accompanying notes to condensed consolidated financial statements.

                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                   March 31,       December 31,
                                                     2000             1999
                                                   --------         --------
                                                 (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $ 41,355         $ 53,917
  Accrued liabilities                                43,326           34,493
  Current portion of claims accruals                 26,044           26,530
  Current portion of long-term debt                     491              473
  Securitization of accounts receivable              79,000
                                                   --------         --------
      Total current liabilities                     190,216          115,413
                                                   --------         --------

Borrowings under line of credit                     115,500          152,500
Long-term debt, less current portion                 15,511           15,653
Claims accruals, less current portion                21,327           21,122
Deferred income taxes                               101,287           95,687

Stockholders' equity:
  Preferred stock, par value $.001 per share
    Authorized 1,000,000 shares; none issued
  Common stock, par value $.001 per share
    Authorized 150,000,000 shares; issued
    65,908,895 and 65,818,166 shares at
    March 31, 2000 and December 31, 1999,
    respectively                                         66               66
Additional paid-in capital                          132,040          131,571
Retained earnings                                   294,404          283,749
                                                   --------         --------
                                                    426,510          415,386

Less treasury stock, at cost (2,877,850
  and 1,862,550 shares at March 31,
  2000 and December 31, 1999, respectively)          34,425           21,187
                                                   --------         --------
      Total stockholders' equity                    392,085          394,199
                                                   --------         --------

Commitments and contingencies
                                                   --------         --------
                                                   $835,926         $794,574
                                                   ========         ========

     See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                                   (unaudited)
                        (In thousands, except share data)


                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------

Operating revenue                                     $ 291,522       $ 234,944
Operating expenses:
  Salaries, wages and employee benefits                 103,606          89,047
  Operating supplies and expenses                        23,754          21,008
  Fuel                                                   39,786          24,134
  Purchased transportation                               55,209          36,566
  Rental expense                                         14,158          11,133
  Insurance and claims                                    8,918           6,870
  Depreciation and amortization                          13,644          14,025
  Communication and utilities                             3,854           3,289
  Operating taxes and licenses                            8,482           7,040
                                                      ---------       ---------
    Total operating expenses                            271,411         213,112
                                                      ---------       ---------

Operating income                                         20,111          21,832

Other (income) expenses:
  Interest expense                                        3,164           2,068
  Interest income                                          (164)           (130)
  Other                                                    (244)           (149)
                                                      ---------       ---------
    Other (income) expenses, net                          2,756           1,789
                                                      ---------       ---------

Earnings before income taxes                             17,355          20,043
Income taxes                                              6,700           7,940
                                                      ---------       ---------

Net earnings                                          $  10,655       $  12,103
                                                      =========       =========

Basic earnings per share                              $     .17       $     .19
                                                      =========       =========

Diluted earnings per share                            $     .17       $     .19
                                                      =========       =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                           Three months ended
                                                                March 31,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
Cash flows from operating activities:
  Net earnings                                           $ 10,655      $ 12,103
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
  Depreciation and amortization                            12,872        13,581
  Deferred income taxes                                     5,569         2,911
  Provision for losses on accounts receivable                 200           300
  Amortization of deferred compensation                        81            68
  Increase (decrease) in cash resulting from
   changes in:
   Accounts receivable                                    (12,018)       (5,249)
   Inventories and supplies                                   (18)        1,458
   Prepaid expenses                                           (57)       (1,493)
   Other assets                                               489           (35)
   Accounts payable, accrued liabilities
     and claims accruals                                   (3,810)       14,809
                                                          --------      --------

      Net cash provided by operating activities            13,963        38,453
                                                         --------      --------
Cash flows from investing activities:
  Proceeds from sale of property and equipment             23,674         6,669
  Capital expenditures                                    (78,028)      (42,726)
  Payments received on equipment sale receivables           5,966         5,262
                                                         --------      --------

      Net cash used in investing activities               (48,388)      (30,795)
                                                         --------      --------

     See accompanying notes to condensed consolidated financial statements.

                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                          Three months ended
                                                               March 31,
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------
Cash flows from financing activities:
  Repayments of long-term debt                            (124)          (331)
  Increase in borrowings under accounts
    receivable securitization                           79,000
  Decrease in borrowings under line of credit          (37,000)        (9,500)
  Proceeds from issuance of common stock
    under stock option plan                                360            174
  Purchases of treasury stock                          (13,238)
                                                      --------        -------

    Net cash provided by (used in) financing
      activities                                        28,998         (9,657)
                                                      --------        -------

Net decrease in cash                                    (5,427)        (1,999)
Cash at beginning of period                              9,969          6,530
                                                      --------        -------
Cash at end of period                                 $  4,542        $ 4,531
                                                      ========        =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                          $  3,198        $ 2,068
    Income taxes                                      $               $   147


Supplemental schedule of noncash investing
  and financing activities:
    Equipment sales receivables                       $  8,781        $ 1,537
    Direct financing for purchase of equipment        $               $   973

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

      The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments that are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2. Contingencies

      The Company is involved in certain claims and pending litigation arising from the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition of the Company.

Note 3. Assets Held for Sale

      In February 2000, the Company sold a portion of the assets held for sale which relate to the Company's former corporate headquarters. There was no gain or loss on the sale of these assets.


Note 4. Accounts Receivable Securitization

     The Company received $79,000,000 of proceeds under this program. As discussed in the Annual Report, these proceeds are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Note 5. Investment in Trans-Place.com

      In April 2000, the Company and five other large transportation companies ("Members") entered into an (1) Operating Agreement and (2) Initial Subscription Agreement of Transplace.com, LLC ("Transplace.com"), an Internet-based global transportation logistics company. These agreements finalize the terms of the agreement in principal, signed in March 2000, to form Transplace.com.

      Under the terms of these agreements, the Company will contribute, on or before June 30, 2000, all of the intangible assets of its Transportation Logistics Business. In addition, the Company and five other members will each contribute $5,000,000 on an as needed basis. The Company's initial interest in Transplace.com will be 16%.

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

OVERVIEW

Although the trend in the truckload segment of the motor carrier industry over the past several years has been toward consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its total fleet with an increase of 1,658 tractors to 8,931 tractors as of March 31, 2000, up from 7,273 tractors as of March 31, 1999. The owner operator portion of the Company's fleet increased to 1,908 as of March 31, 2000, from 1,324 as of March 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Operating revenue increased $56.6 million, or 24.1%, to $291.5 million for the three months ended March 31, 2000, from $234.9 million for the corresponding period of 1999. The increase in operating revenue is primarily the result of the expansion of the Company's fleet as a result of strong shipper demand.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first quarter of 2000 was 93.1% compared to 90.7% in the comparable period of 1999. The Company's operating ratio for the three months ended March 31, 2000, increased as a result of increases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 14.15% and 14.00% and average loaded linehaul revenue per mile was $ 1.35 and $1.33 in the first quarter of 2000 and 1999, respectively.

Salaries, wages and employee benefits represented 35.5% of operating revenue for the three months ended March 31, 2000 compared to 37.9% in 1999. The decrease is primarily due to a decrease in the accrual for the Company's profit sharing contribution.

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

Fuel as a percentage of operating revenue was 13.6% for the first quarter of 2000 versus 10.3% in 1999. The increase is primarily due to actual fuel cost per gallon increasing by approximately 44 cents per gallon in the first quarter of 2000 versus the first quarter of 1999.

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

Purchased transportation as a percentage of operating revenue was 18.9% for the three months ended March 31, 2000, compared to 15.6% in 1999. The increase is due to the growth of the owner operator fleet to 1,908 as of March 31, 2000, from 1,324 as of March 31, 1999.

Rental expense as a percentage of operating revenue was 4.9% for the first quarter of 2000 versus 4.7% in 1999. At March 31, 2000 and 1999, leased tractors represented 50% and 49%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded $657,000 in the first quarter of 2000 and $633,000 during the first quarter of 1999 in gains from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 4.7% in the first quarter of 2000 versus 6.0% in 1999. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended March 31, 2000, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $3.9 million compared to approximately $661,000 in the first quarter of 1999. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 6.0% and 6.2% in the first quarter of 2000 and 1999, respectively.

Insurance and claims expense represented 3.1% and 2.9% of operating revenue in the first quarter of 2000 and 1999, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts that management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends.

Income tax expense was recorded using an effective rate of 38.6% and 39.6% in the first quarter of 2000 and 1999, respectively. This decrease is due to a change in the mix of income between states.

LIQUIDITY AND CAPITAL RESOURCES

The continued growth in the Company's business requires significant investment in new revenue equipment, upgraded and expanded facilities, and enhanced computer hardware and software. The funding for this expansion has been from cash provided by operating activities, proceeds from the sale of revenue equipment, long-term debt, borrowings on the Company's line of credit, proceeds under the accounts receivable securitization, the use of operating leases to finance the acquisition of revenue equipment and from periodic public offerings of common stock.

The Company's current liabilities increased significantly as a result of the receipt of $79,000,000 of proceeds under the Accounts Receivable Securitization. This increase was partially offset by a decrease in the line of credit facility which is classified as a noncurrent liability. As discussed in the financial statement footnotes, the receipts under the Securitization are required to be shown as a current liability because the committed term, subject to annual renewals, is 364 days.

Net cash provided by operating activities was $14.0 million in the first three months of 2000 compared to $38.5 million in 1999. The decrease is primarily attributable to an increase in accounts receivable along with a decrease in accounts payable, accrued liabilities and claims accruals.

Net cash used in investing activities increased to $48.4 million in the first three months of 2000 from $30.8 million in 1999. The increase is due primarily to greater capital expenditures in 2000 offset by increased proceeds from the sale of property and equipment.

As of March 31, 2000, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $237 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first three months of 2000, the Company incurred approximately $10.4 million of non- revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $40 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such anticipated expenditures.

The funding for capital expenditures has been and is anticipated to continue to be from a combination of cash provided by operating activities, amounts available under the Company's line of credit, accounts receivable securitization and debt and lease financing. The availability of capital for revenue equipment and other capital expenditures will be affected by prevailing market conditions and the Company's financial condition and results of operations.

Net cash provided by financing activities amounted to $29.0 million in the first three months of 2000 compared to $9.7 million of cash used in financing activities in 1999. This increase is primarily due to increased proceeds under the accounts receivable securitization offset by reduced borrowings under the line of credit and treasury stock purchases.

Management believes that it will be able to finance its needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth, with cash flows from future operations, borrowings available under the line of credit, accounts receivable securitization and with long-term debt and operating lease financing believed to be available to finance revenue equipment purchases. Over the long term, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the three months ended March 31, 2000.

Qualitative Disclosure - This information is set forth on page 17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by reference

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                            PART II OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5.

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibit 10.18 - Nonqualified Deferred Compensation Agreement*

            Exhibit 10.19 - Operating Agreement of Transplace.com, LLC

            Exhibit 10.20 - Initial Subscription Agreement of Transplace.com,
                            LLC

            Exhibit 11 - Schedule of Computation of Net Earnings Per Share

            Exhibit 27 - Financial Data Schedule

            Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe
                         Harbor Compliance Statement for Forward-Looking Statements

      (b) No Current Reports on Form 8-K were filed during the three months ended March 31, 2000.

----------
* Indicates a compensation plan

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SWIFT TRANSPORTATION CO., INC.

Date: May 10, 2000                      /s/ William F. Riley III
                                        ----------------------------------------
                                                     (Signature)

                                        William F. Riley III
                                        Senior Executive Vice President and
                                        Chief Financial Officer