Form 10-Q
period 2000-06-30
SWIFT TRANSPORTATION CO INC
filed 2000-08-11
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2000

                                       or

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 9, 2000)

                Common stock, $.001 par value: 63,235,692 shares


                                                        EXHIBIT INDEX AT PAGE 16
                                                                  TOTAL PAGES 20

                                     PART I

                              FINANCIAL INFORMATION

                                                                         Page
                                                                        Number
                                                                        ------
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
         as of June 30, 2000 (unaudited) and
         December 31, 1999                                                3-4

        Condensed Consolidated Statements of
         Earnings (unaudited) for the Three and Six
         Month Periods Ended June 30, 2000 and 1999                         5

        Condensed Consolidated Statements of Cash Flows
         (unaudited) for the Six Month Periods Ended
         June 30, 2000 and 1999                                           6-7

        Notes to Condensed Consolidated Financial Statements              8-9


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10-15


Item 3. Quantitative and Qualitative Disclosures about Market Risk         15


                                     PART II

                                OTHER INFORMATION

Items 1, 2, 3 and 5. Not applicable

Item 4. Submission of Matters to a Vote of Security Holders                16

Item 6. Exhibits and Reports on Form 8-K                                   16

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                      June 30,      December 31,
                                                        2000           1999
                                                      --------       --------
                                                     (unaudited)
                                     Assets

Current assets:
  Cash                                                $  3,485       $  9,969
  Accounts receivable, net                             179,339        153,418
  Equipment sales receivable                            14,239          5,966
  Inventories and supplies                               7,854          7,410
  Prepaid taxes, licenses and insurance                 12,675         17,010
  Assets held for sale                                   3,606          5,468
  Deferred income taxes                                  4,249          4,200
                                                      --------       --------
       Total current assets                            225,447        203,441
                                                      --------       --------
Property and equipment, at cost:
  Revenue and service equipment                        669,566        608,470
  Land                                                  13,562         12,879
  Facilities and improvements                          128,576        112,659
  Furniture and office equipment                        22,763         20,260
                                                      --------       --------
       Total property and equipment                    834,467        754,268

  Less accumulated depreciation and amortization       172,708        172,936
                                                      --------       --------
       Net property and equipment                      661,759        581,332
                                                      --------       --------

Other assets                                             3,686          2,731
Goodwill                                                 6,697          7,070
                                                      --------       --------

                                                      $897,589       $794,574
                                                      ========       ========

See accompanying notes to condensed consolidated financial statements.

                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                       June 30,     December 31,
                                                         2000          1999
                                                       --------      --------
                                                      (unaudited)
             Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                     $ 62,147      $ 53,917
  Accrued liabilities                                    46,328        34,493
  Current portion of claims accruals                     23,057        26,530
  Current portion of long-term debt                         468           473
  Securitization of accounts receivable                  94,000
                                                       --------      --------
       Total current liabilities                        226,000       115,413
                                                       --------      --------

Borrowings under line of credit                         113,500       152,500
Long-term debt, less current portion                     20,472        15,653
Claims accruals, less current portion                    22,667        21,122
Deferred income taxes                                   104,392        95,687

Stockholders' equity:
  Preferred stock, par value $.001 per share
   Authorized 1,000,000 shares; none issued
  Common stock, par value $.001 per share
   Authorized 150,000,000 shares; issued 66,153,542
   and 65,818,166 shares at June 30, 2000 and
   December 31, 1999, respectively                           66            66
  Additional paid-in capital                            134,493       131,571
  Retained earnings                                     310,965       283,749
                                                       --------      --------
                                                        445,524       415,386
  Less treasury stock, at cost (2,917,850 and
   1,862,550 shares at June 30, 2000 and
   December 31, 1999, respectively)                      34,966        21,187
                                                       --------      --------
       Total stockholders' equity                       410,558       394,199
                                                       --------      --------
Commitments and contingencies
                                                       $897,589      $794,574
                                                       ========      ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                                   (unaudited)
                        (In thousands, except share data)

                                              Three months ended          Six months ended
                                                   June 30,                    June 30,
                                           -----------------------     -----------------------
                                              2000          1999          2000         1999
                                           ---------     ---------     ---------     ---------
Operating revenue                          $ 316,555     $ 262,531     $ 608,077     $ 497,475
Operating expenses:
  Salaries, wages and employee benefits      109,966        95,571       213,572       184,618
  Operating supplies and expenses             24,360        22,946        48,114        43,954
  Fuel                                        40,631        28,145        80,417        52,279
  Purchased transportation                    59,342        44,974       114,551        81,540
  Rental expense                              15,345        10,859        29,503        21,992
  Insurance and claims                         7,780         5,957        16,698        12,827
  Depreciation and amortization               16,254        12,714        29,898        26,739
  Communication and utilities                  3,789         3,588         7,643         6,877
  Operating taxes and licenses                 8,369         7,037        16,851        14,077
                                           ---------     ---------     ---------     ---------
      Total operating expenses               285,836       231,791       557,247       444,903
                                           ---------     ---------     ---------     ---------

Operating income                              30,719        30,740        50,830        52,572

Other (income) expenses:
  Interest expense                             3,923         2,120         7,087         4,188
  Interest income                               (328)          (21)         (492)         (151)
  Other                                          148           (23)          (96)         (172)
                                           ---------     ---------     ---------     ---------
      Other (income) expenses, net             3,743         2,076         6,499         3,865
                                           ---------     ---------     ---------     ---------

Earnings before income taxes                  26,976        28,664        44,331        48,707
Income taxes                                  10,415        11,160        17,115        19,100
                                           ---------     ---------     ---------     ---------

Net earnings                               $  16,561     $  17,504     $  27,216     $  29,607
                                           =========     =========     =========     =========

Basic earnings per share                   $     .26     $     .27     $     .43     $     .46
                                           =========     =========     =========     =========

Diluted earnings per share                 $     .26     $     .27     $     .43     $     .45
                                           =========     =========     =========     =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                                Six Months
                                                              Ended June 30,
                                                         ----------------------
                                                            2000         1999
                                                         ---------     --------
Cash flows from operating activities:
  Net earnings                                           $  27,216     $ 29,607
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
   Depreciation and amortization                            29,684       25,167
   Deferred income taxes                                     8,656        7,002
   Provision for losses on accounts receivable                 500          600
   Amortization of deferred compensation                       194          151
   Increase (decrease) in cash resulting from
    changes in:
    Accounts receivable                                    (26,218)     (32,327)
    Inventories and supplies                                  (444)        (499)
    Prepaid expenses                                         4,335        2,766
    Other assets                                            (1,119)        (312)
    Accounts payable, accrued liabilities and
     claims accruals                                        (4,808)       1,237
                                                         ---------     --------

        Net cash provided by operating activities           37,996       33,392
                                                         ---------     --------
Cash flows from investing activities:
  Proceeds from sale of property and equipment              40,319       18,965
  Capital expenditures                                    (134,462)     (88,255)
  Payments received on equipment sale receivables            5,966        5,262
                                                         ---------     --------

       Net cash used in investing activities               (88,177)     (64,028)
                                                         ---------     --------

See accompanying notes to condensed consolidated financial statements.


                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                                Six Months
                                                              Ended June 30,
                                                          ---------------------
                                                            2000         1999
                                                          --------     --------
Cash flows from financing activities:
  Repayments of long-term debt                                (249)        (629)
  Change in borrowings under line of credit                (39,000)      24,500
  Payment of stock split fractional shares                                   (9)
  Increase in borrowings under accounts receivable
    securitization                                          94,000
  Purchases of treasury stock                              (13,779)
  Proceeds from issuance of common stock
    under stock option and stock purchase plans              2,725        2,195
                                                          --------     --------

       Net cash provided by financing activities            43,697       26,057
                                                          --------     --------

Net decrease in cash                                        (6,484)      (4,579)
Cash at beginning of period                                  9,969        6,530
                                                          --------     --------
Cash at end of period                                     $  3,485     $  1,951
                                                          ========     ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                              $  6,523     $  3,942
    Income taxes                                          $      0     $  6,609

Supplemental schedule of noncash investing and
 financing activities:
    Equipment sales receivables                           $ 14,239     $  5,699
    Direct financing for purchase of equipment            $ 28,208     $    973

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

Note 4. Accounts Receivable Securitization

        The Company received $94,000,000 of proceeds under the Securitization program. As discussed in the Annual Report, these proceeds are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

Note 5. Investment in Transplace.com

        In April 2000, the Company and five other large transportation companies ("Members") entered into an (1) Operating Agreement and (2) Initial Subscription Agreement of Transplace.com, LLC ("Transplace.com"), an Internet-based global transportation logistics company. These agreements finalize the terms of the agreement in principal, signed in March 2000, to form Transplace.com.

        The Company has contributed its Transportation Logistics Business along with associated intangible assets and Transplace.com commenced operations on July 1, 2000. In addition, the Company and the five other members are each obligated to contribute $5,000,000 on an as needed basis. As of June 30, 2000 the Company has contributed $750,000. The Company's initial interest in Transplace.com is 16%.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES


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

OVERVIEW

Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with an increase of 1,783 tractors to 9,238 tractors as of June 30, 2000 up from 7,455 tractors as of June 30, 1999. The owner operator portion of the Company's fleet increased to 2,035 as of June 30, 2000 from 1,478 as of June 30, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Operating revenue increased $54.0 million or 20.6% to $316.6 million for the three months ended June 30, 2000 from $262.5 million for the corresponding period of 1999. The increase in operating revenue is primarily the result of the expansion of the Company's fleet as a result of strong shipper demand and rate increases.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the second quarter of 2000 was 90.3% compared to 88.3% in the comparable period of 1999. The Company's operating ratio for the three months ended June 30, 2000 increased as a result of increases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 14.1% and 14.3% and average loaded linehaul revenue per mile was $1.38 and $1.34 in the second quarter of 2000 and 1999, respectively.

Salaries, wages and employee benefits represented 34.7% of operating revenue for the three months ended June 30, 2000 compared with 36.4% in 1999. The decrease is primarily due to a decrease in the accrual for the profit sharing contribution to the Company's 401(k) plan and an increase in the portion of revenues generated by owner operators.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were needed in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

Fuel as a percentage of operating revenue was 12.8% for the second quarter of 2000 versus 10.7% in 1999. The increase is primarily due to actual fuel cost per gallon increasing by approximately 33 cents per gallon (33%) in the second quarter of 2000 versus the second quarter of 1999.

Increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, would have an adverse effect on the operations and profitability of the Company. Management believes the most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. The Company currently does not use derivative-type hedging products.

Purchased transportation as a percentage of operating revenue was 18.7% for the three months ended June 30, 2000 compared to 17.1% in 1999. The increase is primarily due to the growth of the owner operator fleet to 2,035 as of June 30, 2000 from 1,478 as of June 30, 1999 and an increase in purchase transportation related to the increase in logistics and intermodal revenue.

Rental expense as a percentage of operating revenue was 4.8% for the second quarter of 2000 versus 4.1% in 1999. At June 30, 2000 and 1999, leased tractors represented 58% and 50%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded gains of $238,000 in the second quarter of 2000 and $1.0 million during the second quarter of 1999 from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 5.1% in the second quarter of 2000 versus 4.8% in 1999. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended June 30, 2000, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $2 million compared to approximately $1.9 million in the second quarter of 1999. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 5.8% and 5.6% in the second quarter of 2000 and 1999, respectively.

Insurance and claims expense represented 2.5% and 2.3% of operating revenue in the second quarter of 2000 and 1999, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Operating revenue increased $110.6 million or 22.2% to $608.1 million for the six months ended June 30, 2000 from $497.5 million for the corresponding period of 1999. The increase in operating revenue is primarily the result of the expansion of the Company's fleet and rate increases.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first six months of 2000 was 91.6% compared to 89.4% in the comparable period of 1999. The Company's operating ratio for the six months ended June 30, 2000 increased as a result of increases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 14.1% and 14.2% and average loaded linehaul revenue per mile was $1.37 and $1.34 in the first six months of 2000 and 1999, respectively.

Salaries, wages and employee benefits represented 35.1% of operating revenue for the six months ended June 30, 2000 compared with 37.1% in 1999. The decrease is primarily due to a decrease in the accrual for the profit sharing contribution to the Company's 401(k) plan and an increase in the portion of revenues generated by owner operators.

Fuel as a percentage of operating revenue was 13.2% for the first six months of 2000 versus 10.5% in 1999. The increase is primarily due to actual fuel cost per gallon increasing by approximately 37 cents per gallon (40%) in the six months ended June 30, 2000 versus the six months ended June 30, 1999.

Purchased transportation as a percentage of operating revenue was 18.8% for the six months ended June 30, 2000 compared to 16.4% in 1999. The increase is primarily due to the growth of the owner operator fleet to 2,035 as of June 30, 2000 from 1,478 as of June 30, 1999 and an increase in purchase transportation related to the increase in logistics and intermodal revenue.

Rental expense as a percentage of operating revenue was 4.9% for the first six months of 2000 versus 4.4% in 1999. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded gains of $895,000 and $1.6 million in the first six months of 2000 and 1999 respectively, from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 4.9% and 5.4% in the first six months of 2000 and 1999. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the six month period ended June 30, 2000, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $6.1 million compared to approximately $2.6 million in the first six months of 1999. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 5.9% in the first six months of both 2000 and 1999.

Insurance and claims expense represented 2.7% and 2.6% of operating revenue in the first six months of 2000 and 1999. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

LIQUIDITY AND CAPITAL RESOURCES

The continued growth in the Company's business requires significant investment in new revenue equipment, upgraded and expanded facilities, and enhanced computer hardware and software. The funding for this expansion has been from cash provided by operating activities, proceeds from the sale of revenue equipment, long-term debt, borrowings on the Company's line of credit, proceeds from the accounts receivable securitization, the use of operating leases to finance the acquisition of revenue equipment and from periodic public offerings of common stock.

The Company's current liabilities increased significantly as a result of the receipt of $94,000,000 of proceeds under the Accounts Receivable Securitization. This increase was partially offset by a decrease in the line of credit facility which is classified as a noncurrent liability. As discussed in the financial statement footnotes, the receipts under the Securitization are required to be shown as a current liability because the committed term, subject to annual renewals, is 364 days.

Net cash provided by operating activities was $38.0 million in the first six months of 2000 compared to $33.4 million in 1999. The increase is primarily attributable to an increase in depreciation and amortization and a smaller increase in accounts receivable offset by a decrease in accounts payable, accrued liabilities and claims accruals.

Net cash used in investing activities increased to $88.2 million in the first six months of 2000 from $64.0 million in 1999. The increase is primarily due to greater capital expenditures in 2000 offset by increased proceeds from the sale of property and equipment.

As of June 30, 2000, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $127 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first six months of 2000, the Company incurred approximately $23.2 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $25 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

Net cash provided by financing activities amounted to $43.7 million in the first six months of 2000 compared to $26.1 million in 1999. This increase is primarily due to increased proceeds under the accounts receivable securitization offset by reduced borrowings under the line of credit and treasury stock purchases.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended June 30, 2000.

Qualitative Disclosure - This information is set forth on page 17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and is incorporated herein by reference.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                            PART II OTHER INFORMATION


ITEMS 1, 2, 3 AND 5. NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on June 7, 2000. At the Annual Meeting, the stockholders elected Rodney K. Sartor and Earl H. Scudder, Jr. to serve as Directors for three-year terms. Jerry C. Moyes, William F. Riley III, Alphonse E. Frei and Lou A. Edwards continued as Directors after the meeting. Additionally, the stockholders approved an amendment to the 1999 Stock Option Plan, and an amendment to the Non-Employee Directors Stock Option Plan.

Stockholders representing 59,900,093 shares or 95.03% of the outstanding shares were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee and the other proposals follows:

                                                                   Votes Against     Broker Non
                                    Votes Cast      Votes For       or Withheld        Votes
                                    ----------      ---------       -----------        -----
Election of Rodney K. Sartor        59,900,093      59,532,464          367,629

Election of Earl H. Scudder, Jr.    59,900,093      58,791,559        1,108,534

Amendment of the 1999
Stock Option Plan                   59,900,093      37,757,062       22,143,031

Amendment of the Non-Employee
Directors Stock Option Plan         59,900,093      57,182,647        2,717,446

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 3.1 - Articles  of   Incorporation   of  the  Company
                        (Incorporated by reference to Exhibit 3.1 of the Company's Form S-3 Registration Statement No. 33-66034)

          Exhibit 3.2 - Bylaws of the Company (Incorporated by reference to
                        Exhibit 3.2 Company's Form S-3 Registration Statement No. 33-66034)

          Exhibit 11 - Schedule of Computation of Net Earnings Per Share

          Exhibit 27 - Financial Data Schedule

          Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe
                       Harbor Compliance Statement for Forward-Looking
                       Statements

     (b) No Current Reports on Form 8-K were filed during the three months ended June 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT TRANSPORTATION CO., INC.


Date: August 9, 2000                    /s/ William F. Riley III
                                        ----------------------------------------
                                                     (Signature)

                                        William F. Riley III
                                        Senior Executive Vice President and
                                        Chief Financial Officer