Form 10-Q
period 2000-09-30
SWIFT TRANSPORTATION CO INC
filed 2000-11-13
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       or

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

                                 YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 13, 2000)

                Common stock, $.001 par value: 63,258,091 shares

                                                        EXHIBIT INDEX AT PAGE 16
                                                                  TOTAL PAGES 19

                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets
          as of September 30, 2000 (unaudited) and
          December 31, 1999                                                3-4

        Condensed Consolidated Statements of
          Earnings (unaudited) for the Three and Nine
          Month Periods Ended September 30, 2000 and 1999                   5

        Condensed Consolidated Statements of Cash Flows
          (unaudited) for the Nine Month Periods Ended
          September 30, 2000 and 1999                                      6-7

        Notes to Condensed Consolidated Financial Statements               8-9


Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                   10-15


Item 3. Quantitative and Qualitative Disclosures about Market Risk          15


                                     PART II

                                OTHER INFORMATION

Items 1, 2,
3, 4 and 5.  Not applicable

Item 6. Exhibits and Reports on Form 8-K                                    16

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                    September 30,   December 31,
                                                        2000            1999
                                                      --------        --------
                                                     (unaudited)
                            Assets
Current assets:
  Cash                                                $ 13,316        $  9,969
  Accounts receivable, net                             182,135         153,418
  Equipment sales receivable                             8,448           5,966
  Inventories and supplies                               8,300           7,410
  Prepaid taxes, licenses and insurance                 12,017          17,010
  Assets held for sale                                   3,606           5,468
  Deferred income taxes                                  4,325           4,200
                                                      --------        --------
      Total current assets                             232,147         203,441
                                                      --------        --------
Property and equipment, at cost:
  Revenue and service equipment                        678,011         608,470
  Land                                                  13,562          12,879
  Facilities and improvements                          136,336         112,659
  Furniture and office equipment                        23,697          20,260
                                                      --------        --------
      Total property and equipment                     851,606         754,268
  Less accumulated depreciation and amortization       178,615         172,936
                                                      --------        --------
      Net property and equipment                       672,991         581,332
                                                      --------        --------
Investment in and earnings from equity investment        5,020
Other assets                                             3,304           2,731
Goodwill                                                 6,511           7,070
                                                      --------        --------

                                                      $919,973        $794,574
                                                      ========        ========

See accompanying notes to condensed consolidated financial statements.

                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                    September 30,   December 31,
                                                        2000            1999
                                                      --------        --------
                                                     (unaudited)
             Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                 $ 49,985        $ 53,917
     Accrued liabilities                                41,505          34,493
     Current portion of claims accruals                 24,519          26,530
     Current portion of long-term debt                     388             473
     Securitization of accounts receivable              99,000
                                                      --------        --------
         Total current liabilities                     215,397         115,413
                                                      --------        --------

Borrowings under line of credit                        128,500         152,500
Long-term debt, less current portion                    15,364          15,653
Claims accruals, less current portion                   21,803          21,122
Deferred income taxes                                  112,830          95,687

Stockholders' equity:
  Preferred stock, par value $.001 per share
    Authorized 1,000,000 shares; none issued
  Common stock, par value $.001 per share
    Authorized 150,000,000 shares; issued
    66,174,681 and 65,818,166 shares at
    September 30, 2000 and December 31, 1999,
    respectively                                            66              66
  Additional paid-in capital                           134,698         131,571
  Retained earnings                                    326,281         283,749
                                                      --------        --------
  Less treasury stock, at cost (2,917,850 and          461,045         415,386
    1,862,550 shares at September 30, 2000 and
    December 31, 1999, respectively)                    34,966          21,187
                                                      --------        --------
         Total stockholders' equity                    426,079         394,199
                                                      --------        --------
Commitments and contingencies
                                                      $919,973        $794,574
                                                      ========        ========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                                   (unaudited)
                        (In thousands, except share data)

                                             Three months ended        Nine months ended
                                                September 30,            September 30,
                                           ----------------------    ----------------------
                                             2000          1999        2000         1999
                                           ---------    ---------    ---------    ---------
Operating revenue                          $ 320,586    $ 279,423    $ 928,663    $ 776,898
Operating expenses:
  Salaries, wages and employee benefits      110,051       99,951      323,623      284,569
  Operating supplies and expenses             25,095       21,504       73,209       65,458
  Fuel                                        43,638       32,284      124,055       84,563
  Purchased transportation                    59,957       49,627      174,508      131,167
  Rental expense                              16,877        9,905       46,380       31,897
  Insurance and claims                         6,768        6,876       23,466       19,703
  Depreciation and amortization               16,859       15,232       46,757       41,971
  Communication and utilities                  4,054        3,540       11,697       10,417
  Operating taxes and licenses                 8,469        7,354       25,320       21,431
                                           ---------    ---------    ---------    ---------
         Total operating expenses            291,768      246,273      849,015      691,176
                                           ---------    ---------    ---------    ---------

Operating income                              28,818       33,150       79,648       85,722

Other (income) expenses:
  Interest expense                             4,150        2,832       11,237        7,020
  Interest income                                (42)        (153)        (534)        (304)
  Other                                         (231)         (71)        (327)        (243)
                                           ---------    ---------    ---------    ---------
         Other (income) expenses, net          3,877        2,608       10,376        6,473
                                           ---------    ---------    ---------    ---------

Earnings before income taxes                  24,941       30,542       69,272       79,249
Income taxes                                   9,625       11,810       26,740       30,910
                                           ---------    ---------    ---------    ---------

Net earnings                               $  15,316    $  18,732    $  42,532    $  48,339
                                           =========    =========    =========    =========

Basic earnings per share                   $     .24    $     .29    $     .67    $     .76
                                           =========    =========    =========    =========

Diluted earnings per share                 $     .24    $     .29    $     .66    $     .74
                                           =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                               Nine Months
                                                           Ended September 30,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
Cash flows from operating activities:
 Net earnings                                            $  42,532    $  48,339
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
  Depreciation and amortization                             46,718       38,657
  Deferred income taxes                                     22,225       11,332
  Provision for losses on accounts receivable                  800          900
  Amortization of deferred compensation                        337          228
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                    (34,723)     (27,210)
    Inventories and supplies                                  (890)      (1,778)
    Prepaid expenses                                         4,993        6,617
    Other assets                                              (846)        (447)
    Accounts payable, accrued liabilities
     and claims accruals                                     1,950       28,597
                                                         ---------    ---------

          Net cash provided by operating activities         83,096      105,235
                                                         ---------    ---------
Cash flows from investing activities:
 Proceeds from sale of property and equipment               75,720       40,183
 Capital expenditures                                     (215,008)    (159,789)
 Equity investment                                          (5,000)
 Payments received on equipment sale receivables             5,966        5,262
                                                         ---------    ---------

          Net cash used in investing activities           (138,322)    (114,344)
                                                         ---------    ---------

See accompanying notes to condensed consolidated financial statements.

                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)


                                                               Nine Months
                                                           Ended September 30,
                                                         ----------------------
                                                            2000         1999
                                                         ---------    ---------
Cash flows from financing activities:
  Repayments of long-term debt                              (5,437)        (798)
  Change in borrowings under line of credit                (24,000)       3,500
  Payment of stock split fractional shares                                   (9)
  Increase in borrowings under accounts receivable
    securitization                                          99,000
  Purchases of treasury stock                              (13,779)
  Proceeds from issuance of common stock
    under stock option and stock purchase plans              2,789        2,367
                                                         ---------    ---------
      Net cash provided by financing activities             58,573        5,060
                                                         ---------    ---------

Net increase (decrease) in cash                              3,347       (4,049)
Cash at beginning of period                                  9,969        6,530
                                                         ---------    ---------
Cash at end of period                                    $  13,316    $   2,481
                                                         =========    =========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                             $  10,728    $   6,803
    Income taxes                                         $       0    $  14,528


Supplemental schedule of noncash investing and
  financing activities:
    Equipment sales receivables                          $   8,448    $   7,398
    Direct financing for purchase of equipment           $   5,063    $     973

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

        The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

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

Note 4. Accounts Receivable Securitization

        The Company received $99,000,000 of proceeds under the Securitization program. As discussed in the Annual Report, these proceeds are reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days.

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

        The Company has contributed its Transportation Logistics Business along with associated intangible assets and Transplace.com commenced operations on July 1, 2000. As of September 30, 2000 the Company has contributed $5,000,000 to Transplace.com. The Company's interest in Transplace.com, which is accounted for using the equity method, is approximately 15%.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing.

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

OVERVIEW

Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with an increase of 1,420 tractors to 9,514 tractors as of September 30, 2000 up from 8,094 tractors as of September 30, 1999. The owner operator portion of the Company's fleet increased to 2,024 as of September 30, 2000 from 1,663 as of September 30, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Operating revenue increased $41.2 million or 14.7% to $320.6 million for the three months ended September 30, 2000 from $279.4 million for the corresponding period of 1999. The increase in operating revenue is primarily the result of the expansion of the Company's fleet, rate increases of approximately 3% and a fuel surcharge revenue increase of approximately $12 million.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the third quarter of 2000 was 91.0% compared to 88.1% in the comparable period of 1999. The Company's operating ratio for the three months ended September 30, 2000 increased as a result of increases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 13.91% and 13.87% and average loaded linehaul revenue per mile was $1.37 and $1.33 in the third quarter of 2000 and 1999, respectively.

Salaries, wages and employee benefits represented 34.3% of operating revenue for the three months ended September 30, 2000 compared with 35.8% in 1999. The decrease is primarily due to a decrease in the accrual for the profit sharing contribution to the Company's 401(k) plan and an increase in the portion of revenues generated by owner operators.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were needed in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

Fuel as a percentage of operating revenue was 13.6% for the third quarter of 2000 versus 11.6% in 1999. The increase is primarily due to actual fuel cost per gallon increasing by approximately 33 cents per gallon (30%) in the third quarter of 2000 versus the third quarter of 1999.

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

Purchased transportation as a percentage of operating revenue was 18.7% for the three months ended September 30, 2000 compared to 17.8% in 1999. The increase is primarily due to the growth of the owner operator fleet to 2,024 as of September 30, 2000 from 1,663 as of September 30, 1999 and payments for fuel surcharges to the owner operators.

Rental expense as a percentage of operating revenue was 5.3% for the third quarter of 2000 versus 3.5% in 1999. At September 30, 2000 and 1999, leased tractors represented 60% and 48%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded gains of $110,000 in the third quarter of 2000 and $1.6 million during the third quarter of 1999 from the sale of leased tractors. Exclusive of gains, which reduced this expense, rental expense as a percentage of operating revenue was 5.3% and 4.1% in the third quarter of 2000 and 1999, respectively.

Depreciation and amortization expense as a percentage of operating revenue was 5.3% in the third quarter of 2000 versus 5.5% in 1999. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended September 30, 2000, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $1.4 million compared to approximately $695,000 in the third quarter of 1999. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 5.7% in the third quarter of both 2000 and 1999.

Insurance and claims expense represented 2.1% and 2.5% of operating revenue in the third quarter of 2000 and 1999, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Operating revenue increased $151.8 million or 19.5% to $928.7 million for the nine months ended September 30, 2000 from $776.9 million for the corresponding period of 1999. The increase in operating revenue is primarily the result of the expansion of the Company's fleet, rate increases of approximately 2.5% and a fuel surcharge revenue increase of approximately $30 million.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first nine months of 2000 was 91.4% compared to 89.0% in the comparable period of 1999. The Company's operating ratio for the nine months ended September 30, 2000 increased as a result of increases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 14.06% for both periods and average loaded linehaul revenue per mile was $1.37 and $1.33 in the first nine months of 2000 and 1999, respectively.

Salaries, wages and employee benefits represented 34.8% of operating revenue for the nine months ended September 30, 2000 compared with 36.6% in 1999. The decrease is primarily due to a decrease in the accrual for the profit sharing contribution to the Company's 401(k) plan and an increase in the portion of revenues generated by owner operators.

Fuel as a percentage of operating revenue was 13.4% for the first nine months of 2000 versus 10.9% in 1999. The increase is primarily due to actual fuel cost per gallon increasing by approximately 36 cents per gallon (36%) for the nine months ended September 30, 2000 versus the nine months ended September 30, 1999.

Purchased transportation as a percentage of operating revenue was 18.8% for the nine months ended September 30, 2000 compared to 16.9% in 1999. The increase is primarily due to the growth of the owner operator fleet to 2,024 as of September 30, 2000 from 1,663 as of September 30, 1999 and payments for fuel surcharges to the owner operators.

Rental expense as a percentage of operating revenue was 5.0% for the first nine months of 2000 versus 4.1% in 1999. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded gains of $1.0 million and $3.2 million in the first nine months of 2000 and 1999, respectively, from the sale of leased tractors. Exclusive of gains, which reduced this expense, rental expense as a percentage of operating revenue was 5.1% and 4.5% in the first nine months of 2000 and 1999, respectively.

Depreciation and amortization expense as a percentage of operating revenue was 5.0% and 5.4% in the first nine months of 2000 and 1999. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the nine month period ended September 30, 2000, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $7.6 million compared to approximately $3.3 million in the first nine months of 1999. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 5.9% and 5.8% in the first nine months of 2000 and 1999, respectively.

Insurance and claims expense represented 2.5% of operating revenue in the first nine months of both 2000 and 1999. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

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

The Company's current liabilities increased significantly as a result of the receipt of $99 million of proceeds under the Accounts Receivable Securitization. This increase was partially offset by a decrease in the line of credit facility, which is classified as a noncurrent liability. As discussed in the financial statement footnotes, the receipts under the Securitization are required to be shown as a current liability because the committed term, subject to annual renewals, is 364 days.

Net cash provided by operating activities was $83.1 million in the first nine months of 2000 compared to $105.2 million in 1999. The decrease is primarily attributable to a decrease in net earnings, a larger increase in accounts receivable and a smaller increase in accounts payable, accrued liabilities and claims accruals offset by an increase in depreciation and amortization and deferred income taxes.

Net cash used in investing activities increased to $138.3 million in the first nine months of 2000 from $114.3 million in 1999. The increase is primarily due to greater capital expenditures in 2000 and the investment in Transplace.com offset by increased proceeds from the sale of property and equipment.

As of September 30, 2000, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $203 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first nine months of 2000, the Company incurred approximately $33.1 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

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

Net cash provided by financing activities amounted to $58.6 million in the first nine months of 2000 compared to $5.1 million in 1999. This increase is primarily due to increased proceeds from the accounts receivable securitization offset by reduced borrowings under the line of credit and treasury stock purchases.

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

INFLATION

Inflation can be expected to have an impact on the Company's operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase which would adversely affect the Company's results of operations unless freight rates could be increased correspondingly. However, the effect of inflation on the Company has been minimal over the past three years.

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

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative Disclosure - There have been no material changes in the Company's market risk during the six months ended September 30, 2000.

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

          Exhibit 3.2 - Bylaws of the  Company  (Incorporated  by  reference  to
                        Exhibit 3.2 of the Company's Form S-3 Registration Statement No. 33-66034)

          Exhibit 11 -  Schedule of Computation of Net Earnings Per Share

          Exhibit 27 -  Financial Data Schedule

          Exhibit 99 -  Private  Securities  Litigation  Reform Act of 1995 Safe
                        Harbor   Compliance    Statement   for   Forward-Looking
                        Statements

     (b) No Current Reports on Form 8-K were filed during the three months ended September 30, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SWIFT TRANSPORTATION CO., INC.

Date: November 13, 2000                 /s/ William F. Riley III
                                        ----------------------------------------
                                        (Signature)

                                        William F. Riley III
                                        Senior Executive Vice President and
                                        Chief Financial Officer