Form 10-K
period 2000-12-31
SWIFT TRANSPORTATION CO INC
filed 2001-03-22
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 19, 2001, the aggregate market value of common stock held by non-affiliates of the Registrant was $254,025,441.

The number of shares outstanding of the Registrant's common stock on March 19, 2001 was 63,268,164.

                       DOCUMENTS INCORPORATED BY REFERENCE

Materials from the Registrant's Notice and Proxy Statement relating to the 2001 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                                        Exhibit Index at page 42
                                                                  Total pages 45

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

  Item 1.  Business.........................................................   3
  Item 2.  Properties.......................................................  10
  Item 3.  Legal Proceedings................................................  11
  Item 4.  Submission of Matters to a Vote of Security Holders..............  11

PART II

  Item 5.  Market for the Registrant's Common Stock and Related
            Stockholder Matters.............................................  11
  Item 6.  Selected Financial and Operating Data............................  13
  Item 7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............................  14
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.......  20
  Item 8.  Financial Statements and Supplementary Data......................  20
  Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................  41

PART III

  Item 10. Directors and Executive Officers of the Registrant...............  41
  Item 11. Executive Compensation...........................................  41
  Item 12. Security Ownership of Certain Beneficial Owners
            and Management..................................................  41
  Item 13. Certain Relationships and Related Transactions...................  41

PART IV

  Item 14. Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.....................................................  42

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

By meeting its customers' specific needs for both regional and transcontinental service and through selective acquisitions, Swift has been able to achieve significant growth in revenues over the past five years. Operating revenue has grown at a compound annual growth rate of 22.4% from $458.2 million in 1995 to $1.259 billion in 2000. During that same period, net earnings have grown at a compound annual growth rate of 18% from $23.0 million to $52.6 million.

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

This Annual Report on Form 10-K contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, plans relating to products or services of the Company, the benefits of the Company's terminal network, the continued consolidation of the truckload industry, the increase in the number of companies outsourcing their transportation requirements, the Company's ability to sell its used trucks at favorable prices, the Company's ability to attract and retain qualified drivers, the Company's ability to pass on to its customers increased labor and fuel costs and protect itself against increases in fuel costs through the use of fuel efficient equipment, and pending or future acquisitions, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

OPERATING STRATEGY

Swift focuses on achieving high density for service-sensitive customers in short-to-medium haul traffic lanes. Through its network of 35 terminals, Swift is able to provide regional service on a nationwide basis. Swift's terminal network establishes a local market presence in the regions Swift serves and enables Swift to respond more rapidly to its customers' changing requirements. This regional network also enables Swift to enhance driver recruitment and retention by returning drivers to their homes regularly, reduce its purchases of higher priced fuel at truck stops and expedite lower cost, in-house equipment maintenance. With an average length of haul of 509 miles in 2000, Swift is able to limit its direct competition with railroads, intermodal services and longer-haul, less specialized truckload carriers. Swift seeks to provide premium service with commensurate rates, rather than compete primarily on the basis of price. The principal elements of Swift's premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and maintain local contact with customers; well-maintained, late model equipment; a fully-integrated computer system to monitor shipment status and variations from schedule; an onboard communications system that enables the Company to dispatch and monitor traffic; timely deliveries; and extra equipment to respond promptly to customers' varying requirements.

To manage the higher costs and greater logistical complexity inherent in operating in short-to-medium haul traffic lanes, Swift employs sophisticated computerized management control systems to monitor key aspects of its operations, such as availability of equipment, truck productivity and fuel consumption. Swift has a three-year replacement program for substantially all of its tractors, which allows Swift to maximize equipment utilization and fuel economy by capitalizing on improved engine efficiency and vehicle aerodynamics and to minimize maintenance expense. For 2000 and 1999, Swift maintained an operating ratio of 92.1% and 89.0%, respectively.

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

The key elements of Swift's growth strategy are:

     * STRENGTHEN CORE CARRIER RELATIONSHIPS. Swift intends to continue to strengthen its core carrier relationships, expand its services to its existing customers and pursue new customer relationships. By concentrating on expanding its services to its existing customers, Swift's revenues from its top 25 customers of 1998 increased by 43% from 1998 to 2000. The largest 25, 10 and 5 customers, respectively, accounted for 53%, 35% and 23% of revenues in 2000, with no customer accounting for more than 6% of Swift's revenues during that same period. In addition to expanding its services to existing customers, Swift actively pursues new traffic commitments from high volume, financially stable shippers for whom it has not previously provided services.

     * PURSUE STRATEGIC ACQUISITIONS. Swift's revenue growth has been attributable, in significant part, to eight acquisitions completed in the last eleven years. These acquisitions have enabled Swift to expand from its historical operations base in the Western United States and develop a strong regional presence in the Midwestern, Eastern and Southeastern United States. Swift generally limits its consideration of acquisitions to those it believes will be accretive to earnings within six months, and historically all of its acquisitions have met this objective. In certain instances, such as the pending M.S. Carriers acquisition, where a proposed acquisition has the potential to significantly increase revenues, expand Swift's operations in certain key geographic regions, or provide important synergistic opportunities, such as increased efficiencies in equipment utilization, Swift may consider going forward with such an acquisition even though it is not likely to be accretive to earnings within a period of six months.

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

OPERATIONS

Swift has developed a network of regional terminals and offices strategically located in areas which have strong, diverse economies and provide access to other key population centers. The terminals are located in close proximity to major customers who tender significant traffic volume to Swift. To minimize competition with long-haul truckload carriers and railroads, Swift operates principally within short-to-medium-haul traffic lanes. Although the Company's transcontinental division allows it to serve a broad spectrum of shipper needs, the primary regions in which Swift operates are ideally suited to short-to-medium-haul lanes because of the distribution of population and economic centers. During 2000 and 1999, Swift's average length of haul was 509 and 541 miles, respectively.

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

The achievement of significant regular freight volumes on high-density routes and consistent shipment scheduling over these routes are key elements of Swift's operations. As a result, Swift's operations personnel are better able to match available equipment to available loads and schedule regular maintenance and fueling at Company terminals, thereby enhancing productivity and asset utilization and minimizing empty miles and expensive over-the-road fueling and repair costs. Consistent scheduling also allows Swift to be more responsive to its customers' needs. Swift's regular scheduling and relatively short length of haul enable drivers to return to their homes regularly, which has helped Swift improve driver recruitment.

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

Swift's larger terminals are staffed with terminal managers, driver managers and customer service representatives. Terminal managers work with both the fleet managers and the customer service representatives, as well as all other operations personnel, to coordinate the needs of both customers and drivers. Terminal managers are also responsible for soliciting new customers and serving existing customers in their areas. Each driver manager is responsible for the general operation of approximately 27 trucks and their drivers, including driver retention, productivity per truck, routing, fuel consumption, safety and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.

In addition to the domestic operations described above, Swift has a growing cross border operation that primarily ships through commercial border crossings from El Paso westward to California. In 2000, Swift augmented its cross border operation by acquiring 49% of Trans-Mex, a carrier that focuses on shipments to and from Mexico. For additional information regarding Swift's guarantee of certain Trans-Mex obligations, see Note 9 to the Notes to Consolidated Financial Statements.

In April 2000, Swift and five other publicly traded truckload carriers founded Transplace.com, LLC, an Internet-based transportation logistics company. Swift contributed its transportation logistics business and associated intangible assets to Transplace.com upon its formation. Swift's equity interest in Transplace.com is approximately 15%. Swift reports its equity interest in Transplace.com and its share of the profits and losses of Transplace.com in its consolidated financial statements. See Note 4 to the Notes to Consolidated Financial Statements.

COMPLETED ACQUISITIONS

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

In January 2001, Swift further expanded its operations in the eastern United States through an agreement with Cardinal Freight Carriers Inc. ("Cardinal Freight"), a van and flatbed carrier based in Concord, North Carolina. Under this agreement, Swift has hired a number of Cardinal Freight's drivers and subleased a number of tractors from Cardinal Freight.

See "Factors That May Affect Future Results and Financial  Condition" under Item
7.

PENDING ACQUISITION

On December 11, 2000 Swift and M.S. Carriers, Inc. announced they have agreed to a merger in which M.S. Carriers will become a wholly owned subsidiary of Swift. In the merger, 1.7 shares of Swift's common stock will be exchanged for each share of M.S. Carrier's common stock. Following the merger, former stockholders of M.S. Carriers will hold approximately 22% of Swift's outstanding common stock. The merger is expected to be accounted for as a pooling of interests and to be tax-free to the stockholders of Swift and M.S. Carriers. In order to account for the merger as a pooling-of-interests, Swift expects to offer approximately 2,000,000 shares of its common stock and M.S. Carriers expects to offer approximately 300,000 shares of its common stock in public offerings prior to the merger. The definitive merger agreement has been approved by the boards of directors of both companies. The merger is subject to a number of conditions, including stockholder approval of both companies. There can be no assurance such approvals will be obtained.

WITH RESPECT TO THE PENDING ACQUISITION OF M.S. CARRIERS, THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS RELATING THERETO: THE INABILITY TO OBTAIN, OR MEET CONDITIONS IMPOSED FOR, GOVERNMENTAL APPROVALS FOR THE MERGER ON THE PROPOSED TERMS AND SCHEDULE; THE FAILURE OF SWIFT'S AND M.S. CARRIERS' STOCKHOLDERS TO APPROVE THE MERGER; THE RISK THAT SWIFT'S AND M.S. CARRIERS'
BUSINESSES WILL NOT BE INTEGRATED SUCCESSFULLY; THE RISK THAT THE REVENUE SYNERGIES AND COST SAVINGS FROM THE MERGER MAY NOT BE FULLY REALIZED OR MAY TAKE LONGER TO REALIZE THAN EXPECTED; FLUCTUATING STOCK MARKET LEVELS THAT COULD CAUSE SWIFT'S STOCK VALUE TO BE LESS THAN THE CURRENT SWIFT OR M.S. CARRIERS STOCK VALUE; THE DIFFICULTY THE STOCK MARKET MAY HAVE IN VALUING THE BUSINESS MODEL OF THE COMBINED COMPANY; AND DISRUPTION FROM THE MERGER THAT MAY MAKE IT MORE DIFFICULT TO MAINTAIN RELATIONSHIPS WITH CUSTOMERS, EMPLOYEES OR SUPPLIERS.

REVENUE EQUIPMENT

Swift acquires premium tractors to help attract and retain drivers, promote safe operations and minimize maintenance and repair costs. Management believes the higher initial investment is recovered through improved resale value.

The following table shows the type and age of Company-owned and leased equipment at December 31, 2000:

                                             57', 53' AND       SETS OF         FLATBED      SPECIALIZED
     MODEL YEAR             TRACTORS (1)       48' VANS       DOUBLE VANS      TRAILERS       TRAILERS
     ----------             ------------       --------       -----------      --------       --------
2001 ....................      1,458             2,903                            136              87
2000 ....................      2,671             8,068                             85             142
1999 ....................      2,130             4,941                             39              61
1998 ....................        964             3,187                             20               2
1997 ....................        136             3,405                            285              96
1996 ....................         86             2,218                            236
1995 and prior...........        282             1,493              520           271             145
                              ------           -------            -----        ------          ------
           Total.........      7,727            26,215              520         1,072             533
                               =====            ======            =====         =====          ======

(1)  Excludes 1,987 owner-operator tractors.

When purchasing new revenue equipment, Swift acquires standardized tractors and trailers manufactured to the Company's specifications. Since 1990, Swift has predominantly acquired tractors manufactured by Freightliner powered by Series 60 Detroit Diesel engines. Standardization of drive-line components allows Swift to operate with a minimum spare parts inventory, enhances Swift's maintenance program and simplifies driver training. Swift adheres to a comprehensive maintenance program that minimizes downtime and enhances the resale value of its equipment. In addition to its maintenance facility in Phoenix, Arizona, Swift performs routine servicing and maintenance of its equipment at most of its regional terminal facilities, thus avoiding costly on-road repairs and out-of-route trips. Swift has adopted a three-year replacement program on the majority of its line-haul tractors. This replacement policy enhances Swift's ability to attract drivers, maximize its fuel economy by capitalizing on improvement in both engine efficiency and vehicle aerodynamics, stabilize maintenance expense and maximize equipment utilization.

Swift has installed Qualcomm onboard, two-way vehicle satellite communication systems in the majority of its tractors. This communication system links drivers to regional terminals and corporate headquarters, allowing Swift to rapidly alter its routes in response to customer requirements and to eliminate the need for driver stops to report problems or delays. This system allows drivers to inform dispatchers and driver managers of the status of routing, loading and unloading or the need for emergency repairs. Swift believes the communications system improves fleet control, the quality of customer service and driver retention. Swift intends to continue to install the communication system in substantially all tractors acquired in the future.

In 1998, Swift adopted a speed limit of 60 miles per hour for Company tractors (62 miles per hour for team drivers) and 65 miles per hour for owner-operator tractors, below the speed limits of many states. Swift believes these measures reduce accidents, enhance fuel mileage and minimize maintenance expense. Substantially all of Swift's Company tractors are equipped with electronically controlled engines that are set to limit the speed of the vehicle.

MARKETING AND CUSTOMERS

Swift has targeted the service-sensitive segment of the truckload market, both common and contract, rather than that segment that uses price as its primary consideration. The Company has chosen to provide premium service with commensurate rates rather than compete primarily on the basis of price. The principal elements of Swift's premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and to maintain local contact with customers; a fully-integrated computer system to monitor shipment location and variations from schedule; an onboard communication system that enables the Company to reroute traffic; well-maintained, late model equipment; timely deliveries; extra equipment for the convenience of customers, which enables Swift to respond promptly to customers' varying requirements; assistance in loading and unloading; and Company control of revenue equipment. Swift concentrates its marketing efforts on expanding the amount of service it provides to existing customers. As a result, the Company's revenues from the group of customers which comprised the Company's top 25 customers in 1998 increased 43% over a two year period from 1998 to 2000.

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

The largest 25, 10 and 5 customers accounted for approximately 53%, 35% and 23% respectively, of Swift's revenues during 2000, 52%, 35% and 24%, respectively, of Swift's revenues during 1999 and 46%, 33% and 22%, respectively, of Swift's revenues during 1998. No customer accounted for more than 7% of Swift's gross revenues during any of the three most recent fiscal years. Swift's largest customers include retail and discount department store chains, manufacturers, non-perishable food companies, beverage and beverage container producers and building materials companies.

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

As of December 31, 2000, Swift employed approximately 13,000 full-time persons, of whom approximately 10,000 were drivers (including driver trainees), 1,000 were mechanics and other equipment maintenance personnel and the balance were support personnel, such as sales personnel, corporate managers and administration. None of Swift's drivers or other employees is represented by a collective bargaining unit. In the opinion of management, Swift's relationship with its drivers and employees is good.

SAFETY

The Company has an active safety and loss prevention program at each of its terminals. Supervisors engage in ongoing training of drivers regarding safe vehicle operations. The Company has adopted maximum speed limits. The Company believes that its insurance and claims expense as a percentage of operating revenue is one of the best in the industry which is attributable to its overall strong safety program. The Company has received the highest safety rating given to motor carriers by the United States Department of Transportation.

FUEL

In order to reduce fuel costs, the Company purchases approximately 80% of its fuel in bulk at 28 of its 35 terminals. Swift stores fuel in underground storage tanks at two of its bulk fueling terminals and in above ground storage tanks at its other bulk fueling terminals. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company. From time to time, the Company, in response to increases in fuel costs, has implemented fuel surcharges to pass on to its customers all or substantially all of such costs. However, there can be no assurance that such fuel surcharges could be used to offset future increases in fuel prices. The Company believes that its most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. The Company has not used derivative-type products as a hedge against higher fuel costs in the past but continues to evaluate this possibility.

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

ITEM 2. PROPERTIES

The following table provides information regarding the Company's regional terminals and/or offices:

         COMPANY                                                  OWNED
        LOCATION                                                OR LEASED
        --------                                                ---------

Albuquerque, New Mexico......................................     Leased
Birmingham, Alabama..........................................     Leased
Columbus, Ohio...............................................     Owned
Corsicana, Texas.............................................     Owned
Decatur, Georgia.............................................     Owned
Denver, Colorado.............................................     Leased
Eden, North Carolina.........................................     Owned
Edwardsville, Kansas.........................................     Owned
Fontana, California..........................................     Owned
Gary, Indiana................................................     Owned
Greer, South Carolina........................................     Owned
Invergrove Heights (Minneapolis), Minnesota..................     Leased
Irving, Texas................................................     Leased
Jonestown, Pennsylvania......................................     Owned
Laredo, Texas................................................     Leased
Lathrop (Bay Area), California...............................     Owned
Lewiston, Idaho..............................................     Owned/Leased
Manteno, Illinois............................................     Owned
Memphis, Tennessee...........................................     Owned
Ocala, Florida...............................................     Owned
Oklahoma City, Oklahoma......................................     Owned
Phoenix, Arizona.............................................     Owned
Pueblo, Colorado.............................................     Owned
Richmond, Virginia...........................................     Owned
Romulus, Michigan............................................     Leased
Salt Lake City, Utah.........................................     Owned
Santa Fe Springs, California.................................     Leased
Seattle, Washington..........................................     Leased
Shoals, Indiana..............................................     Owned
South Plainfield, New Jersey.................................     Owned
Sparks, Nevada...............................................     Owned
Syracuse, New York...........................................     Owned
Town of Menasha, Wisconsin...................................     Owned
Troutdale (Portland), Oregon.................................     Owned
Willows, California..........................................     Owned

Swift's headquarters is located on approximately 153 acres in Phoenix, Arizona and contains 83,000 square feet of office space, 106,000 square feet of shop and maintenance facilities, 27,000 square feet of a drivers' center, a recruiting and training center, a warehouse facility, a two-bay truck wash and an eight lane fueling center. The Company's prior headquarters is held for sale. As of December 31, 2000, the Company's aggregate monthly rent for all leased properties was $127,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is publicly traded on the Nasdaq National Market ("Nasdaq") under the symbol "SWFT". The following table sets forth the high and low sales prices of the common stock reported by Nasdaq for the periods shown.

                                                              COMMON STOCK
                                                           -------------------
                                                           HIGH            LOW
                                                           ----            ---
   2000
   First Quarter......................................    $20.63         $11.81
   Second Quarter.....................................     23.38          12.69
   Third Quarter......................................     17.94          12.25
   Fourth Quarter.....................................     21.00          12.00

   1999
   First Quarter......................................    $22.50         $16.33
   Second Quarter.....................................     22.63          14.00
   Third Quarter......................................     24.00          18.75
   Fourth Quarter.....................................     19.81          12.69

On March 19, 2001, the last reported sales price of the Company's common stock was $15.94 per share. At that date, the number of stockholder accounts of record of the Company's common stock was 3,351. The Company estimates there are approximately 4,200 beneficial holders of the Company's common stock.

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

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's common stock could be subject to significant fluctuations in response to certain factors, such as, among others, variations in the anticipated or actual results of operations of the Company or other companies in the transportation industry, changes in conditions affecting the economy generally, fluctuations in interest rates and diesel prices, increases in insurance premiums affecting the trucking industry generally, the depressed market for used tractors affecting the trucking industry generally, the timing of the merger between Swift and M.S. Carriers and market assessments as to whether the merger will be consummated, analysts' reports or general trends in the industry, as well as other factors unrelated to the Company's operating results.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2000 is derived from the Company's Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000 and the independent auditors' report thereon, are included in Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. Information presented below under the caption, Operating Statistics, is unaudited.

                                                                               YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------------------------
                                                              2000          1999          1998        1997(1)      1996(2)
                                                              ----          ----          ----        -------      -------
                                                          (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER MILE AMOUNTS)
CONSOLIDATED STATEMENTS OF EARNINGS DATA:
Operating revenue......................................    $1,258,671    $1,061,234     $873,433      $713,638     $562,259
Earnings before income taxes...........................       $84,856      $107,601      $93,306       $69,994      $47,212
Net earnings...........................................       $52,601       $66,831      $55,511       $41,644      $27,422
Diluted earnings per share.............................          $.82         $1.02         $.85          $.64         $.47

CONSOLIDATED BALANCE SHEET DATA (AT END OF YEAR):
Working capital........................................        $9,008       $88,028      $81,048       $64,168      $36,938
Total assets...........................................      $960,211      $794,574     $636,283      $471,134     $380,605
Long-term obligations, less current portion............      $169,240      $168,153     $143,208       $73,420      $40,284
Stockholders' equity...................................      $436,724      $394,199     $327,353      $274,175     $226,666

OPERATING STATISTICS (AT END OF YEAR):
Operating ratio........................................          92.1%        89.0%         88.7%         89.6%        90.5%
Pre-tax margin (3).....................................           6.7%        10.1%         10.7%          9.8%         8.4%
Average line haul revenue per mile(4) .................         $1.18         $1.15        $1.14         $1.13        $1.11
Empty mile percentage..................................          14.3%        14.0%         13.5%         13.7%        14.0%
Average length of haul (in miles)......................           509           541          567           571          576
Total tractors at end of period:
  Company-operated.....................................         7,727         6,940        5,573         4,968        4,166
  Owner-operator.......................................         1,987         1,748        1,225           910          665
Trailers at end of period..............................        28,340        23,719       18,348        15,499       12,151

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

(4)  Excludes fuel surcharge revenue.

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

Although the trend of shippers in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its total fleet with 9,714 tractors as of December 31, 2000 compared to 5,878 tractors as of December 31, 1997. See "Business -- General." During this same period, the Company's owner operator fleet has expanded to 1,987 as of December 31, 2000 from 910 as of December 31, 1997.

This fleet growth was accomplished through a combination of internal growth and through strategic acquisitions. See "Business--General". As discussed under "Business--Pending Acquisition," Swift has entered into an agreement to acquire M.S. Carriers. This acquisition, if consummated, would have a significant impact on Swift's financial conditions and results of operations. In particular, Swift's equity capitalization, revenues and other indicia of financial performance will change significantly due to the issuance of Swift common stock, the inclusion of M.S. Carriers operating results and the anticipated integration and other costs associated with the merger, among other factors. Accordingly, the results discussed below are not necessarily indicative of the results to be expected in any future periods in the event that the M.S. Carriers transaction is consummated. For additional information regarding the M.S. Carriers acquisition, see Note 16 of the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:

                                                              DECEMBER 31,
                                                   -----------------------------
                                                   2000        1999        1998
                                                   ----        ----        ----

Operating revenue ............................    100.0%      100.0%      100.0%
Operating expenses:
  Salaries, wages and employee benefits ......     34.8        35.9        36.5
  Operating supplies and expenses ............      8.1         8.5         9.1
  Fuel .......................................     13.8        11.2        10.7
  Purchased transportation ...................     18.8        17.2        15.5
  Rental expense .............................      5.1         4.2         4.7
  Insurance and claims .......................      2.4         2.6         2.8
  Depreciation and amortization ..............      5.2         5.4         5.3
  Communications and utilities ...............      1.3         1.3         1.3
  Operating taxes and licenses ...............      2.6         2.7         2.8
                                                  -----       -----       -----
     Total operating expenses ................     92.1        89.0        88.7
                                                  -----       -----       -----
Operating income .............................      7.9        11.0        11.3
Net interest expense .........................      1.3         1.0          .7
Other (income) expense, net ..................     (0.1)       (0.1)       (0.1)
                                                  -----       -----       -----
Earnings before income taxes .................      6.7        10.1        10.7
Income taxes .................................      2.5         3.8         4.3
                                                  -----       -----       -----
Net earnings .................................      4.2%        6.3%        6.4%
                                                  =====       =====       =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Operating revenue increased $197.4 million, or 18.6%, to $1.259 billion for the year ended December 31, 2000 from $1.061 billion for the previous year. The increase in operating revenue is due primarily to the expansion of the Company's total fleet to 9,714 tractors at December 31, 2000 from 8,688 at December 31, 1999, an increase of 1,026 tractors, rate increases of approximately 2.5% and a fuel surcharge revenue increase of approximately $46 million.

The Company's operating ratio was 92.1% and 89.0% in 2000 and 1999, respectively. The Company's operating ratio for 2000 increased as a result of changes in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor was 14.3% and 14.0% and the average loaded linehaul revenue per mile was $1.38 and $1.34 (excluding fuel surcharge) for the years ended December 31, 2000 and 1999, respectively.

Salaries, wages and employee benefits represented 34.8% of operating revenue for the year ended December 31, 2000 compared with 35.9% for 1999. The decrease is due primarily to a decrease in the accrual for the Company's 401(k) profit sharing contribution and an increase in the portion of revenues generated by owner operators offset by normal wage increases with associated benefits and taxes.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

Fuel expenses represented 13.8% and 11.2% of operating revenue in 2000 and 1999, respectively. The increase in fuel as a percentage of revenue is due primarily to increased fuel prices and offset by the impact of an increase in the miles generated by the owner operator fleet. Actual fuel cost per gallon increased by approximately 36 cents per gallon (34%) in 2000 versus 1999.

Increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, would have an adverse effect on the operations and profitability of the Company. Management believes that the most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such an option is necessary and available. The Company did not use derivative-type hedging products, but periodically evaluates their possible use.

Purchased transportation represented 18.8% and 17.2% of operating revenue for the years ended December 31, 2000 and 1999, respectively. This increase is due to the growth of the Company's owner operator fleet from 1,748 at December 31, 1999 to 1,987 at December 31, 2000.

Rental expense as a percentage of operating revenue was 5.1% and 4.2% for the years ended December 31, 2000 and 1999, respectively. During 2000 and 1999, leased tractors represented approximately 57% and 50%, respectively of the fleet (exclusive of owner operators). When it is economically feasible to do so, the Company will purchase then sell tractors it leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. During the years ended December 31, 2000 and 1999, respectively, the Company recorded gains of approximately $1.1 million and $3.6 million from the sale of leased tractors. Exclusive of gains, which reduced rental expense, the percentage of rental expense to operating revenue in 2000 and 1999 was 5.2% and 4.6%, respectively.

Depreciation and amortization expense was 5.2% and 5.4% of operating revenue for the years ended December 31, 2000 and 1999, respectively. During the year ended December 31, 2000 the Company recorded gains on the sale of revenue equipment of approximately $7.7 million compared with approximately $4.0 million in 1999. Exclusive of gains, which reduced depreciation and amortization expense, the percentage of depreciation and amortization to operating revenue in 2000 and 1999 was 5.8%.

Insurance and claims expense represented 2.4% and 2.6% of operating revenue in the years ended December 31, 2000 and 1999, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

Interest expense increased to $15.9 million in 2000 from $9.6 million in 1999. This increase was due to increased borrowings under the Company's line of credit and increased proceeds from the accounts receivable securitization program.

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

LIQUIDITY AND CAPITAL RESOURCES

The continued growth in the Company's business requires significant investment in new revenue equipment, upgraded and expanded facilities, and enhanced computer hardware and software. The funding for this expansion has been from cash provided by operating activities, proceeds from the sale of revenue equipment, long-term debt, borrowings on the Company's revolving line of credit, proceeds from the accounts receivable securitization, the use of operating leases to finance the acquisition of revenue equipment and from periodic public offerings of common stock.

The Company's current liabilities increased significantly as a result of the receipt of $117 million of proceeds under the accounts receivable securitization. As discussed in the Notes to Consolidated Financial Statements, the receipts under the securitization are required to be shown as a current liability because the committed term, subject to annual renewals, is 364 days.

Net cash provided by operating activities was $96.1 million for the year ended December 31, 2000 compared to $150.7 million for 1999. The decrease is primarily attributable to decreases in net earnings, deferred taxes and accounts payable, accrued liabilities and claims accruals offset by a increase in depreciation and amortization and a smaller increase in accounts receivable.

Net cash used in investing activities increased to $183.0 million for the year ended December 31, 2000 from $167.4 million for 1999. The increase is due primarily to an increase in capital expenditures and the investment in Transplace.com offset by increased proceeds from the sale of property and equipment.

As of December 31, 2000, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $141 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the year ended December 31, 2000, the Company incurred approximately $38 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $62 million in 2001 for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

The funding for capital expenditures has been and will be from a combination of cash provided by operating activities, amounts available under the Company's line of credit, accounts receivable securitization, and debt and lease financing. The availability of capital for revenue equipment and other capital expenditures will be affected by prevailing market conditions and the Company's financial condition and results of operations.

Net cash provided by financing activities was $96.1 million in 2000 compared to $20.1 million in 1999. The increase in cash provided by financing activities is primarily due to increased proceeds from the accounts receivable securitization offset by treasury stock purchases.

Management believes that it will be able to finance its needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth, with cash flows from operations, borrowings available under the line of credit, accounts receivable securitization and with long-term debt and operating lease financing believed to be available to finance revenue equipment purchases. Over the long term, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.

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

GENERAL ECONOMIC AND BUSINESS FACTORS. The Company's business is dependent upon a number of factors that may have a material adverse effect on its results of operations, many of which are beyond the Company's control. These factors include excess capacity in the trucking industry, significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees and insurance and claims costs, to the extent not offset by increases in freight rates or fuel surcharges, and difficulty in attracting and retaining qualified drivers and owner operators. The Company's results of operations also are affected by recessionary economic cycles and downturns in customers' business cycles, particularly in market segments and industries (such as retail, manufacturing and paper products) in which the Company has a concentration of customers. In addition, the Company's results of operations are affected by seasonal factors. Customers tend to reduce shipments after the winter holiday season and the Company's operating expenses tend to be higher in the winter months primarily due to colder weather which causes higher fuel consumption from increased idle time.

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

MERGER WITH M.S. CARRIERS. The Company may be unable to successfully integrate its operations with the operations of M.S. Carriers and realize the full cost savings it anticipates to result from the acquisition of M.S. Carriers. Such inability could have a material adverse effect on the Company's business and operating results. Specifically, the Company may have difficulty maintaining customer service and equipment utilization standards while attempting to integrate its operations with the operations of M.S. Carriers, coordinating geographically separated organizations, integrating personnel with diverse business backgrounds, maintaining momentum in the activities of one or more of the combined companies' business segments, and retaining key personnel, all of which could have a material adverse effect on the Company's business. The acquisition of M.S. Carriers could divert management's attention, which could have a material adverse effect on the Company's business. Following the acquisition of M.S. Carriers, customers may decrease freight volumes with Swift because of the concentration of their businesses with the combined companies. If this occurs, it could have a material adverse effect on the business and operations of the Company.

In addition, the Company will also incur significant expenses and restructuring charges in connection with the acquisition, some of which may be unanticipated. If such costs and charges are not offset by the elimination of duplicative costs and the realization of other efficiencies related to the integration of the two businesses, it would have a material adverse effect on the Company's business and operating results.

The issuance of additional Swift shares in connection with the acquisition of M.S. Carriers may have a dilutive impact on the earnings per share of the Company.

DEPENDENCE ON KEY PERSONNEL. The Company is highly dependent upon the services of Mr. Jerry Moyes, Chairman of the Board, President and Chief Executive Officer, Mr. William F. Riley, III, Senior Executive Vice President and Chief Financial Officer, Mr. Rodney K. Sartor, Executive Vice President, Mr. Patrick
J. Farley, Executive Vice President, and Mr. Kevin H. Jensen, Executive Vice President. Mr. Moyes has other significant business interests to which he devotes his time and efforts, including serving as Chairman of Simon Transportation Services, Inc., a truckload carrier providing nationwide, predominately temperature-controlled transportation services for major shippers, and Central Freight Lines, Inc., a regional less-than-truckload carrier. Mr. Moyes is also the largest stockholder of Simon Transportation and Central Freight Lines. Although the Company believes it has an experienced and talented management group, the loss of the services of Mr. Moyes, Mr. Riley, Mr. Sartor,

Mr. Farley or Mr. Jensen could have a material adverse effect on the Company's operations and future profitability. The Company does not have employment agreements with nor does it maintain key man life insurance on Messrs. Riley, Sartor, Farley or Jensen. The Company does not have an employment agreement with but does maintain key man life insurance on Mr. Moyes.

REGULATION. The Company is regulated by the United States Department of Transportation. This regulatory authority exercises broad powers, generally governing activities such as authorization to engage in motor carrier operations, safety, financial reporting, and certain mergers, consolidations and acquisitions. Swift may also become subject to new or more comprehensive or restrictive regulations relating to fuel emissions, ergonomics and limitations on hours of service. The increased cost of complying with such regulations could have a material adverse effect on Swift's business and operating results.

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

USED EQUIPMENT MARKET. Swift relies on the sale of used equipment to offset the cost of purchasing new equipment. In the past 18 months, used tractor values have deteriorated significantly. Should this trend continue, it could have a material adverse effect on Swift's business and operating results.

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

DEPENDENCE ON KEY CUSTOMERS. A significant portion of the Company's revenue is generated from key customers. During 2000, the Company's top 25, 10 and 5 customers accounted for 53%, 35% and 23% of revenues, respectively. The Company does not have long-term contractual relationships with many of its key customers, and there can be no assurance that the Company's relationships with its key customers will continue as presently in effect. A reduction in or termination of the Company's services by a key customer could have a material adverse effect on the Company's business and operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has interest rate exposure arising from the Company's line of credit and accounts receivable securitization which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its conservative debt ratio target and its mix of fixed and variable rate debt and lease financing. At December 31, 2000, the fair value of the Company's long-term debt approximated carrying value. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company's annual interest expense by $2.7 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of the Company as of December 31, 2000 and 1999 for each of the years in the three-year period ended December 31, 2000, together with related notes and the report of KPMG LLP, independent certified public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 14 of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Swift Transportation Co., Inc.:

We have audited the accompanying consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ KPMG LLP

Phoenix, Arizona
February 28, 2001

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                DECEMBER 31,
                                                           ---------------------
                             ASSETS                          2000         1999
                                                           --------     --------
Current assets:
  Cash .................................................   $ 19,196     $  9,969
  Accounts receivable, net .............................    174,524      153,418
  Equipment sales receivables ..........................      5,799        5,966
  Inventories and supplies .............................      8,966        7,410
  Prepaid taxes, licenses and insurance ................     27,191       17,010
  Assets held for sale .................................      3,169        5,468
  Note receivable ......................................      3,200
  Deferred income taxes ................................                   4,200
                                                           --------     --------
        Total current assets ...........................    242,045      203,441
                                                           --------     --------
Property and equipment, at cost:
  Revenue and service equipment ........................    716,305      608,470
  Land .................................................     22,589       12,879
  Facilities and improvements ..........................    128,654      112,659
  Furniture and office equipment .......................     23,545       20,260
                                                           --------     --------
        Total property and equipment ...................    891,093      754,268
Less accumulated depreciation and amortization .........    188,111      172,936
                                                           --------     --------
        Net property and equipment .....................    702,982      581,332
Other assets ...........................................      8,860        2,731
Goodwill ...............................................      6,324        7,070
                                                           --------     --------
                                                           $960,211     $794,574
                                                           ========     ========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          DECEMBER 31,
                                                                     -------------------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY                  2000             1999
                                                                     --------         --------
Current liabilities:
  Accounts payable .............................................     $ 53,659         $ 53,917
  Accrued liabilities ..........................................       31,688           34,493
  Current portion of claims accruals ...........................       23,104           26,530
  Current portion of long-term debt ............................          386              473
  Securitization of accounts receivable ........................      117,000
  Current portion of deferred income taxes .....................        7,200
                                                                     --------         --------
        Total current liabilities ..............................      233,037          115,413
                                                                     --------         --------
Borrowings under revolving line of credit ......................      154,000          152,500
Long-term debt, less current portion ...........................       15,240           15,653
Claims accruals, less current portion ..........................       21,040           21,122
Deferred income taxes ..........................................      100,170           95,687

Stockholders' equity:
  Preferred stock, par value $.001 per share
    authorized 1,000,000 shares; none issued
  Common stock, par value $.001 per share
    authorized 150,000,000 shares; issued 66,389,281 and
    65,818,166 shares in 2000 and 1999, respectively ...........           66               66
  Additional paid-in capital ...................................      138,243          131,571
  Retained earnings ............................................      336,350          283,749
                                                                     --------         --------
                                                                      474,659          415,386
Less treasury stock, at cost (3,157,850 and 1,862,550
  shares in 2000 and 1999, respectively) .......................       37,935           21,187
                                                                     --------         --------
        Total stockholders' equity .............................      436,724          394,199
                                                                     --------         --------

Commitments and contingencies                                        $960,211         $794,574
                                                                     ========         ========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------
                                                          2000               1999               1998
                                                      -----------        -----------        -----------
Operating revenue .............................        $1,258,671         $1,061,234          $873,433
                                                       ----------         ----------          --------
Operating expenses:
  Salaries, wages and employee benefits........           438,210            381,238           318,992
  Operating supplies and expenses .............           102,400             88,921            79,556
  Fuel ........................................           173,446            119,143            93,023
  Purchased transportation ....................           236,824            182,832           135,453
  Rental expense ..............................            64,367             44,854            41,447
  Insurance and claims ........................            30,640             27,486            24,094
  Depreciation and amortization ...............            64,837             57,659            46,033
  Communications and utilities ................            16,093             14,085            11,433
  Operating taxes and licenses ................            32,119             28,575            24,710
                                                       ----------         ----------          --------
        Total operating expenses ..............         1,158,936            944,793           774,741
                                                       ----------         ----------          --------
        Operating income ......................            99,735            116,441            98,692
                                                       ----------         ----------          --------
Other (income) expenses:
  Interest expense ............................            15,873              9,574             6,277
  Interest income .............................              (742)              (338)             (269)
  Other .......................................              (252)              (396)             (622)
                                                       ----------         ----------          --------
        Other (income) expenses, net ..........            14,879              8,840             5,386
                                                       ----------         ----------          --------
        Earnings before income taxes ..........            84,856            107,601            93,306
  Income taxes ................................            32,255             40,770            37,795
                                                       ----------         ----------          --------
        Net earnings ..........................        $   52,601         $   66,831          $ 55,511
                                                       ==========         ==========          ========

Basic earnings per share ......................        $      .83         $     1.04          $    .87
                                                       ==========         ==========          ========

Diluted earnings per share ....................        $      .82         $     1.02          $    .85
                                                       ==========         ==========          ========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           COMMON STOCK       ADDITIONAL                                TOTAL
                                                      ---------------------    PAID-IN      RETAINED     TREASURY    STOCKHOLDERS'
                                                      SHARES      PAR VALUE    CAPITAL      EARNINGS       STOCK        EQUITY
                                                      ------      ---------    -------      --------       -----        ------
Balances, January 1, 1998                            64,190,335      $ 64     $ 116,120     $ 161,407   $  (3,416)    $ 274,175
Issuance of common stock under
stock option and employee stock purchase plans          853,940         1         3,726                                   3,727
Income tax benefit arising from the exercise
 of stock options                                                                 3,349                                   3,349
Amortization of deferred compensation                                               212                                     212
Payment of stock split fractional share                                             (21)                                    (21)
Purchase of 826,500 shares of treasury stock                                                               (9,600)       (9,600)
Net earnings                                                                                   55,511                    55,511
                                                    -----------      ----     ---------     ---------   ---------     ---------
Balances, December 31, 1998                          65,044,275        65       123,386       216,918     (13,016)      327,353
Issuance of common stock under stock option
 and employee stock purchase plans                      773,891         1         4,578                                   4,579
Income tax benefit arising from the exercise
 of stock options                                                                 3,311                                   3,311
Amortization of deferred compensation                                               305                                     305
Payment of stock split fractional share                                              (9)                                     (9)
Purchase of 539,475 shares of treasury stock                                                               (8,171)       (8,171)
Net earnings                                                                                   66,831                    66,831
                                                    -----------      ----     ---------     ---------   ---------     ---------
Balances, December 31, 1999                          65,818,166        66       131,571       283,749     (21,187)      394,199
Issuance of common stock under stock option
 and employee stock purchase plans                      571,115                   5,294                                   5,294
Income tax benefit arising from the exercise
 of stock options                                                                   900                                     900
Amortization of deferred compensation                                               478                                     478
Purchase of 1,295,300 shares of treasury stock                                                            (16,748)      (16,748)
Net earnings                                                                                   52,601                    52,601
                                                    -----------      ----     ---------     ---------   ---------     ---------
Balances, December 31, 2000                          66,389,281      $ 66     $ 138,243     $ 336,350   $ (37,935)    $ 436,724
                                                    ===========      ====     =========     =========   =========     =========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                           -----------------------------------------
                                                                              2000           1999             1998
                                                                           ---------       ---------       ---------
Cash flows from operating activities:
 Net earnings .........................................................    $  52,601       $  66,831       $  55,511
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
  Depreciation and amortization .......................................       65,695          54,016          42,568
  Deferred income taxes ...............................................       21,063          36,737          15,610
  Income tax benefit arising from the exercise of stock options........          900           3,311           3,349
  Provision for losses on accounts receivable..........................        2,332           1,200           1,110
  Amortization of deferred compensation ...............................          478             305             212
  Increase (decrease) in cash resulting from changes in:
   Accounts receivable ................................................      (28,601)        (36,058)        (27,056)
   Inventories and supplies ...........................................       (1,556)         (2,544)           (357)
   Prepaid expenses and other current assets ..........................      (10,181)         (1,782)        (10,138)
   Other assets .......................................................         (243)         (1,089)             78
   Accounts payable, accrued liabilities and claims accruals ..........       (6,371)         29,810          33,982
                                                                           ---------       ---------       ---------
          Net cash provided by operating activities ...................       96,117         150,737         114,869
                                                                           ---------       ---------       ---------
Cash flows from investing activities:
 Proceeds from sale of property and equipment .........................       93,684          64,650          63,233
 Capital expenditures .................................................     (273,263)       (237,340)       (238,002)
 Equity investment ....................................................       (5,000)
 Loans to investment entities .........................................       (4,384)
 Payments received on equipment sales receivables .....................        5,955           5,262           3,407
                                                                           ---------       ---------       ---------
          Net cash used in investing activities .......................     (183,008)       (167,428)       (171,362)
                                                                           ---------       ---------       ---------
Cash flows from financing activities:
 Repayments of long-term debt .........................................      (10,911)           (765)         (8,287)
 Increase in borrowings under revolving line of credit.................        1,500          24,500          71,500
 Payment of stock split fractional shares .............................                           (9)            (21)
 Increase in borrowings under accounts receivable securitization.......      117,000
 Proceeds from sale of common stock ...................................        5,277           4,575           3,705
 Purchase of treasury stock ...........................................      (16,748)         (8,171)         (9,600)
                                                                           ---------       ---------       ---------
          Net cash provided by financing activities ...................       96,118          20,130          57,297
                                                                           ---------       ---------       ---------

Net increase in cash ..................................................        9,227           3,439             804
Cash at beginning of year .............................................        9,969           6,530           5,726
                                                                           ---------       ---------       ---------
Cash at end of year ...................................................    $  19,196       $   9,969       $   6,530
                                                                           =========       =========       =========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------
                                                                       2000         1999         1998
                                                                     -------      -------      -------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest .....................................................   $15,160      $ 9,661      $ 5,842
                                                                     =======      =======      =======
    Income taxes .................................................   $ 6,405      $17,104      $27,404
                                                                     =======      =======      =======
Supplemental schedule of noncash investing
  and financing activities:
    Equipment sales receivables ..................................   $ 5,788      $ 5,966      $ 5,385
                                                                     =======      =======      =======
    Direct financing for purchase of equipment ...................   $ 5,063      $   973      $   436
                                                                     =======      =======      =======

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998


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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Gains and losses from the sale of revenue equipment are included as a component of depreciation expense. Net gains in 2000, 1999 and 1998 were $7,668,000, $4,000,000 and $6,105,000, respectively.

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

For the years ended December 31, 2000, 1999 and 1998, the Company capitalized interest related to self-constructed assets totaling $1,210,000, $1,140,000 and $894,000, respectively.

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

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

GOODWILL

Goodwill represents the excess of purchase price over fair value of net assets acquired. Such goodwill is being amortized on the straight-line method over periods ranging from 15 to 20 years. Accumulated amortization was $5,256,000 and $4,509,000 at December 31, 2000 and 1999, respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other long lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in determining whether the asset is impaired.

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

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding during each period (63,204,000, 64,079,000 and 64,005,000 for 2000, 1999, and 1998, respectively). Diluted earnings per common share includes the impact of stock options assumed to be exercised using the treasury stock method. The denominator for diluted earnings per share is greater than the denominator used in the basic earnings per share by 858,000, 1,211,000, and 1,245,000 shares in 2000, 1999, and 1998, respectively. The numerator is the same for both basic and diluted earnings per share.

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

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(2) ACCOUNTS RECEIVABLE

Accounts receivable consists of:

                                                               DECEMBER 31,
                                                         -----------------------
                                                           2000           1999
                                                         --------       --------
                                                             (IN THOUSANDS)
     Trade customers ..................................  $162,651       $134,649
     Equipment manufacturers ..........................     3,166          3,100
     Income tax receivable ............................     7,649         16,715
     Other ............................................     4,268            707
                                                         --------       --------
                                                          177,734        155,171
     Less allowance for doubtful accounts .............     3,210          1,753
                                                         --------       --------
                                                         $174,524       $153,418
                                                         ========       ========

The schedule of allowance for doubtful accounts is as follows:

                                   BEGINNING                              ENDING
                                    BALANCE    ADDITIONS   DEDUCTIONS    BALANCE
                                    -------    ---------   ----------    -------
                                                   (IN THOUSANDS)
     Years ended December 31:
     2000 .......................   $1,753      $2,332       $ (875)      $3,210
                                    ======      ======       ======       ======

     1999 .......................   $1,116      $1,200       $ (563)      $1,753
                                    ======      ======       ======       ======

     1998 .......................   $  291      $1,110       $ (285)      $1,116
                                    ======      ======       ======       ======

(3) ASSETS HELD FOR SALE

Assets held for sale consist of land, land improvements, building and equipment related to the Company's former corporate headquarters and terminal located in Phoenix, Arizona and is stated at the lower of depreciated cost or fair value less costs to sell. In February 2000, the Company sold a portion of the assets held for sale which relate to the Company's former corporate headquarters. There was no gain or loss on the sale of these assets. In December 2000, the Company recorded an adjustment to reduce the carrying value of these assets by $450,000 to reflect the effect of a pending sale of the remaining assets.

(4) EQUITY INVESTMENT AND NOTE RECEIVABLE

In April 2000, the Company and five other large transportation companies ("Members") entered into an (1) Operating Agreement and (2) Initial Subscription Agreement of Transplace.com, LLC ("Transplace.com"), an Internet-based global transportation logistics company. These agreements finalize the terms of the agreement in principal, signed in March 2000, to form Transplace.com.

The Company has contributed its Transportation Logistics Business along with associated intangible assets and Transplace.com commenced operations on July 1, 2000. As of December 31, 2000 the Company also has contributed $5,000,000 to Transplace.com. The Company's interest in Transplace.com, which is accounted for using the equity method, is approximately 15% and is included in other assets.

In addition, the Company has a note receivable from Transplace.com in the amount of $3,200,000 which bears interest at 8% and matures on September 29, 2001. This note was paid in full in February 2001.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(5) ACCRUED LIABILITIES

Accrued liabilities consists of:

                                                              DECEMBER 31,
                                                       -------------------------
                                                        2000               1999
                                                       -------           -------
                                                            (IN THOUSANDS)
     Employee compensation ......................      $21,059           $22,996
     Fuel and mileage taxes .....................        1,387             3,057
     Other ......................................        9,242             8,440
                                                       -------           -------

                                                       $31,688           $34,493
                                                       =======           =======

(6) ACCOUNTS RECEIVABLE SECURITIZATION

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

Under the amended agreement, the Company can receive up to a maximum of $125 million of proceeds, subject to eligible receivables and will pay a program fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates on the proceeds received. The proceeds received will be reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of December 31, 2000 there were $117 million of proceeds received.

(7) BORROWINGS UNDER REVOLVING LINE OF CREDIT

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

The Credit Agreement includes financing for letters of credit. The Company has outstanding letters of credit primarily for workers' compensation and liability self-insurance purposes totaling $15 million at December 31, 2000.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(8) LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                DECEMBER 31,
                                                                                              ---------------------
                                                                                               2000          1999
                                                                                              -------       -------
                                                                                                 (IN THOUSANDS)
     Notes payable to commercial  lending  institutions  with varying  payments through the year 2005:
       Fixed interest rates ranging from 4.0% to 4.77%....................................    $   626       $ 1,126
     Note payable to insurance company bearing interest at 6.78% payable monthly with principal payments of $3,000,000 due in 2002 through 2006 secured by deed of trust on Phoenix facilities. Covenant requirements include minimum debt to equity and debt coverage ratios and tangible net worth. The covenants include limitations on dividends and treasury stock
       purchases..........................................................................     15,000        15,000
                                                                                              -------       -------
               Total long-term debt ......................................................     15,626        16,126
      Less current portion ...............................................................        386           473
                                                                                              -------       -------
      Long-term debt, less current portion ...............................................    $15,240       $15,653
                                                                                              =======       =======

The aggregate annual maturities of long-term debt exclusive of amounts due under the revolving line of credit (see note 7) as of December 31, 2000 are as follows:

     YEARS ENDING
     DECEMBER 31                                                 (IN THOUSANDS)
     -----------                                                 --------------
     2001.......................................................   $    386
     2002.......................................................      3,176
     2003.......................................................      3,031
     2004.......................................................      3,032
     2005.......................................................      3,001
     Thereafter.................................................      3,000
                                                                   --------
                                                                   $ 15,626
                                                                   ========

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(9) COMMITMENTS

LEASES

The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 2000, the future minimum lease payments under noncancelable operating leases are as follows:

     YEARS ENDING                              REVENUE
     DECEMBER 31,                             EQUIPMENT    FACILITIES     TOTAL
     ------------                             ---------    ----------     -----
                                                         (IN THOUSANDS)
     2001 .................................   $ 63,700      $  1,508    $ 65,208
     2002 .................................     45,718           979      46,697
     2003 .................................     17,316           371      17,687
     2004 .................................      3,979           240       4,219
     2005 .................................      3,282           103       3,385
     Thereafter ...........................                      474         474
                                              --------      --------    --------
     Total minimum lease payments .........   $133,995      $  3,675    $137,670
                                              ========      ========    ========

The revenue equipment leases generally include purchase options exercisable at the completion of the lease. The Company recorded gains of approximately $1.1 million, $3.6 million, and $3.8 million from the sale of leased tractors in 2000, 1999, and 1998, respectively.

PURCHASE COMMITMENTS

The Company had commitments outstanding to acquire revenue equipment for approximately $141 million at December 31, 2000. These purchases are expected to be financed by operating leases, debt, proceeds from sales of existing equipment and cash flows from operations. The Company has the option to cancel such commitments with 60 days notice.

GUARANTEE

The Company has guaranteed  approximately $7 million of debt of Trans-Mex,  Inc.
S. A. de C. V., a truckload carrier within the Republic of Mexico of which the Company owns 49%.

(10) STOCKHOLDERS' EQUITY

On April 10, 1999 and March 12, 1998 the Company completed three-for-two stock splits effected in the form of a dividend of one share of common stock for every two shares of common stock outstanding.

The Company purchased 1,295,300 and 539,475 shares of its common stock during 2000 and 1999 for a total cost of $16.7 million and $8.2 million, respectively. These shares are being held as treasury stock and may be used for issuances under the Company's employee stock option and purchase plans or for other general corporate purposes.

STOCK COMPENSATION PLANS

The Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan. The compensation cost that has been charged against income for its Fixed Stock Option Plans was $478,000, $305,000 and $212,000 for 2000, 1999 and 1998, respectively.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

Had compensation cost for the Company's four stock-based compensation plans been determined consistent with FASB Statement No. 123 ("SFAS No. 123"), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                    2000       1999       1998
                                                  --------   --------   --------
     Net earnings .................. As Reported  $ 52,601   $ 66,831   $ 55,511
                                                  ========   ========   ========

                                     Pro forma    $ 51,216   $ 65,928   $ 54,755
                                                  ========   ========   ========

     Basic earnings per share ...... As Reported  $    .83   $   1.04   $    .87
                                                  ========   ========   ========

                                     Pro forma    $    .81   $   1.03   $    .86
                                                  ========   ========   ========

     Diluted earnings per share .... As Reported  $    .82   $   1.02   $    .85
                                                  ========   ========   ========

                                     Pro forma    $    .80   $   1.01   $    .84
                                                  ========   ========   ========

Pro forma net earnings reflect only options granted in 1995 through 2000. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period of 9 years and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

FIXED STOCK OPTION PLANS

The Company has three fixed stock option plans. Under the 1990 Employee Stock Option Plan, the Company granted options to employees for 6.0 million shares of common stock. Under the 1999 Employee Stock Option Plan the Company may grant up to 2.25 million shares of common stock. Under the 1994 Non-Employee Directors Plan, the Company may grant options to non-employee directors for up to 135,000 shares of common stock. Under all plans, the exercise price of each option that has been granted equals 85 percent of the market price of the Company's stock on the date of the grant. Options under the Employee Stock Option Plans generally vest 20 percent after five years and 20 percent each succeeding year and the maximum term is ten years. Options under the Non-Employee Directors Plan vest on the grant date and the maximum term is six years.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1998 through 2000:

                                                         2000     1999     1998
                                                         ----     ----     ----
     Dividend yield .................................      0%       0%       0%
     Expected volatility ............................     45%      45%      45%
     Risk free interest rate ........................    6.5%     6.5%       5%
     Expected lives (days after vesting date) .......     73       62       51

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

A summary of the status of the Company's three fixed stock option plans as of December 31, 2000, 1999 and 1998, and changes during the years then ended on those dates is presented below:

                                                          2000                      1999                        1998
                                                 ----------------------     -----------------------    -----------------------
                                                               WEIGHTED-                  WEIGHTED-                  WEIGHTED-
                                                               AVERAGE                    AVERAGE                    AVERAGE
                                                               EXERCISE                   EXERCISE                   EXERCISE
                                                   SHARES       PRICE        SHARES        PRICE        SHARES        PRICE
                                                 ----------    -------      ---------     -------      ---------    ---------
     Outstanding at beginning of year ........    3,271,113     $ 7.80      3,825,825      $ 6.84      3,681,360      $ 5.27
     Granted .................................    1,997,450     $11.10         64,000      $15.69        812,400      $10.15
     Exercised ...............................     (181,149)    $ 3.64       (538,533)     $ 1.81       (615,262)     $ 1.55
     Forfeited ...............................     (138,297)    $10.03        (80,179)     $ 8.88        (52,673)     $ 9.82
                                                 ----------                 ---------                  ---------
     Outstanding at end of year ..............    4,949,117     $ 9.22      3,271,113      $ 7.80      3,825,825      $ 6.84
                                                 ==========                 =========                  =========
     Options exercisable at year-end .........      523,452                   319,194                    164,025
                                                 ==========                ==========                 ==========
     Weighted-average fair value of
       options granted during the year ......    $     7.11                $     9.86                 $     7.71
                                                 ==========                ==========                 ==========

The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                                            OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                                  ---------------------------------------    -----------------------
                                                                  WEIGHTED-
                                                                   AVERAGE      WEIGHTED-                   WEIGHTED-
                                                                  REMAINING     AVERAGE                     AVERAGE
     RANGE OF EXERCISE PRICES                       NUMBER       CONTRACTUAL    EXERCISE       NUMBER       EXERCISE
     ------------------------                     OUTSTANDING       LIFE         PRICE       EXERCISABLE     PRICE
                                                  -----------       ----         -----       -----------     -----
     $1.54 to $5.62 ..........................     1,019,393        3.04         $ 4.18        447,673       $ 3.17
     $5.63 to $10.01 .........................     1,010,836        5.75         $ 9.34         68,029       $ 9.01
     $10.02 to $10.81 ........................       770,663        7.64         $10.07
     $11.10 ..................................     1,956,600        9.40         $11.10          3,000       $11.10
     $11.17 to $18.42 ........................       191,625        7.17         $12.77          4,750       $13.02
                                                   ---------                                   -------
                                                   4,949,117        6.99         $ 9.22        523,452       $ 4.06
                                                   =========                                   =======

EMPLOYEE STOCK PURCHASE PLAN

Under the 1994 Employee Stock Purchase Plan, the Company is authorized to issue up to 4.5 million shares of common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Each employee is restricted to purchasing during each period a maximum of $12,500 of stock determined by using the beginning-of-period price. Under the Plan, the Company issued 389,966, 235,971 and 240,135 shares to 2,243, 1,856 and 1,351 employees in 2000, 1999 and 1998, respectively. Compensation cost is calculated as the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

                                                     2000       1999        1998
                                                     ----       ----        ----
     Dividend yield..............................      0%         0%          0%
     Expected volatility.........................     45%        45%         45%
     Risk free interest rate.....................      6%         6%        4.5%

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

The weighted-average fair value of those purchase rights granted in 2000, 1999 and 1998 was $4.19, $5.61 and $3.98 respectively.

(11) INCOME TAXES

Income tax expense consists of:

                                               2000          1999          1998
                                             -------       -------       -------
                                                       (IN THOUSANDS)
     Current expense:
       Federal .........................     $ 9,354       $ 5,944       $20,445
       State ...........................       1,396           939         3,494
                                             -------       -------       -------
                                              10,750         6,883        23,939
                                             -------       -------       -------
     Deferred expense:
       Federal .........................      18,823        29,660        11,435
       State ...........................       2,682         4,227         2,421
                                             -------       -------       -------
                                              21,505        33,887        13,856
                                             -------       -------       -------
                                             $32,255       $40,770       $37,795
                                             =======       =======       =======

The Company's effective tax rate was 38.0%, 37.9% and 40.5% in 2000, 1999 and 1998, respectively. The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
                                                          (IN THOUSANDS)
     Computed "expected" tax expense ...........  $ 29,700   $ 37,660   $ 32,657
     Increase in income taxes resulting from:
      State income taxes, net of federal
       income tax benefit.......................     2,620      3,323      4,185
      Enterprise tax credit.....................      (443)      (765)
      Other, net................................       378        552        953
                                                  --------   --------   --------
                                                  $ 32,255   $ 40,770   $ 37,795
                                                  ========   ========   ========

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                             DECEMBER 31,
                                                                                      --------------------------
                                                                                         2000            1999
                                                                                      ---------        ---------
                                                                                             (IN THOUSANDS)
     Deferred tax assets:
      Claims accruals ..............................................................  $  10,720        $  18,140
      Accounts receivable due to allowance for doubtful accounts....................      1,223            1,130
      Nondeductible accruals .......................................................      2,823            2,820
      Other ........................................................................        833              500
                                                                                      ---------        ---------
              Total deferred tax assets ............................................     15,599           22,590
                                                                                      ---------        ---------
     Deferred tax liabilities:
      Property and equipment, principally due to differences in depreciation........   (109,149)        (104,170)
      Prepaid taxes, licenses and permits deducted
       for tax purposes.............................................................    (10,357)          (6,480)
      Other ........................................................................     (3,463)          (3,427)
                                                                                      ---------        ---------
              Total deferred tax liabilities .......................................   (122,969)        (114,077)
                                                                                      ---------        ---------
              Net deferred tax liability ...........................................  $(107,370)       $ (91,487)
                                                                                      =========        =========

These amounts are presented in the accompanying consolidated balance sheets as follows:

                                                             DECEMBER 31,
                                                      -------------------------
                                                         2000            1999
                                                      ---------       ---------
                                                           (IN THOUSANDS)
     Current deferred tax asset ...................   $               $   4,200
     Current deferred tax liability ...............      (7,200)
     Noncurrent deferred tax liability ............    (100,170)        (95,687)
                                                      ---------       ---------
     Net deferred tax liability ...................   $(107,370)      $ (91,487)
                                                      =========       =========

(12) CLAIMS ACCRUALS

The Company's insurance program for liability, physical damage and cargo damage involves self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate.

Claims accruals represent accruals for the uninsured portion of pending claims at December 31, 2000 and 1999. The current portion reflects the amounts of claims expected to be paid in the following year. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company's past claims experience. Claims accruals also include accrued medical expenses under the Company's group medical insurance program.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

LIMITATIONS

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 2000, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

(14) EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan for all employees who are 19 years of age or older and have completed one year of service. The Plan provides for a mandatory matching contribution equal to the amount of the employee's salary reduction, but not to exceed 1% of the employee's compensation. Also, the plan provides for a discretionary contribution not to exceed 4% of the employee's compensation, limited to the amount permitted under the Internal Revenue Code as deductible expenses. The Company may also make voluntary profit sharing contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's contribution totaled approximately $4.1 million, $8.2 million and $7.1 million for 2000, 1999 and 1998, respectively.

(15) RELATED PARTY TRANSACTIONS

The Company leases various properties from entities owned by the principal stockholder. Rents paid under these leases totaled zero, $72,000 and $135,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

A company owned by the Company's principal stockholder leases tractors to some of the Company's owner operators. In connection with this program in 2000, 1999 and 1998, the Company acquired new tractors and sold them to this entity for $25.2 million, $37.2 million and $22.1 million, respectively, and recognized fee income of $1.4 million, $2.2 million and $1.3 million, respectively. During

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

2000, 1999, and 1998, the Company also sold used revenue equipment to this entity totaling $160,000, $167,000 and $320,000 respectively, and recognized a loss of $12,000 in 2000 and gains of $17,000 in 1999 and $69,000 in 1998. At
December 31, 2000 and 1999, nothing was owed to the Company for this equipment.

A Company owned by the principal stockholder provides aircraft services to the Company. Such services totaled $718,000, $621,000 and $429,000 for the years ended December 31, 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, $50,000 and $138,000, respectively, was owed to this entity for such services.

The Company's principal stockholder acquired a significant ownership interest in a less than truckload carrier during 1997. The Company provides transportation services to this carrier and other entities owned by the principal stockholder and recognized $9.7 million, $10.6 million and $6.1 million in operating revenue in 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, $809,000 and $1.8 million, respectively, was owed to the Company for these services. In addition, the Company sold used equipment to the carrier for $261,000 in 1998 and paid $547,000, $423,000 and $227,000 to the carrier for facilities rental in 2000, 1999 and 1998, respectively.

The Company's principal stockholder owns an entity with a fleet of tractors which operates as a fleet operator for the Company. During 2000, 1999 and 1998, the Company paid $33.6 million, $13.2 million and $17.2 million to this fleet operator for purchased transportation services. At December 31, 2000 and 1999, $483,000 and $512,000, respectively, was owed for these purchased transportation services. Also, the Company was paid $1.9 million, $301,000 and $267,000 by this fleet operator and paid $130,000, $43,000 and $450,000 to this fleet operator for various services including training in 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, $265,000 and $62,000 was owed to the Company and zero and $23,000, respectively, was owed by the Company for these services.

The Company purchased $2.4 million of refrigeration units in 2000 from an entity owned by one of the Company's officers.

All of the above related party arrangements were approved by the independent members of the Company's Board of Directors.

(16) PENDING MERGER

On December 11, 2000, the Company and M.S. Carriers, Inc. (Nasdaq: MSCA) announced that they have agreed to a merger in which M.S. Carriers will become a wholly owned subsidiary of Swift. In the merger, 1.7 shares of the Company's common stock will be exchanged for each share of M.S. Carriers common stock. The definitive merger agreement has been approved by the boards of directors of both companies. The merger is subject to a number of conditions, including stockholder approval of both companies. The merger is expected to be accounted for as a pooling of interests and to be tax-free to the stockholders of Swift and M.S. Carriers. Prior to the merger, Swift expects to offer approximately 2,000,000 shares of its common stock and M.S. Carriers expects to offer approximately 300,000 shares of its common stock in public offerings.

(17) CONTINGENCIES

The Company is involved in certain claims and pending litigation arising in the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the Company.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(18) INDUSTRY SEGMENT INFORMATION

The Company operates  predominantly in one industry,  road transportation,  as a
truckload   motor  carrier   subject  to   regulation   by  the   Department  of
Transportation and various state regulatory authorities.

(19) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                 FIRST        SECOND       THIRD        FOURTH
                                                QUARTER      QUARTER      QUARTER      QUARTER
                                                --------     --------     --------     --------
                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
     YEAR ENDED DECEMBER 31, 2000
     Operating revenue .....................    $291,522     $316,555     $320,586     $330,008
     Operating income ......................      20,111       30,719       28,818       20,087
     Net earnings ..........................      10,655       16,561       15,316       10,069
     Basic earnings per share ..............         .17          .26          .24          .16
     Diluted earnings per share ............         .17          .26          .24          .16

     YEAR ENDED DECEMBER 31, 1999
     Operating revenue .....................    $234,944     $262,531     $279,423     $284,336
     Operating income ......................      21,832       30,740       33,150       30,719
     Net earnings ..........................      12,103       17,504       18,732       18,492
     Basic earnings per share ..............         .19          .27          .29          .29
     Diluted earnings per share ............         .19          .27          .29          .28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has never filed a Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure, or otherwise.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to continuing directors and nominees of the Company is set forth under the captions "Information Concerning Directors, Nominees and Officers," "Meetings of the Board of Directors and its Committees," and "Director Compensation" in the Registrant's Notice and Proxy Statement relating to its 2001 Annual Meeting of Stockholders ("the 2001 Notice and Proxy Statement") incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Registrant's 2001 Notice and Proxy Statement is not being filed as a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Meetings and Compensation" and "Employment Agreements" in the 2001 Notice and Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" contained in the 2001 Notice and Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under the caption "Security Ownership of Principal Stockholders and Management" in the 2001 Notice and Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and transactions of management is set forth under the caption "Certain Transactions and Relationships" and "Compensation Committee Interlocks and Insider Participation" in the 2001 Notice and Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules.

          (i)  Financial Statements
                                                                    PAGE OR
                                                                METHOD OF FILING
                                                                ----------------
               (1)  Report of KPMG LLP                              Page 21

               (2)  Consolidated  Financial  Statements  and        Page 22-40
                    Notes    to    Consolidated    Financial
                    Statements  of  the  Company,  including
                    Consolidated   Balance   Sheets   as  of
                    December  31,  2000 and 1999 and related
                    Consolidated   Statements  of  Earnings,
                    Stockholders' Equity and Cash Flows for each of the years in the three-year period ended December 31, 2000

          (ii) Financial Statement Schedules

               Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

     (b)  Reports on Form 8-K

          A report on Form 8-K was filed on December 26, 2000. This filing described the announced merger agreement with M.S. Carriers dated December 11, 2000.

     (c)  Exhibits.

EXHIBIT                                                                                           PAGE OR
NUMBER                            DESCRIPTION                                                  METHOD OF FILING
------                            -----------                                                  ----------------
 2.1    Merger Agreement, dated as of December 11, 2000, among Swift          Incorporated  by  reference  to Exhibit 2.1 of the
        Transportation Co., Inc., a Nevada corporation,  Sun Merger,          Registrant's  Current  Report  on Form  8-K  dated
        Inc., a Tennessee corporation and wholly-owned subsidiary of          December 11, 2000 (the "12/11/2000 8-K")
        Swift  Transportation Co., Inc., and M.S. Carriers,  Inc., a
        Tennessee corporation

 3.1    Amended  and  Restated  Articles  of  Incorporation  of  the          Incorporated  by  reference  to Exhibit 4.1 of the
        Registrant                                                            Registrant's  Registration  Statement  on Form S-8
                                                                              (Registration No. 333-85940)

 3.2    Bylaws of the Registrant                                              Incorporated  by  reference  to Exhibit 3.2 of the
                                                                              Registrant's  Registration  Statement  on Form S-3
                                                                              (Registration No. 33-66034)

EXHIBIT                                                                                       PAGE OR
NUMBER                        DESCRIPTION                                                  METHOD OF FILING
------                        -----------                                                  ----------------
 4.1    Specimen of Common Stock Certificate                                  Incorporated  by  reference  to  Exhibit  4 of the
                                                                              Company's  Annual Report on Form 10-K for the year
                                                                              ended December 31, 1992 (the "1992 Form 10-K")

 4.2    Voting Agreement,  dated as of December 11, 2000, between M.          Incorporated  by reference  to  Exhibit 4.1 of the
        S. Carriers,  Inc., a Tennessee  corporation,  the Jerry and          12/11/2000 8-K
        Vickie Moyes Family Trust dated 12/11/87 and Jerry Moyes

 4.3    Voting Agreement, dated as of December 11, 2000, among Swift          Incorporated  by  reference to  Exhibit 4.2 of the
        Transportation Co., Inc., a Nevada corporation,  Sun Merger,          12/11/2000 8-K
        Inc., a Tennessee corporation and wholly-owned subsidiary of
        Swift Transportation Co., Inc., and Michael S. Starnes

10.1    Stock Option Plan, as amended through November 18, 1994*              Incorporated  by  Reference to Exhibit 10.7 of the
                                                                              Company's  Annual Report on Form 10-K for the year
                                                                              ended December 31, 1994 (the "1994 Form 10-K")

10.2    Non-Employee Directors Stock Option Plan, as amended through          Incorporated  by  reference to Exhibit 10.8 of the
        November 18, 1994*                                                    1994 Form 10-K

10.3    Employee Stock Purchase  Plan, as amended  through  November          Incorporated  by  reference to Exhibit 10.9 of the
        18, 1994*                                                             1994 Form 10-K

10.4    Swift  Transportation  Co.,  Inc.  Retirement  (401(k)) Plan          Incorporated  by reference to Exhibit 10.14 of the
        dated January 1, 1992*                                                Company's  Form  S-1  Registration  Statement  No.
                                                                              #33-52454

10.5    Note agreement  dated February 26, 1996 by and between Swift          Incorporated  by reference to Exhibit 10.12 of the
        Transportation  Co.,  Inc.  and  Great-West  Life &  Annuity          Company's  Annual  Report on Company Form 10-K for
        Insurance Company                                                     the year ended  December  31,1995  (the "1995 Form
                                                                              10-K")

10.6    Note  agreement  dated January 16, 1997 by and between Swift          Incorporated  by reference to Exhibit 10.11 of the
        Transportation  Co.,  Inc. and Wells Fargo Bank,  N.A.,  ABN          Company's  Annual Report on Form 10-K for the year
        Amro  Bank  N.V.,  The  Chase  Manhattan  Bank and The First          ended December 31,1996 (the "1996 Form 10-K")
        National Bank of Chicago.

10.7    Asset Purchase Agreement Dated as of February 20, 1997 Among          Incorporated  by  reference  to  Exhibit  1 of the
        Swift Transportation Co., Inc. and Direct Transit,  Inc. and          Company's  Current  Report on Form 8-K dated April
        Charles G. Peterson                                                   8, 1997 (the "4/8/97 8-K")

10.8    First Modification Agreement to Note Agreement dated January          Incorporated  by Reference to Exhibit 10.13 of the
        16, 1997 by and between Swift  Transportation  Co., Inc. and          Company's  Quarterly  Report  on Form 10-Q for the
        Wells  Fargo  Bank,  N.A.,  ABN Amro  Bank  N.V.,  The Chase          quarter ended  September 30, 1998 (the "1998 Third
        Manhattan Bank and The First National Bank of Chicago                 Quarter Form 10-Q")

EXHIBIT                                                                                          PAGE OR
NUMBER                        DESCRIPTION                                                  METHOD OF FILING
------                        -----------                                                  ----------------
 10.9   Second  Modification   Agreement  to  Note  Agreement  dated          Incorporated  by reference to Exhibit 10.14 of the
        January 17, 1997 by and between  Swift  Transportation  Co.,          1998 Third Quarter Form 10-Q
        Inc.  and Wells Fargo Bank,  N.V.,  ABN Amro Bank N.V.,  The
        First National Bank of Chicago,  Norwest Bank Arizona, N.A.,
        Keybank  National  Association and Union Bank of California, N.A.

 10.10  1999 Stock Option Plan, as amended*                                   Incorporated by reference to Exhibit 4.3 of the
                                                                              Registrant's Registration Statement on Form S-8
                                                                              (Registration No. 333-53566)

 10.11  Non-Employee   Directors  Stock  Option  Plan  (Amended  and          Incorporated  by  reference  to  Notice  and Proxy
        Restated as of June 7, 2000)*                                         Statement For Annual Meeting of Stockholders to be
                                                                              held on June 7, 2000 ("the 2000 Proxy Statement")

 10.12  Receivables  Sales  Agreement  Dated As Of December 30, 1999          Incorporated  by reference to Exhibit 10.16 of the
        Among Swift Receivables  Corporation,  Swift  Transportation          Company's  Annual Report on Form 10-K for the year
        Corporation,  ABN AMRO  Bank  N.V.,  and  Amsterdam  Funding          ended December 31, 1999 (the "1999 Form 10-K")
        Corporation

 10.13  Purchase and Sale Agreement  Dated December 30, 1999 between          Incorporated  by reference to Exhibit 10.17 of the
        Swift  Transportation   Corporation  and  Swift  Receivables          1999 Form 10-K
        Corporation

 10.14  Nonqualified Deferred Compensation Agreement*                         Incorporated  by reference to Exhibit 10.18 of the
                                                                              Company's  Quarterly  Report  on Form 10-Q for the
                                                                              quarter  ended  March 31,  2000 (the  "2000  First
                                                                              Quarter Form 10-Q")

 10.15  Operating Agreement of Transplace.com, LLC                            Incorporated  by reference to Exhibit 10.19 of the
                                                                              2000 First Quarter Form 10-Q

 10.16  Initial Subscription Agreement of Transplace.com, LLC                 Incorporated  by reference to Exhibit 10.20 of the
                                                                              2000 First Quarter Form 10-Q

 10.17  First Amendment Dated December 28, 2000 to Receivables  Sale          Filed herewith
        Agreement   Dated  As  Of  December  30,  1999  Among  Swift
        Receivables Corporation,  Swift Transportation  Corporation,
        ABN AMRO Bank N.V., and Amsterdam Funding Corporation

 11     Schedule of computation of net earnings per share                     Filed herewith

 21     Subsidiaries of Registrant                                            Filed herewith

 23     Consent of KPMG LLP                                                   Filed herewith

----------
* Indicates a compensation plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of March, 2001.

                                        SWIFT TRANSPORTATION CO., INC.,
                                        a Nevada corporation

                                        By  /s/ Jerry C. Moyes
                                            ------------------------------------
                                            Jerry C. Moyes
                                            Chairman of the Board, President and
                                            Chief Executive Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                  TITLE                               DATE
        ---------                  -----                               ----

/s/ Jerry C. Moyes           Chairman of the Board,               March 20, 2001
------------------------     President and Chief Executive
Jerry C. Moyes               Officer (Principal Executive
                             Officer)

/s/ William F. Riley III     Senior Executive Vice President,     March 20, 2001
------------------------     Secretary, Chief Financial Officer
William F. Riley III         and Director

/s/ Stephen J. Lyding        Chief Accounting Officer             March 20, 2001
------------------------
Stephen J. Lyding

/s/ Rodney K. Sartor         Executive Vice President and         March 20, 2001
------------------------     Director
Rodney K. Sartor

/s/ Lou A. Edwards           Director                             March 20, 2001
------------------------
Lou A. Edwards

/s/ Alphonse E. Frei         Director                             March 20, 2001
------------------------
Alphonse E. Frei

/s/ Earl H. Scudder, Jr.     Director                             March 20, 2001
------------------------
Earl H. Scudder, Jr.