Form 10-K/A
period 2000-12-31
SWIFT TRANSPORTATION CO INC
filed 2001-04-30
CIK 863557

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At April 25, 2001, the aggregate market value of common stock held by non-affiliates of the registrant was $253,869,530.

The number of shares outstanding of the registrant's common stock on April 25, 2001 was 63,310,891.

                                EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2000 reflects the addition of information required by Part III of the report. Other than these items, none of the information contained in our Form 10-K filed on March 22, 2001 has been restated or amended.


                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART III

     Item 10.  Directors and Executive Officers of the Registrant...         1
     Item 11.  Executive Compensation...............................         3
     Item 12.  Security Ownership of Certain Beneficial Owners and
               Management...........................................         8
     Item 13.  Certain Relationships and Related Transactions.......         9
SIGNATURES.  .......................................................       S-1

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth, as of April 27, 2001, certain information concerning our executive officers and directors:

      NAME                     AGE    POSITION
      ----                     ---    --------
      Jerry Moyes              57     Chief Executive Officer and Chairman
                                      of the Board of Directors
      William F. Riley III     54     Senior Executive Vice President,
                                      Chief Financial Officer, and Director
      Rodney K. Sartor         46     Executive Vice President and Director
      Patrick J. Farley        56     Executive Vice President
      Kevin H. Jensen          46     Executive Vice President
      Alphonse E. Frei         62     Director
      Lou A. Edwards           87     Director
      Earl H. Scudder          58     Director

Swift does not have fixed term employment contracts with any of its executive officers

Jerry Moyes has served as the Chairman of the board of directors, President and Chief Executive Officer of Swift since 1984. Mr. Moyes joined Swift in 1966 as a Vice President and served in that capacity until 1984. Mr. Moyes was President of the Arizona Motor Transport Association from 1987 to 1988. Mr. Moyes also serves as Chairman of the board of directors of Simon Transportation Services, Inc., a Nasdaq-listed trucking company providing nationwide, predominantly temperature controlled, transportation services for major shippers.

William F. Riley III has served as Senior Executive Vice President of Swift since January 2000 and as Executive Vice President, Chief Financial Officer, Secretary and a director of Swift since March 1990. Mr. Riley also has served as Vice President of Cooper Motor Lines and Swift Leasing Co., Inc. since April 1988 and May 1986, respectively. Prior to joining Swift in February 1986, Mr. Riley was employed by Armour Food Co. from 1978 to January 1986, serving in various transportation and distribution assignments, principally as Manager of Business Planning of Armour Food Express, its truckload motor carrier.

Rodney K. Sartor has served as an Executive Vice President and a director of Swift since May 1990. Mr. Sartor joined Swift in May 1979. He served as Director of Operations from May 1982 until August 1988 and as Regional Vice President from August 1988 until May 1990.

Patrick J. Farley became an Executive Vice President of Swift and was named as one of its executive officers in May 1997. Mr. Farley joined Swift in October 1989 and served as Vice President of Western Sales prior to his promotion to Executive Vice President in May 1997.

Kevin H. Jensen has served as an Executive Vice President of Swift since December 1994, and was named an executive officer of Swift in October 1996. Mr. Jensen joined Swift in December 1986 and served the Company in various capacities, including Director of Operations - Eastern Division and Vice President - Eastern Division, prior to his promotion to Executive Vice President in December 1994.

Alphonse E. Frei has served as a director of Swift since May 1990. Mr. Frei served in various capacities, including Chief Financial Officer, with America West Airlines from 1983 to 1994 and served as a director of America West Airlines from 1986 to September 1993. Mr. Frei has served in various executive capacities or as a consultant to a number of business organizations.

Lou A. Edwards has served as a director of Swift since May 1990. Mr. Edwards is a retired president of a truck dealership and has 40 years of experience in the trucking industry.

Earl H. Scudder has served as a director of Swift since May 1993. Mr. Scudder has been President of Scudder Law Firm, P.C., L.L.O. in Lincoln, Nebraska since February 1990, and has engaged in the private practice of law since 1966. Mr. Scudder is also a director of Simon Transportation Services, Inc., a Nasdaq-listed trucking company providing nationwide, predominantly temperature controlled, transportation services for major shippers, and served as a director of Heartland Express, Inc. a publicly-held trucking company, until 1996.

BOARD OF DIRECTORS

Swift's board of directors presently consists of six members. The directors are divided into three classes, with each class comprised of two directors serving a three year term. The current structure of the Swift board of directors is set forth in the table below.

NAME                   CLASS         TERM
----                   -----         ----
Rodney K. Sartor       Class I       Term expires at 2003 Swift Annual Meeting
Earl H. Scudder        Class I       Term expires at 2003 Swift Annual Meeting
Jerry Moyes            Class II      Term expires at 2001 Swift Annual Meeting
Alphonse E. Frei       Class II      Term expires at 2001 Swift Annual Meeting
William F. Riley III   Class III     Term expires at 2002 Swift Annual Meeting
Lou A. Edwards         Class III     Term expires at 2002 Swift Annual Meeting

Under the merger agreement relating to Swift's acquisition of M.S. Carriers, Swift has agreed to expand the size of its board of directors from six to eight members if the merger is consummated. In the event that this expansion occurs, Swift has agreed to appoint Michael S. Starnes and Edward A. Labry to fill the two vacancies. Mr. Starnes, who currently serves as M.S. Carriers' President, Chief Executive Officer, and as the Chairman of its board of directors, would be appointed as a Class II director. Mr. Labry, who currently serves as a director of M.S. Carriers, would be appointed as a Class I director.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Swift's officers and directors, and persons who own more than 10% of Swift's common stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us copies of all such filings. Based solely upon a review of the copies of such forms furnished to Swift, or written representations that no Forms 5 were required, Swift believes that during our preceding fiscal year all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Messrs. Farley and Jensen did not timely report one stock transaction and Mr. Moyes did not timely report two stock transactions. All transactions were reported on subsequent filings.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table below sets forth information concerning the annual and long-term compensation for services rendered in all capacities to Swift Transportation during the three fiscal years ended December 31, 2000 of those persons who were, at December 31, 2000, our Chief Executive Officer and our four other most highly compensated executive officers (collectively, the "named executive officers").

                                                                                LONG-TERM COMPENSATION
                                                                                ----------------------
                                           ANNUAL COMPENSATION                    AWARDS               PAYOUTS
                                           -------------------           ------------------------      -------
                                                                                       SECURITIES
                                                           OTHER ANNUAL  RESTRICTED     UNDERLYING       LTIP        ALL OTHER
NAME AND                              SALARY     BONUS    COMPENSATION      STOCK        OPTIONS/      PAYOUTS      COMPENSATION
PRINCIPAL POSITION            YEAR      ($)        ($)         ($)       AWARD(S) ($)      SARS          ($)           ($)(1)
------------------            ----   --------   --------  -------------  ------------  -----------     -------         ------
JERRY MOYES ................  2000   $400,000   $261,532                                                               $154,377
Chairman of the Board         1999   $270,371   $391,161                                                               $164,231
of Directors and President    1998   $270,371   $366,161                                                               $166,268

WILLIAM F. RILEY III........  2000   $250,000   $275,000                                                               $ 14,060
Chief Financial Officer and   1999   $162,225   $362,775                                                               $ 23,280
Senior Executive              1998   $162,225   $337,775                                                               $ 24,780
Vice President

RODNEY K. SARTOR............  2000   $200,000   $150,000                                                               $ 10,025
Executive Vice President      1999   $162,225   $187,775                                                               $ 19,525
                              1998   $162,225   $137,775                                                               $ 21,025

KEVIN H. JENSEN.............  2000   $200,000   $150,000                                                               $  7,000
Executive Vice President      1999   $162,225   $187,775                                                               $ 16,500
                              1998   $162,225   $337,775                                                               $ 18,000

PATRICK J. FARLEY...........  2000   $200,000   $150,000                                                               $  7,000
Executive Vice President      1999   $162,225   $187,775                                                               $ 16,500
                              1998   $162,225   $137,775                                                               $ 18,000


(1) "All Other Compensation" for each of the named executive officers included Swift contributions in the amount of $7,000 for 2000, $16,500 for 1999, and $18,000 for 1998, pursuant to the Swift Transportation Co., Inc. Retirement Plan, a 401(k) profit sharing plan. In addition to the amounts in the Summary Compensation Table above, under a Nonqualified Deferred Compensation Agreement between Swift and Mr. Riley, Swift made contingent deposits of $507,387 in 2000 to an investment account. The balance of compensation included in "All Other Compensation" for each of the named executive officers during each of the identified periods represents payments of term life and disability insurance premiums by Swift on behalf of the respective named executive officers. The amount of such insurance premiums paid on behalf of Mr. Riley during 2000, 1999, and 1998 was $7,060, $6,780, and $6,780, respectively. The amount of such insurance premiums paid on behalf of Mr. Sartor during 2000, 1999 and 1998 was $3,025, $3,025, and $3,025, respectively. Swift does not pay such premiums for Mr. Jensen or Mr. Farley. Swift procured two term life insurance policies with a combined face amount of $20 million for the benefit of Jerry Moyes and his spouse. The aggregate annual premiums paid by Swift for these polices were $147,377, $147,731, and $148,268 in 2000, 1999 and
      1998, respectively. Swift's purpose in maintaining these policies is to ensure that, in the event of the Moyes' deaths, their estate would be able to satisfy estate taxes without having to sell a large block of Swift's common stock, which might adversely affect the market for the common stock.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The table below sets forth certain information, as of December 31, 2000, concerning individual grants of stock options made during the fiscal year ended December 31, 2000 to each of our named executive officers.


                                   Individual Grants
-------------------------------------------------------------------------------------------
                                                                                                 Potential Realizable Value At
                                                                                              Assumed Annual Rates of Stock Price
                                     Percent of Total                                            Appreciation For Option Term
                        Number of      Options/SARs                   Market
                       Securities       Granted To      Exercise     Price At
                       Underlying      Employees In      Or Base     Dates Of
                       Option/SARs      Fiscal Year       Price    Grant ($/Sh)  Expiration   --------------------------------------
       Name            Granted (#)                       ($/Sh)                     Date
                                                                                               0% ($)        5% ($)         10% ($)
------------------------------------------------------------------------------------------------------------------------------------
Jerry Moyes                 --              --               --           --           --          --              --             --
William F. Riley III        --              --               --           --           --          --              --             --
Patrick J. Farley      100,000 (1)         5.0%          $11.10       $13.06       6/7/10     $195,945     $1,017,470     $2,277,851
Kevin H. Jensen        100,000 (1)         5.0%          $11.10       $13.06       6/7/10     $195,945     $1,017,470     $2,277,851
Rodney K. Sartor       100,000 (1)         5.0%          $11.10       $13.06       6/7/10     $195,945     $1,017,470     $2,277,851

(1) Beginning June 7, 2003, 50,000 options begin vesting at a rate of one-third per year. The remaining 50,000 options begin vesting on June 7, 2005 at a rate of one-fifth per year.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES TABLE

The table below sets forth information with respect to the exercise of stock options during the fiscal year ended December 31, 2000, by the named executive officers. Other than the Company's 401(K) plan and Mr. Riley's deferred compensation agreement, Swift does not have a long-term incentive plan or a defined contribution, defined benefit or actuarial plan and has never issued any stock appreciation rights. The number of options and the option exercise price reflect:

- a 3-for-2 stock split treated as a dividend, effected on November 18, 1993, of one share of Common Stock for every two shares of Common Stock outstanding;

- a 2-for-1 stock split treated as a dividend of one share of Common Stock for each share outstanding effected on November 18, 1994;

- a 3-for-2 stock split treated as a dividend, effected on March 12, 1998, of one share of Common Stock for every two shares of Common Stock outstanding;

- and a 3-for-2 stock split treated as a dividend, effected on April 10, 1999, of one share of Common Stock for every two shares of Common stock outstanding.


                                                                      NUMBER OF SECURITIES
                                 SHARES                              UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                                ACQUIRED                                 OPTIONS/SARS AT                 IN-THE-MONEY OPTIONS/
                                   ON             VALUE                  FISCAL YEAR-END                SARS AT FISCAL YEAR-END
          NAME                 EXERCISE(1)     REALIZED(2)       EXERCISABLE      UNEXERCISABLE    EXERCISABLE(3)   UNEXERCISABLE(3)
          ----                 -----------     -----------       -----------      -------------    --------------   ----------------
Jerry Moyes                          --              --                --                --                 --                --
President and Chief
Executive Officer(8)

William F. Riley III                 --              --            37,500            75,000           $367,571       $   735,142
Senior Executive
Vice President & Chief
Financial Officer(4)

Rodney K. Sartor Executive           --              --                --           100,000                 --        $  870,945
Vice President(5)

Kevin H. Jensen                   9,000         $81,100            13,500           305,500           $224,975        $3,098,951
Executive Vice President(6)

Patrick J. Farley                 6,750         $93,297            42,300           152,200           $762,684        $1,376,930
Executive Vice President(7)


----------------------

(1) Represents shares of common stock acquired pursuant to exercise of options under Swift's 1990 Stock Option Plan. The exercise price for such shares was $1.24 for Mr. Farley and $4.86 for Mr. Jensen.

(2) Based on the $15.06 last reported sale price of Swift's Common Stock on May 22, 2000 for Mr. Farley and the $13.88 last reported sale price of February 23, 2000 for Mr. Jensen.

(3) Based on the $19.81 last reported sales price of Swift's Common Stock on December 29, 2000.

(4) In 1997, Mr. Riley was granted options to purchase 112,500 shares at $10.01 per share. One-third of the shares underlying such options first became exercisable in April 2000. Thereafter, one-third of the options become exercisable in each successive year. These options will terminate in April 2007.

(5) In 2000, Mr. Sartor was granted options to purchase 100,000 shares at $11.10 per share. Beginning June 2003, 50,000 options begin vesting at a rate of one-third per year. The remaining 50,000 options begin vesting on June 7, 2005 at a rate of one-fifth per year. These options will terminate in June 2010

(6) Mr. Jensen was granted options in 1992, 1994, 1997 and 1998 covering 67,500, 45,000, 90,000 and 75,000 shares of Swift's Common Stock, respectively. The exercise price for each of Mr. Jensen's options is $3.15, $4.87, $10.01 (as to 45,000 shares subject to options granted in 1997) and $10.39 (as to 45,000 shares subject to options granted in 1997) and $10.02, respectively. One-fifth of each such option grant becomes exercisable on the fifth anniversary of the grant and one-fifth of each such grant becomes exercisable in each successive year thereafter. In 2000, Mr. Jensen was granted options to purchase 100,000 shares at $11.10 per share. Beginning June 2003, 50,000 options begin vesting at a rate of one-third per year. The remaining 50,000 options begin vesting on June 7, 2005 at a rate of one-fifth per year. All of Mr. Jensen's options terminate on the ten year anniversary of the date of grant.

(7) Mr. Farley was granted options in 1990, 1991, January 1995, December 1995, April 1997, and July 1997 covering 16,875, 67,500, 5,625, 3,375, 22,500, and 22,500 shares of Swift's Common Stock, respectively. The respective exercise prices for such grants are $1.24, $1.54, $8.12, $5.62, $10.01 and $11.17. One-fifth of each such option grant becomes exercisable on the fifth anniversary of the grant and one-fifth of each such grant becomes exercisable in each successive year thereafter. In 2000, Mr. Farley was granted options to purchase 100,000 shares at $11.10 per share. Beginning June 2003, 50,000 options begin vesting at a rate of one-third per year. The remaining 50,000 options begin vesting on June 7, 2005 at a rate of one-fifth per year. All of Mr. Farley's options terminate on the ten year anniversary of the date of grant.

(8) Mr. Moyes has not been awarded any stock options and is not eligible to participate in Swift's Stock Option Plan or Employee Stock Purchase Plan.

COMPENSATION OF DIRECTORS

Directors who are employees do not receive additional compensation for their service as directors. Non-employee directors are paid an annual retainer of $3,000 for their service as directors. In addition, non-employee directors receive $500 for attending each board meeting and board committee meeting. Under our Non-Employee Director Stock Option Plan, each non-employee director also receives an option to purchase 5,000 shares of common stock every fifth year. These option grants vest and become exercisable over four years beginning on the date of grant, permitting the holder to purchase shares at 85% of their fair market value on the date of grant, which was $11.10 in the case of options granted in 2000. Unless earlier terminated, forfeited or surrendered pursuant to the plan, each option granted will expire on the sixth anniversary date of the grant. Both employee and non-employee directors are reimbursed for reasonable travel and related expenses incurred in connection with their service on the board and board committees.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

Swift currently does not have any employment contracts or severance agreements with any of its executive officers. Swift has a deferred compensation agreement with Mr. Riley, the contribution to which is described in footnote (1) to the Summary Compensation Table. If the merger with M.S. Carriers is consummated, Swift will enter employment agreements with current M.S. Carriers' executives Michael S. Starnes, M. J. Barrow, James W. Welch, and Mike Reaves.

In the event Swift sells all or substantially all of its assets, or merges with or into another corporation, stock options outstanding are required to be assumed or equivalent options are required to be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless Swift's board of directors determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the option holder shall have the right to exercise his or her option, including shares as to which such option would not otherwise be exercisable. If the board makes options fully exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the board must notify the option holder that the option is fully exercisable for a period of thirty (30) days from the date of such notice (but not later than the expiration of the term of the option) and the option will terminate upon the expiration of such period.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The compensation committee of Swift's board of directors consists of Jerry Moyes, Alphonse E. Frei and Lou A. Edwards. Mr. Moyes also serves as the President and Chief Executive Officer of Swift.

Interstate Equipment Leasing, Inc., a corporation wholly-owned by Jerry Moyes, leases tractors to some of Swift's owner operators. In connection with this program, during 2000 Swift acquired new tractors and sold them to Interstate Leasing for $25.2 million and recognized fee income of $1.4 million. During 2000, Swift also sold used revenue equipment to Interstate Leasing totaling $160,000 and recognized a loss of $12,000.

Interstate Leasing also provides air transportation services to Swift. Such services totaled $718,000 for the year ended December 31, 2000. At December 31, 2000, $50,000 was owed to Interstate Leasing for air transportation services.

Interstate Leasing operates as a fleet operator for Swift. During 2000, Swift paid $33.6 million to this fleet operator for purchased transportation services. At December 31, 2000, $483,000 was owed by Swift for these transportation services. Also, Swift was paid $1.9 million by this fleet operator and paid $130,000 to this fleet operator for various services, including training. At December 31, 2000, $265,000 was owed to Swift for these services.

Jerry Moyes acquired a significant ownership interest in Central Freight Lines, Inc. during 1997. Swift provides transportation services to Central Freight and other entities owned by Mr. Moyes and recognized $9.7 million in operating revenue therefrom in 2000. At December 31, 2000, $809,000 was owed to Swift for these services. In addition, Swift paid $547,000 to Central Freight for facilities rental during the year ended December 31, 2000.

All of the foregoing arrangements were approved by the independent members of Swift's board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2001, the number and percentage of outstanding shares of Swift's common stock beneficially owned by each person known by us to beneficially own more than 5% of such stock, by each director and named executive officer of Swift and by all directors and executive officers of Swift as a group.

   Name and Address of Beneficial Owner(1)         Shares Beneficially Owned                Percent Owned
   ------------------------------------            -------------------------                -------------
   Jerry Moyes                                            19,175,067(2)                          30.31%

   Ronald G. Moyes                                         9,018,353(2)                          14.25%

   Lou A. Edwards                                            398,625(3)                               *

   William F. Riley III                                      417,659(4)                               *

   Rodney K. Sartor                                           78,339                                  *

   Alphonse E. Frei                                           13,875(3)                               *

   Earl H. Scudder                                            32,650(5)                               *

   Patrick J. Farley                                          50,774(6)                               *

   Kevin H. Jensen                                            23,460(7)                               *

   FMR Corporation                                         9,449,875                             14.94%

   Taunus Corporation, DB Alex Brown LLC                   3,718,933                              5.88%

   Wellington Management Company, LLP                      5,380,550                              8.50%

   All Directors and Named                                20,187,449                              31.8%
        Officers as a group
        (8 persons)


---------------------------------------

*     Represents less than 1% of Swift's outstanding Common Stock.

(1) The address of each officer, director and Ronald G. Moyes is 1455 Hulda Way, Sparks, Nevada 89431. The address of FMR Corporation is 82 Devonshire Street, Boston, Massachusetts 02109. The address for the Taunus Corporation is 31 West 52nd Street, New York, New York and the address for its subsidiary DB Alex Brown, LLC is 130 Liberty Street, New York, New York 10006. The address for Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109. Information with respect to FMR Corporation, the Taunus Corporation and DB Alex Brown, and Wellington Management Company is based upon statements on Schedule 13G filed by such entities with the Securities and Exchange Commission.

(2)   The shares beneficially owned by Jerry Moyes are held by him, as follows:
      (i) 18,648,817 shares are held as a co-trustee of the Jerry and Vickie Moyes Family Trust, (ii) 33,750 shares are held by a limited liability company of which Mr. Moyes has controlling interest, and (iii) 492,500 shares are held by SME Industries, Inc. of which Jerry Moyes is the majority shareholder. The shares shown for Jerry Moyes do not include the 9,018,353 shares held by (i) the Moyes Children's Limited Partnership, the sole general partner of which is Ronald Moyes, who has sole investment and voting power over the limited partnership and (ii) seven irrevocable trusts for the benefit of six children of Jerry and Vickie Moyes and by an irrevocable trust for the benefit of Jerry and Vickie Moyes and six of their children, the sole trustee of each of which is Ronald Moyes, who has sole investment and voting power over the trusts. The shares shown for Jerry C. Moyes also do not include 360,000 shares held by an irrevocable trust for the children of Jerry and Vickie Moyes, the sole trustee of which is Gerald F. Ehrlich, who has sole investment and voting power. Of the shares held by the Jerry and Vickie Moyes Family Trust and the Moyes Children's Limited Partnership, 18,647,814 and 4,541,765 shares, respectively, have been pledged to secure loans with lending institutions.

(3)   Includes options to purchase 2,000 shares exercisable within 60 days.

(4)   Includes options to purchase 75,000 shares exercisable within 60 days.

(5)   Includes options to purchase 6,750 shares exercisable within 60 days.

(6)   Includes options to purchase 43,425 shares exercisable within 60 days.

(7)   Includes options to purchase 22,500 shares exercisable within 60 days.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2000, Swift incurred fees for legal services to Scudder Law Firm in the amount of $209,000. Mr. Earl H. Scudder, a director of Swift, is a member of Scudder Law Firm.

During 2000, Swift purchased $2.4 million in refrigeration units from Thermo King West, Inc., a corporation owned by Mr. Riley. Thermo King West, Inc. purchased transportation services and supplies from Swift in the amount of $20,058.

Swift believes that the terms of the foregoing transactions were as favorable to Swift as those which would have been available from an independent third party. See "Compensation Committee Interlocks and Insider Participation" above for a description of certain transactions between Swift and members of the compensation committee.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2001.

                                           SWIFT TRANSPORTATION CO., INC.,
                                           a Nevada corporation

                                       By  /s/ William F. Riley III
                                           ------------------------
                                           William F. Riley III
                                           Senior Executive Vice President,
                                           Secretary, Chief Financial Officer,
                                           and Director


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         SIGNATURE                               TITLE                                     DATE
         ---------                               -----                                     ----
/s/ Jerry C. Moyes*                   Chairman of the Board,                           April 30, 2001
------------------
Jerry C. Moyes                        President and Chief Executive
                                      Officer (Principal Executive Officer)

/s/ William F. Riley III              Senior Executive Vice President,                 April 30, 2001
------------------------              Secretary, Chief Financial Officer
William F. Riley III                  and Director


/s/ Stephen J. Lyding*                Chief Accounting Officer                         April 30, 2001
---------------------
Stephen J. Lyding

/s/ Rodney K. Sartor*                 Executive Vice President and                     April 30, 2001
--------------------                  Director
Rodney K. Sartor

/s/ Lou A. Edwards*                   Director                                         April 30, 2001
------------------
Lou A. Edwards

/s/ Alphonse E. Frei*                 Director                                         April 30, 2001
--------------------
Alphonse E. Frei

/s/ Earl H. Scudder, Jr.*             Director                                         April 30, 2001
------------------------
Earl H. Scudder, Jr.


* By: /s/ William F. Riley III
     ---------------------------
              As attorney-in-fact