Form 10-Q
period 2001-03-31
SWIFT TRANSPORTATION CO INC
filed 2001-05-09
CIK 863557

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004


                                    Form 10-Q

(Mark One)
( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       or

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

At May 4, 2001, the number of shares outstanding of the Registrant's common stock, par value $0.001, was 63,360,246.




                                                        EXHIBIT INDEX AT PAGE 14
                                                                  TOTAL PAGES 17

                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             Number
Item 1.              Financial Statements

                     Condensed Consolidated Balance Sheets
                          as of March 31, 2001 (unaudited) and
                          December 31, 2000                                                                  3-4

                     Condensed Consolidated Statements of
                          Earnings (unaudited) for the Three Month
                          Periods Ended March 31, 2001 and 2000                                               5

                     Condensed Consolidated Statements of Cash Flows
                          (unaudited) for the Three Month Periods Ended
                          March 31, 2001 and 2000                                                            6-7

                     Notes to Condensed Consolidated Financial Statements                                     8


Item 2.              Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                                      9-13


Item 3.              Quantitative and Qualitative Disclosures about Market Risk                               13


                                     PART II

                                OTHER INFORMATION

Items 1, 2,
3, 4 and 5.          Not applicable

Item 6.              Exhibits and Reports on Form 8-K                                                         14

                          PART I FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS


                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                      March 31,                 December 31,
                                                                       2001                        2000
                                                                   ------------                 ------------
                                                                   (unaudited)

                                 Assets


Current assets:
     Cash                                                        $     6,048                 $    19,196
     Accounts receivable, net                                        181,739                     174,524
     Equipment sales receivable                                        2,749                       5,799
     Inventories and supplies                                          8,987                       8,966
     Prepaid taxes, licenses and insurance                            27,031                      27,191
     Assets held for sale                                                                          3,169
     Note receivable                                                                               3,200
                                                                 ------------                -----------
           Total current assets                                      226,554                     242,045
                                                                 -----------                 -----------

Property and equipment, at cost:
     Revenue and service equipment                                   729,228                     716,305
     Land                                                             22,589                      22,589
     Facilities and improvements                                     137,918                     128,654
     Furniture and office equipment                                   24,034                      23,545
                                                                 -----------                 -----------
          Total property and equipment                               913,769                     891,093
     Less accumulated depreciation and amortization                  202,436                     188,111
                                                                 -----------                 -----------
          Net property and equipment                                 711,333                     702,982
                                                                 -----------                 -----------

Other assets                                                           8,281                       8,860
Goodwill                                                               6,137                       6,324
                                                                 -----------                 -----------

                                                                 $   952,305                 $   960,211
                                                                 ===========                 ===========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                                    March 31,                   December 31,
                                                                     2001                           2000
                                                             ---------------------          ----------------------
                                                                 (unaudited)


        Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable                                         $    43,669                      $    53,659
     Accrued liabilities                                           41,432                           31,688
     Current portion of claims accruals                            24,428                           23,104
     Current portion of long-term debt                              3,383                              386
     Securitization of accounts receivable                        105,000                          117,000
     Current portion of deferred income taxes                       7,458                            7,200
                                                              -----------                      -----------
           Total current liabilities                              225,370                          233,037
                                                              -----------                      -----------

Borrowings under line of credit                                   154,000                          154,000
Long-term debt, less current portion                               12,115                           15,240
Claims accruals, less current portion                              22,225                           21,040
Deferred income taxes                                             100,399                          100,170

Stockholders' equity:
     Preferred stock, par value $.001 per share.
        Authorized 1,000,000 shares; none issued.
     Common stock, par value $.001 per share.
           Authorized 150,000,000 shares; issued
           66,426,689 and 66,389,281 shares at
           March 31, 2001 and December 31, 2000.                       66                               66
     Additional paid-in capital                                   138,559                          138,243
     Retained earnings                                            337,506                          336,350
                                                              -----------                      -----------
                                                                  476,131                          474,659
     Less treasury stock, at cost (3,157,850 shares)               37,935                           37,935
                                                              -----------                      -----------
           Total stockholders' equity                             438,196                          436,724
                                                              -----------                      -----------

Commitments and contingencies
                                                              -----------                      -----------

                                                              $   952,305                      $   960,211
                                                              ============                     ===========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                                   (unaudited)
                        (In thousands, except share data)



                                                                          Three months ended
                                                                               March 31,
                                                                         2001             2000
                                                                   --------------    -------------
Operating revenue                                                  $   327,411       $   291,522
Operating expenses:
   Salaries, wages and employee benefits                               126,542           103,606
   Operating supplies and expenses                                      28,715            23,754
   Fuel                                                                 46,541            39,786
   Purchased transportation                                             57,431            55,209
   Rental expense                                                       20,178            14,158
   Insurance and claims                                                  8,898             8,918
   Depreciation and amortization                                        18,606            13,644
   Communication and utilities                                           4,393             3,854
   Operating taxes and licenses                                          9,156             8,482
                                                                    -----------       -----------
           Total operating expenses                                    320,460           271,411
                                                                    -----------       -----------

Operating income                                                         6,951            20,111
Other (income) expenses:
     Interest expense                                                    5,040             3,164
     Interest income                                                      (290)             (164)
     Other                                                                 315              (244)
                                                                    -----------       -----------
           Other (income) expenses, net                                  5,065             2,756
                                                                    -----------       -----------

Earnings before income taxes                                             1,886            17,355
Income taxes                                                               730             6,700
                                                                    -----------       -----------

Net earnings                                                       $     1,156       $    10,655
                                                                    ===========       ===========
Basic earnings per share                                           $       .02       $       .17
                                                                    ===========       ===========
Diluted earnings per share                                         $       .02       $       .17
                                                                    ===========       ===========



See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                               2001                      2000
                                                                         ----------------         ------------------
Cash flows from operating activities:
     Net earnings                                                        $     1,156                $    10,655
     Adjustments to reconcile net earnings to
           net cash provided by operating activities:
     Depreciation and amortization                                            18,758                     12,872
     Deferred income taxes                                                       487                      5,569
     Provision for losses on accounts receivable                                 300                        200
     Amortization of deferred compensation                                       141                         81
     Increase (decrease) in cash resulting from
       changes in:
           Accounts receivable                                                (5,926)                   (12,018)
           Inventories and supplies                                              (21)                       (18)
           Prepaid expenses                                                      160                        (57)
           Other assets                                                          677                        489
           Accounts payable, accrued liabilities
                and claims accruals                                            2,664                     (3,810)
                                                                         -----------                -----------

           Net cash provided by operating activities                          18,396                     13,963
                                                                         -----------                -----------

Cash flows from investing activities:
     Proceeds from sale of property and equipment                             10,121                     23,674
     Capital expenditures                                                    (38,707)                   (78,028)
     Repayment of note receivable                                              3,200
     Payments received on equipment sales receivables                          5,799                      5,966
                                                                         -----------                -----------

           Net cash used in investing activities                             (19,587)                   (48,388)
                                                                         -----------                -----------


See accompanying notes to condensed consolidated financial statements.
                                                              Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                               Three Months
                                                                              Ended March 31,

                                                                   2001                       2000
                                                               ----------------           ------------

Cash flows from financing activities:
     Repayments of long-term debt                                     (128)                      (124)
     Change in borrowings under line of credit                                                (37,000)
     Change in borrowings under accounts receivable
       securitization                                              (12,000)                    79,000
     Purchases of treasury stock                                                              (13,238)
     Proceeds from issuance of common stock
           under stock option and stock purchase plans                 171                        360
                                                               ------------               ------------
           Net cash provided (used) by financing
             activities                                            (11,957)                    28,998
                                                               ------------               ------------
Net decrease in cash                                               (13,148)                    (5,427)
Cash at beginning of period                                         19,196                      9,969
                                                               ------------               ------------
Cash at end of period                                          $     6,048                $     4,542
                                                               ============               ============


Supplemental disclosure of cash flow information:
     Cash paid during the period for:
           Interest                                            $     4,891                $     3,198
           Income taxes


Supplemental schedule of noncash investing and
     financing activities:
           Equipment sales receivables                         $     2,749                $     8,781
           Note receivable from property sale                  $     1,715

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

                The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.         Contingencies

                The Company is involved in certain claims and pending litigation arising from the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition of the Company.

Note 3.         Assets Held for Sale

                In January 2001, the Company sold the remainder of the assets held for sale. The Company received $1,000,000 and a non interest-bearing note for $1,900,000. Under the terms of the note, a $1,000,000 payment is due January 2002 and the balance is due January 2003.

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

Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, including Notes to the Consolidated Financial Statements, "Business," "Market for the Registrant's Common Stock and Related Stockholder Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could cause actual results to differ materially from those expressed in such forward-looking statements.


OVERVIEW

Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload segment remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in further industry consolidation. In response to this trend, the Company continues to expand its fleet with an increase of 1,453 tractors to 10,384 tractors as of March 31, 2001 up from 8,931 tractors as of March 31, 2000. The owner operator portion of the Company's fleet increased to 2,160 as of March 31, 2001 from 1,908 as of March 31, 2000.

Swift has entered into an agreement to acquire M.S. Carriers. This acquisition, if consummated, would have a significant impact on Swift's financial condition and results of operations. In particular, Swift's equity capitalization, revenues and other indicia of financial performance will change significantly due to the issuance of Swift common stock, the inclusion of M.S. Carriers operating results and the anticipated integration and other costs associated with the merger, among other factors. Accordingly, the results discussed below are not necessarily indicative of the results to be expected in any future periods in the event that the M.S. Carriers transaction is consummated.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Operating revenue increased $35.9 million or 12.3% to $327.4 million for the three months ended March 31, 2001 from $291.5 million for the corresponding period of 2000. The increase in operating revenue is primarily the result of the expansion of the Company's fleet, rate increases of approximately 3% and a fuel surcharge revenue increase of approximately $5 million.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first quarter of 2001 was 97.9% compared to 93.1% in the comparable period of 2000. The Company's operating ratio for the three months ended March 31, 2001 increased as a result of increases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 16.02% and 14.15% and average loaded linehaul revenue per mile was $1.39 and $1.35 (excluding fuel surcharge) in the first quarter of 2001 and 2000, respectively.

Salaries, wages and employee benefits represented 38.6% of operating revenue for the three months ended March 31, 2001 compared with 35.5% in 2000. The increase is primarily due to a greater number of empty miles, an overall driver wage scale increase that went into effect in April 2000 and normal wage increases.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were needed in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

Fuel as a percentage of operating revenue was 14.2% for the first quarter of 2001 versus 13.6% in 2000. The increase is primarily due to actual fuel cost per gallon increasing by approximately 5 cents per gallon (3.9%) in the first quarter of 2001 versus the first quarter of 2000.

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

Purchased transportation as a percentage of operating revenue was 17.5% for the three months ended March 31, 2001 compared to 18.9% in 2000. The decrease is primarily due to the transfer of our logistics business to Transplace.com and a lower growth rate of the owner operator fleet as a percentage of total fleet growth.

Rental expense as a percentage of operating revenue was 6.2% for the first quarter of 2001 versus 4.9% in 2000. At March 31, 2001 and 2000, leased tractors represented 60% and 50%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded gains of $19,000 in the first quarter of 2001 and $657,000 during the first quarter of 2000 from the sale of leased tractors. Exclusive of gains, which reduced this expense, rental expense as a percentage of operating revenue was 6.2% and 5.1% in the third quarter of 2001 and 2000, respectively.

Depreciation and amortization expense as a percentage of operating revenue was 5.7% in the first quarter of 2001 versus 4.7% in 2000. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended March 31, 2001, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $941,000 compared to approximately $3.9 million in the first quarter of 2000. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 6.0% in the first quarter of both 2001 and 2000.

Insurance and claims expense represented 2.7% and 3.1% of operating revenue in the first quarter of 2001 and 2000, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.


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

Net cash provided by operating activities was $18.4 million in the first three months of 2001 compared to $14.0 million in 2000. The increase is primarily attributable to an increase in depreciation and amortization, a smaller increase in accounts receivable and a larger increase in accounts payable, accrued liabilities and claims accruals offset by a decrease in net earnings and deferred income taxes.

Net cash used in investing activities decreased to $19.6 million in the first three months of 2001 from $48.4 million in 2000. The decrease is primarily due to lower capital expenditures in 2001 and repayment by Transplace.com of a $3.2 million loan offset by decreased proceeds from the sale of property and equipment.

As of March 31, 2001, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $176 million. The Company has the option to cancel such commitments upon 60 days notice. The Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first three months of 2001, the Company incurred approximately $10 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

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

Net cash used by financing activities amounted to $12.0 million in the first three months of 2001 compared to $29.0 million provided by financing activities in 2000. This decrease is primarily due to reduced proceeds from the accounts receivable securitization offset by reduced treasury stock purchases.

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



Item 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


There were no material changes to the disclosure made in the Annual Report on Form 10-K for the year ended December 31, 2000 regarding this matter.

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


Items 1, 2, 3, 4 and 5.        Not applicable


Item 6:         Exhibits and reports on Form 8-K

                (a)     Exhibit 11 - Schedule of Computation of Net Earnings Per
                        Share

                        Exhibit 99 - Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for
                        Forward-Looking Statements

                (b) Current Reports on Form 8-K were filed on March 14, 2001 and March 23, 2001.



                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         SWIFT TRANSPORTATION CO., INC.

Date:   May 8, 2000                        /s/ William F. Riley III
                                     ------------------------------------------
                                                (Signature)
                                           William F. Riley III
                                           Senior Executive Vice President and
                                           Chief Financial Officer