Form 10-Q
period 2001-06-30
SWIFT TRANSPORTATION CO INC
filed 2001-08-20
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                    Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2001

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 16, 2001)

                Common stock, $.001 par value: 84,854,846 shares

                                                        EXHIBIT INDEX AT PAGE 19
                                                                  TOTAL PAGES 22

                                     PART I

                              FINANCIAL INFORMATION

                                                                           Page
                                                                          Number
                                                                          ------
Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets
            as of June 30, 2001 (unaudited) and December 31, 2000
                                                                             3-4
          Condensed Consolidated Statements of
            Earnings (unaudited) for the Three and Six
            Month Periods Ended June 30, 2001 and 2000                         5

          Consolidated Statements of Comprehensive Income                      6
            (unaudited) for the Three and Six Month Periods Ended
            June 30, 2001 and 2000

          Condensed Consolidated Statements of Stockholders' Equity
            (unaudited) for the Six Month Period Ended June 30, 2001           7

          Condensed Consolidated Statements of Cash Flows
            (unaudited) for the Six Month Periods Ended
            June 30, 2001 and 2000                                           8-9

          Notes to Condensed Consolidated Financial Statements             10-12

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  13-17

Item 3.   Quantitative and Qualitative Disclosures about Market Risk          17

                                     PART II
                                OTHER INFORMATION
Items 1, 2,
3 and 5.  Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders                 18

Item 6.   Exhibits and Reports on Form 8-K                                    19

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)

                                                     June 30,       December 31,
                                                       2001             2000
                                                    ----------       ----------
                                                    (unaudited)
                                     Assets
Current assets:
  Cash                                              $   19,940       $   19,638
  Accounts receivable, net                             289,414          274,817
  Equipment sales receivable                             7,922            5,799
  Inventories and supplies                              10,521           10,148
  Prepaid taxes, licenses and insurance                 32,618           34,600
  Assets held for sale                                                    3,169
  Note receivable                                                         3,200
  Deferred income taxes                                  9,837            6,913
                                                    ----------       ----------
    Total current assets                               370,252          358,284
                                                    ----------       ----------

Property and equipment, at cost:
  Revenue and service equipment                      1,343,397        1,340,391
  Land                                                  36,188           36,058
  Facilities and improvements                          192,935          171,536
  Furniture and office equipment                        24,841           23,545
                                                    ----------       ----------
    Total property and equipment                     1,597,361        1,571,530
  Less accumulated depreciation and amortization       445,147          392,748
                                                    ----------       ----------
    Net property and equipment                       1,152,214        1,178,782
                                                    ----------       ----------

Other assets                                            29,310           26,061
Goodwill                                                 9,617           10,336
                                                    ----------       ----------

                                                    $1,561,393       $1,573,463
                                                    ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)


                                                     June 30,       December 31,
                                                       2001             2000
                                                    ----------       ----------
                                                    (unaudited)

                      Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                  $   51,507       $   61,057
  Accrued liabilities                                   68,506           49,439
  Current portion of claims accruals                    43,841           35,417
  Current portion of long-term debt                     63,293           65,945
  Securitization of accounts receivable                116,000          117,000
                                                    ----------       ----------
     Total current liabilities                         343,147          328,858
                                                    ----------       ----------

Borrowings under line of credit                        126,000          154,000
Long-term debt, less current portion                   172,285          223,056
Claims accruals, less current portion                   48,832           42,570
Deferred income taxes                                  175,204          170,100
Fair value of interest rate swaps                        1,988

Stockholders' equity:
  Preferred stock, par value $.001 per share
   Authorized 1,000,000 shares; none issued
  Common stock, par value $.001 per share
   Authorized 150,000,000 shares; 87,362,582 and
    85,375,733 shares issued at June 30, 2001
    and December 31, 2000, respectively.                    87               85
  Additional paid-in capital                           225,502          198,904
  Retained earnings                                    508,061          496,671
                                                    ----------       ----------
                                                       733,650          695,660
  Less:
  Treasury stock, at cost (3,157,850 shares)            37,935           37,935
  Other equity items                                     1,778            2,846
                                                    ----------       ----------
     Total stockholders' equity                        693,937          654,879
                                                    ----------       ----------

Commitments and contingencies                       $1,561,393       $1,573,463
                                                    ==========       ==========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  Condensed Consolidated Statements of Earnings
                                   (unaudited)
                        (In thousands, except share data)


                                              Three months ended            Six months ended
                                                   June 30,                     June 30,
                                          --------------------------    --------------------------
                                             2001           2000           2001           2000
                                          -----------    -----------    -----------    -----------
Operating revenue                         $   535,555    $   500,288    $ 1,045,149    $   958,879
Operating expenses:
  Salaries, wages and employee benefits       198,072        167,877        390,796        324,526
  Operating supplies and expenses              43,282         38,996         87,666         75,942
  Fuel                                         73,168         61,478        144,198        120,583
  Purchased transportation                     92,539        103,797        184,321        201,923
  Rental expense                               25,317         17,513         49,179         31,919
  Insurance and claims                         24,721         13,164         41,914         27,073
  Depreciation and amortization                34,301         34,292         69,307         66,131
  Communication and utilities                   7,098          5,934         13,988         11,859
  Operating taxes and licenses                 12,934         12,404         25,980         24,112
                                          -----------    -----------    -----------    -----------
     Total operating expenses                 511,432        455,455      1,007,349        884,068
                                          -----------    -----------    -----------    -----------

Operating income                               24,123         44,833         37,800         74,811

Other (income) expenses:
  Interest expense                              6,091          8,943         19,087         15,531
  Interest income                                (261)          (191)          (551)          (355)
  Other                                            76           (470)           585         (1,343)
                                          -----------    -----------    -----------    -----------
     Other (income) expenses, net               5,906          8,282         19,121         13,833
                                          -----------    -----------    -----------    -----------

Earnings before income taxes                   18,217         36,551         18,679         60,978
Income taxes                                    7,086         13,813          7,289         22,971
                                          -----------    -----------    -----------    -----------

Net earnings                              $    11,131    $    22,738    $    11,390    $    38,007
                                          ===========    ===========    ===========    ===========

Basic earnings per share                  $       .13    $       .28    $       .14    $       .46
                                          ===========    ===========    ===========    ===========

Diluted earnings per share                $       .13    $       .27    $       .14    $       .45
                                          ===========    ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Consolidated Statements of Comprehensive Income
                                   (unaudited)
                                 (In thousands)


                                              Three months ended           Six months ended
                                                    June 30,                   June 30,
                                               -------------------       -------------------
                                                2001        2000          2001        2000
                                               -------     -------       -------     -------
Net earnings                                   $11,131     $22,738       $11,390     $38,007
                                               -------     -------       -------     -------
Other comprehensive income:
  Foreign currency translation adjustment          133                       216
                                               -------     -------       -------     -------
Other comprehensive income                         133                       216
                                               -------     -------       -------     -------

Comprehensive income                           $11,264     $22,738       $11,606     $38,007
                                               =======     =======       =======     =======

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

            Condensed Consolidated Statements of Stockholders' Equity
                                   (unaudited)
                        (In thousands, except share data)

                                    COMMON STOCK        ADDITIONAL                              OTHER                 TOTAL
                               -----------------------    PAID-IN    RETAINED    TREASURY   COMPREHENSIVE          STOCKHOLDERS'
                                  SHARES     PAR VALUE    CAPITAL    EARNINGS      STOCK         LOSS      OTHER     EQUITY
                               -----------   ---------   ---------   ---------   ---------     --------    ------   ---------
Balances, January 1, 2001       85,375,733     $   85    $ 198,904   $ 496,671   $ (37,935)    $ (1,994)   $ (852)  $ 654,879

Issuance of common stock
under stock option and
employee stock purchase
plans                              786,849          1        8,070                                                      8,071

Amortization of deferred
compensation                                                   289                                                        289

Foreign currency translation                                                                        216                   216

Repayment of notes receivable
from officers                                                                                                 852         852

Issuance of common stock
upon public offering             1,200,000          1       18,239                                                     18,240

Net earnings                                                            11,390                                         11,390
                               -----------     ------    ---------   ---------   ---------     --------    ------   ---------
Balances, June 30, 2001         87,362,582     $   87    $ 225,502   $ 508,061   $ (37,935)    $ (1,778)   $        $ 693,937
                               ===========     ======    =========   =========   =========     ========    ======   =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                            Six Months
                                                                          Ended June 30,
                                                                    -------------------------
                                                                      2001            2000
                                                                    ---------       ---------
Cash flows from operating activities:
  Net earnings                                                      $  11,390       $  38,007
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
   Depreciation and amortization                                       69,659          65,917
   Deferred income taxes                                                  266          11,584
   Provision for losses on accounts receivable                            750             500
   Amortization of deferred compensation                                  289             194
   Fair market value of interest rate swaps                             1,282
   Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                               (13,041)        (45,903)
    Inventories and supplies                                             (373)           (444)
    Prepaid expenses                                                    1,982           4,335
    Other assets                                                       (3,903)         (3,414)
    Accounts payable, accrued liabilities and claims accruals          27,224          (1,632)
                                                                    ---------       ---------

          Net cash provided by operating activities                    95,525          69,144
                                                                    ---------       ---------

Cash flows from investing activities:
  Proceeds from sale of property and equipment                         24,083          79,640
  Capital expenditures                                                (73,261)       (184,763)
  Repayment of note receivable                                          4,052
  Payments received on equipment sale receivables                       5,799           5,966
                                                                    ---------       ---------

          Net cash used in investing activities                       (39,327)        (99,157)
                                                                    ---------       ---------

See accompanying notes to condensed consolidated financial statements.

                                                                       Continued

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (In thousands)

                                                                            Six Months
                                                                          Ended June 30,
                                                                    -------------------------
                                                                      2001             2000
                                                                    --------         --------
Cash flows from financing activities:
  Repayments of long-term debt                                       (53,423)         (14,754)
  Change in borrowings under line of credit                          (28,000)         (17,545)
  Change in borrowings under accounts receivable
   securitization                                                     (1,000)          94,000
  Purchases of treasury stock                                                         (40,703)
  Proceeds from public offering                                       18,240
  Proceeds from issuance of common stock
    under stock option and stock purchase plans                        8,071            2,725
                                                                    --------         --------

          Net cash (used in) provided by financing activities        (56,112)          23,723
                                                                    --------         --------

Effect of exchange rate changes on cash                                  216
                                                                    --------         --------

Net increase (decrease) in cash                                          302           (6,290)
Cash at beginning of period                                           19,638           10,212
                                                                    --------         --------
Cash at end of period                                               $ 19,940         $  3,922
                                                                    ========         ========

Supplemental  disclosure of cash flow information:
 Cash paid during the period for:
  Interest                                                          $ 13,288         $ 14,171
  Income taxes                                                      $  3,446         $      0


Supplemental schedule of noncash investing and
 financing activities:
  Equipment sales receivables                                       $  7,922         $ 14,239
  Note receivable from property sale                                $  1,715         $ 28,208

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

          These consolidated financial statements include the accounts of M.S. Carriers, Inc. ("M.S. Carriers"), which merged with a subsidiary of the Company on June 29, 2001 (the "Merger"). Upon completion of the Merger, M.S. Carriers became a wholly owned subsidiary of the Company. The Merger was accounted for as a pooling of interests. Accordingly, the historical financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of M.S. Carriers.

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

Note 4.   Derivative Financial Instruments

          The Company adopted Statement of Financial Standards No. 133 (SFAS No.
          133), "Accounting for Derivative Instruments and Hedging Activities," and its amendments, Statement 137 and 138, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)

          The swap agreements are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Changes in fair value of the interest rate swap agreements will be recognized in net earnings until maturity, March 2009.

          For the three and six months ended June 30, 2001, the Company recognized a gain (loss), net of tax, for the change in fair market value of the interest rate swap agreements of $679,000 and $(1,282,000), respectively.

Note 5.   Segments

          The Company's two reportable segments are Swift Transportation and M.S. Carriers.

                                    Three months ended            Six months ended
                                        June 30,                      June 30,
                               --------------------------    --------------------------
                                   2001           2000           2001           2000
                               -----------    -----------    -----------    -----------
                                                    (in thousands)
          Operating revenue:
          Swift                $   350,026    $   316,555    $   677,437    $   608,077
          MS Carriers              185,529        183,733        367,712        350,802
                               -----------    -----------    -----------    -----------
                               $   535,555    $   500,288    $ 1,045,149    $   958,879
                               -----------    -----------    -----------    -----------
          Net earnings:
          Swift                $    12,307    $    16,561    $    13,463    $    27,216
          MS Carriers               (1,176)         6,177         (2,073)        10,791
                               -----------    -----------    -----------    -----------
                               $    11,131    $    22,738    $    11,390    $    38,007
                               -----------    -----------    -----------    -----------

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


Note 6.   Public Stock Offering

          The Company completed a public offering of 1,200,000 shares of its common stock on June 27, 2001. This offering generated proceeds of $18.2 million, net of expenses. An option by the underwriters to purchase an additional 120,000 shares was exercised on July 2, 2001.

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

Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K, including Notes to the Consolidated
Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could cause actual results or events to differ materially from those expressed in forward-looking statements. Additional factors that could contribute to or cause such differences are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in the Company's Annual Report on Form 10-K.

BUSINESS ACQUISITION

On June 29, 2001, the Company acquired M.S. Carriers, Inc. ("M.S. Carriers") through the merger of a wholly owned subsidiary of the Company with and into M.S. Carriers (the "Merger"). Upon completion of the Merger, M.S. Carriers became a wholly owned subsidiary of the Company. The Merger has been accounted for as a pooling of interests. Accordingly, all historical financial data discussed below has been restated to include the financial position, results of operations, and cash flows of M.S. Carriers.

In addition, the results for the six months of 2001 include:

     * A $7 million adjustment to MS Carriers insurance and claims reserves in the second quarter of this year; and

     * a correction of previously reported numbers, to adjust MS Carriers hedge accounting to conform to SFAS No. 133. The correction had no effect on stockholders' equity, but did increase net earnings for the three months ended June 30, 2001 (by $679,000 or $.01 per diluted share) and decrease net earnings for the six months ended June 30, 2001 (by $1,282,000 or $.01 per diluted share).

OVERVIEW

Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with an increase of 1,202 tractors to 15,394 tractors as of June 30, 2001 up from 14,192 tractors as of June 30, 2000. The owner operator portion of the Company's fleet decreased to 3,386 as of June 30, 2001 from 3,394 as of June 30, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Operating revenue increased $35.3 million or 7.0% to $535.6 million for the three months ended June 30, 2001 from $500.3 million for the corresponding period of 2000. Effective July 1, 2000, we transferred our logistics operation to Transplace.com, an Internet-based logistics company that we commonly own with four other truckload carriers. Excluding approximately $22 million of second quarter 2000 revenues that were derived from our logistics operation, the increase in revenues would have been 12.0%. The increase in operating revenue is primarily the result of the expansion of the Company's fleet.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the second quarter of 2001 was 95.5% compared to 91.0% in the comparable period of 2000. The Company's operating ratio for the three months ended June 30, 2001 increased as a result of increases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 15.10% and 13.91% and average loaded linehaul revenue per mile (excluding fuel surcharge) was $1.4150 and $1.3810 in the second quarter of 2001 and 2000, respectively.

Salaries, wages and employee benefits represented 37.0% of operating revenue for the three months ended June 30, 2001 compared with 33.6% in 2000. The increase is primarily due to a greater number of empty miles, the impact of reduced utilization on an increased dedicated business with fixed pay driver wages, and a reduction in the owner operator portion of the fleet.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were needed in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

Fuel as a percentage of operating revenue was 13.7% for the second quarter of 2001 versus 12.3% in 2000. The increase is primarily due to actual fuel cost per gallon increasing by approximately five cents per gallon (3.9%) in the second quarter of 2001 versus the second quarter of 2000.

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

Purchased transportation as a percentage of operating revenue was 17.3% for the three months ended June 30, 2001 compared to 20.7% in 2000. The decrease is primarily due to the transfer of our logistics business to Transplace.com and a reduction in the owner operator portion of the fleet.

Rental expense as a percentage of operating revenue was 4.7% for the second quarter of 2001 versus 3.5% in 2000. At June 30, 2001 and 2000, leased tractors represented 55% and 52%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded gains of $232,000 in the second quarter of 2001 and $238,000 during the second quarter of 2000 from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 6.4% in the second quarter of 2001 versus 6.9% in 2000. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended June 30, 2001, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $1.1 million compared to approximately $2.5 million in the second quarter of 2000. Exclusive of gains, which reduced this expense, depreciation and amortization expense, as a percentage of operating revenue was 6.6% and 7.4% in the second quarter of 2001 and 2000, respectively.

Insurance and claims expense represented 4.6% and 2.6% of operating revenue in the second quarter of 2001 and 2000, respectively. Included in the second quarter of 2001 is an adjustment of approximately $7 million to the M.S. Carriers insurance and claims reserves. The Company previously disclosed that it anticipated an adjustment between $9 million and $12 million.

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

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Operating revenue increased $86.3 million or 9.0% to $1.045 billion for the six months ended June 30, 2001 from $958.9 million for the corresponding period of 2000. Excluding approximately $43 million of six months 2000 revenues that were derived from our logistics operation, the increase in revenues would have been 14.1%. The increase in operating revenue is primarily the result of the expansion of the Company's fleet.

The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first six months of 2001 was 96.4% compared to 92.2% in the comparable period of 2000. The Company's operating ratio for the six months ended June 30, 2001 increased as a result of increases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 15.40% and 13.91% and average loaded linehaul revenue per mile was $1.4164 and $1.3700 in the first six months of 2001 and 2000, respectively.

Salaries, wages and employee benefits represented 37.4% of operating revenue for the six months ended June 30, 2001 compared with 33.8% in 2000. The increase is primarily due to a greater number of empty miles, the impact of reduced utilization on an increased dedicated business with fixed pay driver wages and a reduction in the owner-operator portion of the fleet.

Fuel as a percentage of operating revenue was 13.8% for the first six months of 2001 versus 12.6% in 2000. The increase is primarily due to actual fuel cost per gallon increasing by approximately four cents per gallon (2.7%) for the six months ended June 30, 2001 versus the six months ended June 30, 2000.

Purchased transportation as a percentage of operating revenue was 17.6% for the six months ended June 30, 2001 compared to 21.1% in 2000. The decrease is primarily due to the transfer of our logistics business to Transplace.com and a reduction in the owner operator portion of the fleet.

Rental expense as a percentage of operating revenue was 4.7% for the first six months of 2001 versus 3.3% in 2000. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded gains of $251,000 and $895,000 in the first six months of 2001 and 2000 respectively, from the sale of leased tractors.

Depreciation and amortization expense as a percentage of operating revenue was 6.6% and 6.9% in the first six months of 2001 and 2000, respectively. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the six month period ended June 30, 2001, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $2.2 million compared to approximately $6.6 million in the first six months of 2000. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 6.8% and 7.6% in the first six months of 2001 and 2000, respectively.

Insurance and claims expense represented 4.0% and 2.8% of operating revenue in the first six months of 2001 and 2000. The increase is partially due to the adjustment of approximately $7 million to the M.S. Carriers insurance and claims reserves discussed above.

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

Net cash provided by operating activities was $95.5 million in the first six months of 2001 compared to $69.1 million in 2000. The increase is primarily attributable to an increase in depreciation and amortization, a smaller increase in accounts receivable and increase in accounts payable, accrued liabilities and claims accruals offset by a decrease in net earnings.

Net cash used in investing activities decreased to $39.3 million in the first six months of 2001 from $99.2 million in 2000. The decrease is primarily due to reduced capital expenditures offset by reduced proceeds from the sale of property and equipment.

As of June 30, 2001, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $84 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

During the first six months of 2001, the Company incurred approximately $25.3 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $21 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

Net cash used in financing activities amounted to $56.1 million in the first six months of 2001 compared to $23.7 million provided by financing activities in 2000. This decrease is primarily due to reduced proceeds under the accounts receivable securitization and increased repayments of long-term debt, offset by reduced treasury stock purchases and proceeds from the Company's public stock offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has interest rate exposure arising from the Company's line of credit, revolving notes, equipment loan, approximately $108 million of capital lease obligations and accounts receivable securitization, all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps. The fair value of the Company's long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company's interest expense by $3.1 million.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                            PART II OTHER INFORMATION


Items 1, 2,
3 and 5.       Not applicable

Item 4.        Submission of Matters to a Vote of Security Holders

               The Company's Annual Meeting of Stockholders was held on June 15, 2001. At the Annual Meeting, the stockholders elected Jerry C. Moyes, Alphonse E. Frei and Michael S. Starnes to serve as Directors for three-year terms. Edward A. Labry III was elected to serve as a Director for a two-year term. William F. Riley III, Rodney K. Sartor, Earl H. Scudder, Jr. and Lou A. Edwards continued as Directors after the meeting. Additionally, the stockholders (i) approved the issuance of shares to M.S. Carriers stockholders in connection with the Merger, and (ii) an amendment to the Company's 1999 Stock Option Plan increasing the number of shares available for issuance thereunder from 2,250,000 to 4,250,000.

               Stockholders representing 56,522,849 shares or 89.2% of the outstanding shares were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee and the other proposals follows:

                                                                    Votes Against     Broker
                                        Votes Cast     Votes For     or Withheld     Non Votes
                                        ----------     ----------     ----------     ---------
Election of Jerry C. Moyes              56,522,849     49,318,763      7,204,086

Election of Alphonse E. Frei            56,522,849     55,620,160        902,689

Election of Michael S. Starnes          56,522,849     51,397,882      5,124,967

Election of Edward A. Labry III         56,522,849     55,616,839        906,010

Issuance of common stock to M.S
Carriers stockholders                   56,522,849     55,613,534        909,315

Amendment to 1999 Stock Option Plan     56,522,849     37,055,122     19,467,727

Item 6:   Exhibits and reports on Form 8-K

          (a)  Exhibit 3.1 - Amended and Restated Articles of Incorporation of
                             the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant's Registration Statement No. 333-85940 on Form S-8)

               Exhibit 3.2 - Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant's Registration Statement No. 33-66034 on Form S-3)

               Exhibit 11 -  Schedule of Computation of Net Earnings Per Share

               Exhibit 99 -  Private Securities Litigation Reform Act of 1995
                             Safe Harbor Compliance Statement for
                             Forward-Looking Statements

          (b) Current Reports on Form 8-K were filed on June 8, 2001 to announce the Company's anticipated earnings for the second quarter of 2001, and July 6, 2001 to announce completion of the merger.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SWIFT TRANSPORTATION CO., INC.

Date: August 20, 2001                   /s/ William F. Riley III
                                        ----------------------------------------
                                        (Signature)

                                        William F. Riley III
                                        Senior Executive Vice President and
                                        Chief Financial Officer