Form 10-Q
period 2001-09-30
SWIFT TRANSPORTATION CO INC
filed 2001-11-14
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 12, 2001)

                Common stock, $.001 par value: 85,206,884 shares

                                     PART I

                              FINANCIAL INFORMATION

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of
        September 30, 2001 (unaudited) and December 31, 2000               3-4

        Condensed Consolidated Statements of Earnings (unaudited)
        for the Three and Nine Month Periods Ended September 30,
        2001 and 2000                                                       5

        Condensed Consolidated Statements of Stockholders' Equity
        (unaudited) for the Nine Month Period Ended September 30, 2001      6

        Condensed  Consolidated  Statements of Cash Flows (unaudited) for
        the Nine Month Periods Ended September 30, 2001 and 2000           7-8

        Notes to Condensed Consolidated Financial Statements               9-11

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                             12-16

Item 3. Quantitative and Qualitative Disclosures about Market Risk         16

                                     PART II

                                OTHER INFORMATION
Items 1, 2,
3, 4 and 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K                                   17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2001          2000
                                                      ----------    ----------
                                  Assets              (UNAUDITED)
Current assets:
  Cash                                                $   11,894    $   19,638
  Accounts receivable, net                               296,282       274,817
  Account receivable, related party                       11,892
  Equipment sales receivable                               1,959         5,799
  Inventories and supplies                                12,541        10,148
  Prepaid taxes, licenses and insurance                   20,880        34,600
  Assets held for sale                                                   3,169
  Note receivable                                                        3,200
  Deferred income taxes                                   10,004         6,913
                                                      ----------    ----------
          Total current assets                           365,452       358,284
                                                      ----------    ----------

Property and equipment, at cost:
  Revenue and service equipment                        1,367,235     1,306,998
  Land                                                    39,294        36,058
  Facilities and improvements                            191,627       171,536
  Furniture and office equipment                          64,447        56,938
                                                      ----------    ----------
          Total property and equipment                 1,662,603     1,571,530
  Less accumulated depreciation and amortization         474,349       392,748
                                                      ----------    ----------
          Net property and equipment                   1,188,254     1,178,782
                                                      ----------    ----------

Other assets                                              21,304        26,061
Goodwill                                                   9,259        10,336
                                                      ----------    ----------

                                                      $1,584,269    $1,573,463
                                                      ==========    ==========

                                                                       CONTINUED

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2001           2000
                                                      ----------    ----------
      Liabilities and Stockholders' Equity            (UNAUDITED)

Current liabilities:
  Accounts payable                                    $   53,592    $   61,057
  Accrued liabilities                                     78,593        49,439
  Current portion of claims accruals                      42,401        35,417
  Current portion of long-term debt                       64,342        65,945
  Securitization of accounts receivable                  116,000       117,000
                                                      ----------    ----------
          Total current liabilities                      354,928       328,858
                                                      ----------    ----------

Borrowings under line of credit                          148,000       154,000
Long-term debt, less current portion                     143,227       223,056
Claims accruals, less current portion                     50,616        42,570
Deferred income taxes                                    171,519       170,100
Fair value of interest rate swaps                          5,639

Stockholders' equity:
  Preferred stock, par value $.001 per share
   Authorized 1,000,000 shares; none issued
  Common stock, par value $.001 per share Authorized
    150,000,000 shares; 88,298,672 and 85,375,733
    shares issued at September 30, 2001 and December
    31, 2000, respectively                                    88            85
  Additional paid-in capital                             237,339       198,904
  Retained earnings                                      510,848       496,671
                                                      ----------    ----------
                                                         748,275       695,660
Less:
  Treasury stock, at cost (3,157,850 shares)              37,935        37,935
  Other equity items                                                     2,846
                                                      ----------    ----------
          Total stockholders' equity                     710,340       654,879
                                                      ----------    ----------

Commitments and contingencies
                                                      $1,584,269    $1,573,463
                                                      ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30,                SEPTEMBER 30,
                                                --------------------------    --------------------------
                                                    2001          2000           2001           2000
                                                -----------    -----------    -----------    -----------
Operating revenue                               $   536,379    $   501,295    $ 1,581,528    $ 1,460,174
Operating expenses:
  Salaries, wages and employee benefits             193,990        170,150        584,786        494,676
  Operating supplies and expenses                    49,450         42,408        137,116        118,350
  Fuel                                               70,188         67,854        214,386        188,437
  Purchased transportation                           92,141         98,535        276,462        300,458
  Rental expense                                     24,850         18,178         74,029         50,097
  Insurance and claims                               24,161         12,491         66,075         39,564
  Depreciation and amortization                      36,123         33,431        105,430         99,562
  Communication and utilities                         7,360          6,466         21,348         18,325
  Operating taxes and licenses                       12,913         12,218         38,893         36,330
                                                -----------    -----------    -----------    -----------
          Total operating expenses                  511,176        461,731      1,518,525      1,345,799
                                                -----------    -----------    -----------    -----------

Operating income                                     25,203         39,564         63,003        114,375

Other (income) expenses:
  Interest expense                                   10,377          8,974         29,464         24,505
  Interest income                                      (388)          (179)          (939)          (534)
  Other                                               8,983           (436)         9,568         (1,779)
                                                -----------    -----------    -----------    -----------
          Other (income) expenses, net               18,972          8,359         38,093         22,192
                                                -----------    -----------    -----------    -----------

Earnings before income taxes                          6,231         31,205         24,910         92,183
Income taxes                                          3,444         11,802         10,733         34,773
                                                -----------    -----------    -----------    -----------

Net earnings                                    $     2,787    $    19,403    $    14,177    $    57,410
                                                ===========    ===========    ===========    ===========

Basic earnings per share                        $       .03    $       .24    $       .17    $       .69
                                                ===========    ===========    ===========    ===========

Diluted earnings per share                      $       .03    $       .23    $       .17    $       .69
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

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                     COMMON STOCK        ADDITIONAL                             OTHER                     TOTAL
                                  --------------------    PAID-IN     RETAINED   TREASURY   COMPREHENSIVE              STOCKHOLDERS'
                                  SHARES     PAR VALUE    CAPITAL     EARNINGS     STOCK         LOSS         OTHER       EQUITY
                                -----------  ---------  ----------   ----------  ---------     --------     -------      ---------
Balances, January 1, 2001        85,375,733    $  85    $  198,904   $  496,671  $ (37,935)    $ (1,994)    $  (852)     $ 654,879

Issuance of common stock under
stock option and employee stock
purchase plans                    1,602,939        2        17,856                                                          17,858

Amortization of deferred
compensation                                                   516                                                             516

Foreign currency translation                                                                      1,994                      1,994

Repayment of notes receivable
from officers                                                                                                   852            852

Issuance of common stock upon
public offering                   1,320,000        1        20,063                                                          20,064

Net earnings                                                             14,177                                             14,177
                                -----------    -----    ----------   ----------  ---------     --------     -------      ---------
Balances, September 30, 2001     88,298,672    $  88    $  237,339   $  510,848  $ (37,935)    $            $            $ 710,340
                                ===========    =====    ==========   ==========  =========     ========     =======      =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -------------------------------
                                                                      2001                 2000
                                                                    ---------            ---------
Cash flows from operating activities:
  Net earnings                                                      $  14,177            $  57,410
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                                     106,027               99,523
    Deferred income taxes                                                 407               26,084
    Provision for losses on accounts receivable                         1,125                  800
    Amortization of deferred compensation                                 516                  337
    Fair market value of interest rate swaps                            3,652
  EASO impairment adjustment                                           10,447
  Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                               (36,407)             (55,046)
    Inventories and supplies                                           (2,393)                (890)
    Prepaid expenses                                                   13,720                4,993
    Other assets                                                       (2,039)              (8,221)
    Accounts payable, accrued liabilities and claims accruals          38,915                  718
                                                                    ---------            ---------

          Net cash provided by operating activities                   148,147              125,708
                                                                    ---------            ---------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                         41,050              138,146
  Capital expenditures                                               (156,281)            (284,374)
  Equity investment                                                                        (10,000)
  Repayment of note receivable                                          3,200
  Notes receivable from officer                                           851                 (851)
  Payments received on equipment sale receivables                       5,799                5,966
                                                                    ---------            ---------

          Net cash used in investing activities                      (105,381)            (151,113)
                                                                    ---------            ---------

See accompanying notes to condensed consolidated financial statements.

                                                                       CONTINUED

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                2001                 2000
                                                                              ---------            ---------
Cash flows from financing activities:
  Repayments of long-term debt                                                  (81,432)             (29,289)
  Borrowings under line of credit                                               125,000               (3,867)
  Repayments of borrowings under line of credit                                (131,000)
  Change in borrowings under accounts receivable securitization                  (1,000)              99,000
  Purchases of treasury stock                                                                        (40,703)
  Proceeds from public offering                                                  20,064
  Proceeds from issuance of common stock under stock option and stock
  purchase plans                                                                 17,858                3,640
                                                                              ---------            ---------

          Net cash (used in) provided by financing activities                   (50,510)              28,781
                                                                              ---------            ---------

Net increase (decrease) in cash                                                  (7,744)               3,376
Cash at beginning of period                                                      19,638               10,212
                                                                              ---------            ---------
Cash at end of period                                                         $  11,894            $  13,588
                                                                              =========            =========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                  $  26,137            $  27,859
    Income taxes                                                              $   2,318            $   2,240

Supplemental schedule of noncash investing and financing activities:
  Equipment sales receivables                                                 $   1,959            $   8,448
  Note receivable from property sale                                          $   1,715            $   5,063

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

Note 3. Account Receivable - Related Party

     This balance, owed by an entity controlled by the Company's Chairman, was paid in full in October 2001.


Note 4. Assets Held for Sale

     In January 2001, the Company sold the remainder of the assets held for sale. The Company received $1,000,000 and a non interest-bearing note for $1,900,000. Under the terms of the note, a $1,000,000 payment is due January 2002 and the balance is due January 2003.

Note 5. Derivative Financial Instruments

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

     For the three and nine months ended September 30, 2001, the Company recognized a loss, net of tax, for the change in fair market value of the interest rate swap agreements of $2,364,000 and $3,652,000 respectively.

Note 6. Segments

     The Company's two reportable segments are Swift Transportation and M.S. Carriers.

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                SEPTEMBER 30,                SEPTEMBER 30,
                         --------------------------   --------------------------
                            2001            2000          2001          2000
                         -----------    -----------   -----------    -----------
                                              (IN THOUSANDS)
Operating revenue:
  Swift                  $   356,761    $   320,586   $ 1,034,198    $   928,663
  M.S. Carriers              179,618        180,709       547,330        531,511
                         -----------    -----------   -----------    -----------
                         $   536,379    $   501,295   $ 1,581,528    $ 1,460,174
                         ===========    ===========   ===========    ===========
Net earning (loss):
  Swift                  $    15,792    $    15,316   $    29,255    $    42,532
  M.S. Carriers              (13,005)         4,087       (15,078)        14,878
                         -----------    -----------   -----------    -----------
                         $     2,787    $    19,403   $    14,177    $    57,410
                         ===========    ===========   ===========    ===========

Note 7. Transportes EASO

     The Company recorded a $10.5 million adjustment in the third quarter statement of earnings, of which $8.5 million relates to the impairment of its 50% equity investment held by M.S. Carriers in Transportes EASO, the largest intra-Mexico truckload carrier, and $2 million is associated with the write off of a cash advance made to EASO in the third quarter of 2001. Although the $10.5 million adjustment is included in the current quarter, the Company is evaluating whether previously reported quarters are affected.

Note 8. Public Stock Offering

     The Company completed a public offering of 1,200,000 shares of its common stock on June 27, 2001. This offering generated proceeds of $18.2 million, net of expenses. An option by the underwriters to purchase an additional 120,000 shares was exercised on July 2, 2001 and generated additional proceeds of $1.8 million.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 9. Accounting Standards Not Yet Adopted by the Company

     The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards ("SFAS") for which the required implementation date has not yet become effective. Those standards that may materially impact the Company are discussed below.

     In July 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued. This standard will be effective in the first quarter of 2002. This standard eliminates amortization of goodwill and replaces it with a test for impairment. The Company has $9.3 million of goodwill that is not expected to be impaired under the standard. The Company amortized $1.1 million of goodwill for the nine months ended September 30, 2001. Amortization will cease beginning January 1, 2002.

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

     In addition, the results for the nine months of 2001 include:

     * a $7 million increase to M.S. Carriers insurance and claims reserves in the second quarter of this year;

     * a $10.5 million adjustment in the third quarter, of which $8.5 million relates to the impairment of its 50% equity investment held by M.S. Carriers in Transportes EASO, the largest intra-Mexico truckload carrier, and $2 million is associated with the write off of a cash advance made to EASO in the third quarter of 2001. Although the $10.5 million adjustment is included in the current quarter, the Company is evaluating whether previously reported quarters are affected; and

     * a $5.6 million adjustment ($3.6 million in the third quarter of this year) for the change in market value of the interest rate derivative agreements of M.S. Carriers.

OVERVIEW

     See Note 7 to the financial statements for discussion of accounting standards not yet adopted by the Company.

     Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its fleet with an increase of 1,083 tractors to 15,728 tractors as of September 30, 2001 up from 14,645 tractors as of September 30, 2000. The owner operator portion of the Company's fleet decreased to 3,290 as of September 30, 2001 from 3,411 as of September 30, 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Operating revenue increased $35.1 million or 7.0% to $536.4 million for the three months ended September 30, 2001 from $501.3 million for the corresponding period of 2000. The increase in operating revenue is primarily the result of the expansion of the Company's fleet.

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the third quarter of 2001 was 95.3% compared to 92.1% in the comparable period of 2000. The Company's operating ratio for the three months ended September 30, 2001 increased as a result of increases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 14.58% and 13.89% and average loaded linehaul revenue per mile (excluding fuel surcharge) was $1.4038 and $1.3889 in the third quarter of 2001 and 2000, respectively.

     Salaries, wages and employee benefits represented 36.2% of operating revenue for the three months ended September 30, 2001 compared with 33.9% in 2000. The increase is primarily due to a larger percentage of company trucks in the total fleet, a greater number of empty miles and the impact of reduced utilization on an increased dedicated business with fixed pay driver wages.

     From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were needed in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel as a percentage of operating revenue was 13.1% for the third quarter of 2001 versus 13.5% in 2000. The decrease is primarily due to actual fuel cost per gallon decreasing by approximately 13 cents per gallon (9.4%) in the third quarter of 2001 versus the third quarter of 2000.

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

     Purchased transportation as a percentage of operating revenue was 17.2% for the three months ended September 30, 2001 compared to 19.7% in 2000. The decrease is primarily due to a reduction in the owner operator portion of the fleet.

     Rental expense as a percentage of operating revenue was 4.6% for the third quarter of 2001 versus 3.6% in 2000. At September 30, 2001 and 2000, leased tractors represented 50% and 51%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded gains of $15,000 in the third quarter of 2001 and $110,000 during the third quarter of 2000 from the sale of leased tractors.

     Depreciation and amortization expense as a percentage of operating revenue was 6.7% in the third quarter of 2001 and 2000. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended September 30, 2001, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $588,000 compared to approximately $1.4 million in the third quarter of 2000. Exclusive of gains, which reduced this expense, depreciation and amortization expense, as a percentage of operating revenue was 6.8% and 6.9% in the third quarter of 2001 and 2000, respectively.

     Insurance and claims expense represented 4.5% and 2.5% of operating revenue in the third quarter of 2001 and 2000, respectively. Included in the third quarter of 2001 are $1.9 million of increased insurance premiums over the same quarter of the prior year, approximately 0.4% of operating revenue.

     The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends, and insurance premium rate increases which the Company experienced in 2001 and expects in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Operating revenue increased $121.4 million or 8.3% to $1.582 billion for the nine months ended September 30, 2001 from $1.460 billion for the corresponding period of 2000. Excluding approximately $43 million of nine months 2000 revenues that were derived from our logistics operation, the increase in revenues would have been 11.6%. The increase in operating revenue is primarily the result of the expansion of the Company's fleet.

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first nine months of 2001 was 96.0% compared to 92.2% in the comparable period of 2000. The Company's operating ratio for the nine months ended September 30, 2001 increased as a result of increases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 15.12% and 13.90% and average loaded linehaul revenue per mile was $1.4121 and $1.3765 in the first nine months of 2001 and 2000, respectively.

     Salaries, wages and employee benefits represented 37.0% of operating revenue for the nine months ended September 30, 2001 compared with 33.9% in 2000. The increase is primarily due to a larger percentage of company trucks in the total fleet, a greater number of empty miles and the impact of reduced utilization on an increased dedicated business with fixed pay driver wages.

     Fuel as a percentage of operating revenue was 13.6% for the first nine months of 2001 versus 12.9% in 2000. The increase is primarily due to a higher percentage of company tractors in the total fleet for the nine months ended September 30, 2001 versus the nine months ended September 30, 2000.

     Purchased transportation as a percentage of operating revenue was 17.5% for the nine months ended September 30, 2001 compared to 20.6% in 2000. The decrease is primarily due to the transfer of our logistics business to Transplace.com and a reduction in the owner operator portion of the fleet.

     Rental expense as a percentage of operating revenue was 4.7% for the first nine months of 2001 versus 3.4% in 2000. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded gains of $267,000 and $1.0 million in the first nine months of 2001 and 2000 respectively, from the sale of leased tractors.

     Depreciation and amortization expense as a percentage of operating revenue was 6.7% and 6.8% in the first nine months of 2001 and 2000, respectively. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the nine month period ended September 30, 2001, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $2.6 million compared to approximately $7.6 million in the first nine months of 2000. Exclusive of gains, which reduced this expense, depreciation and amortization expense, as a percentage of operating revenue was 6.8% and 7.3% in the first nine months of 2001 and 2000, respectively.

     Insurance and claims expense represented 4.2% and 2.7% of operating revenue in the first nine months of 2001 and 2000. The increase is partially due to the adjustment of approximately $7 million to the M.S. Carriers insurance and claims reserves and $3.7 million of increased insurance premiums noted above. These factors combined represent 0.7% of operating revenue.

     The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends, and insurance premium rate increases which the Company experienced in 2001 and expects in 2002.

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

     Net cash provided by operating activities was $148.1 million in the first nine months of 2001 compared to $125.7 million in 2000. The increase is primarily attributable to an increase in depreciation and amortization, a smaller increase in accounts receivable and an increase in accounts payable, accrued liabilities and claims accruals offset by a decrease in net earnings.

     Net cash used in investing activities decreased to $105.4 million in the first nine months of 2001 from $151.1 million in 2000. The decrease is primarily due to reduced capital expenditures offset by reduced proceeds from the sale of property and equipment.

     As of September 30, 2001, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $73 million. The Company has the option to cancel such commitments upon 60 days notice. The Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

     During the first nine months of 2001, the Company incurred approximately $31.2 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

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

     Net cash used in financing activities amounted to $50.5 million in the first nine months of 2001 compared to $28.8 million provided by financing activities in 2000. This decrease is primarily due to reduced proceeds under the accounts receivable securitization and increased repayments of long-term debt, offset by reduced treasury stock purchases and proceeds from the Company's public stock offering.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has interest rate exposure arising from the Company's line of credit, revolving notes, equipment loan, approximately $96 million of capital lease obligations and accounts receivable securitization, all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps. The fair value of the Company's long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company's interest expense by $3.1 million.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                           PART II. OTHER INFORMATION

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
                           Harbor   Compliance   Statement  for  Forward-Looking
                           Statements

     (b) No Current Reports on Form 8-K were filed during the three months ended September 30, 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT TRANSPORTATION CO., INC.


Date: November 13, 2001                 /s/ William F. Riley III
                                        ----------------------------------------
                                        (Signature)

                                        William F. Riley III
                                        Senior Executive Vice President
                                        and Chief Financial Officer