Form 10-K
period 2001-12-31
SWIFT TRANSPORTATION CO INC
filed 2002-04-01
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________

                           Commission File No. 0-18605

                         SWIFT TRANSPORTATION CO., INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                 86-0666860
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 22, 2002, the aggregate market value of common stock held by non-affiliates of the Registrant was $753,710,000.

The number of shares outstanding of the Registrant's common stock on March 22, 2002 was 86,363,019.

                       DOCUMENTS INCORPORATED BY REFERENCE

Materials from the Registrant's Notice and Proxy Statement relating to the 2002 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12 and 13.

                                                        Exhibit Index at page 45
                                                                  Total pages 49

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

   Item 1.  Business......................................................     3
   Item 2.  Properties....................................................    10
   Item 3.  Legal Proceedings.............................................    11
   Item 4.  Submission of Matters to a Vote of Security Holders...........    11

PART II

   Item 5.  Market for the Registrant's Common Stock and Related
              Stockholder Matters.........................................    11
   Item 6.  Selected Financial and Operating Data.........................    13
   Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................    14
   Item 7A. Quantitative and Qualitative Disclosures about Market Risk....    21
   Item 8.  Financial Statements and Supplementary Data...................    21
   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................    44

PART III

   Item 10. Directors and Executive Officers of the Registrant............    44
   Item 11. Executive Compensation........................................    44
   Item 12. Security Ownership of Certain Beneficial Owners
              and Management..............................................    44
   Item 13. Certain Relationships and Related Transactions................    44

PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.................................................    45

SIGNATURES................................................................   S-1

                                     PART I

ITEM 1. BUSINESS

GENERAL

Swift Transportation Co., Inc. is the largest publicly-held, truckload carrier in the United States. Swift operates primarily throughout the continental United States, combining strong regional operations with a transcontinental van operation. The principal types of freight transported by Swift include retail and discount department store merchandise, manufactured goods, paper products, non-perishable food, beverages and beverage containers and building materials.

By meeting its customers' specific needs for both regional and transcontinental service and through selective acquisitions, Swift has been able to achieve significant growth in revenues over the past five years. Operating revenue has grown at a compound annual growth rate of 17% from $1.132 billion in 1997 to $2.112 billion in 2001.

Swift Transportation Co., Inc., a Nevada corporation headquartered in Sparks, Nevada, is a holding company for the operating corporations named Swift Transportation Co., Inc., Swift Transportation Corporation and M.S. Carriers, Inc.("M.S. Carriers"). These companies are collectively referred to herein as Swift or the "Company." Beginning January 1, 2002, M.S. Carriers, Inc. was operationally combined with the Swift entities and will not be an operating company in the future. The Company's headquarters are located at 2200 South 75th Avenue, Phoenix, Arizona 85043, and its telephone number is (602) 269-9700.

This Annual Report on Form 10-K, including but not limited to the portions hereof entitled "Business - Growth Strategy" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, plans relating to products or services of the Company, the benefits of the Company's terminal network, the continued consolidation of the truckload industry, the increase in the number of companies outsourcing their transportation requirements, the Company's ability to sell its used trucks at favorable prices, the Company's ability to attract and retain qualified drivers, the Company's ability to pass on to its customers increased labor and fuel costs and protect itself against increases in fuel costs through the use of fuel efficient equipment, and pending or future acquisitions, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

OPERATING STRATEGY

Swift focuses on achieving high density for service-sensitive customers in short-to-medium haul traffic lanes. Through its network of 36 terminals, Swift is able to provide regional service on a nationwide basis. Swift's terminal network establishes a local market presence in the regions Swift serves and enables Swift to respond more rapidly to its customers' changing requirements. This regional network also enables Swift to enhance driver recruitment and retention by returning drivers to their homes regularly, reduce its purchases of higher priced fuel at truck stops and expedite lower cost, in-house equipment maintenance. With an average length of haul of 571 miles in 2001, Swift is able to limit its direct competition with railroads, intermodal services and longer-haul, less specialized truckload carriers. Swift seeks to provide premium service with commensurate rates, rather than compete primarily on the basis of price. The principal elements of Swift's premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and maintain local contact with customers; well-maintained, late model equipment; a fully-integrated computer system to monitor shipment status and variations from schedule; an onboard communications system that enables the Company to dispatch and monitor traffic; timely deliveries; and extra equipment to respond promptly to customers' varying requirements.

To manage the higher costs and greater logistical complexity inherent in operating in short-to-medium haul traffic lanes, Swift employs sophisticated computerized management control systems to monitor key aspects of its operations, such as availability of equipment, truck productivity and fuel consumption. Swift has a three-year replacement program for the majority of its tractors, which allows Swift to maximize equipment utilization and fuel economy by capitalizing on improved engine efficiency and vehicle aerodynamics and to minimize maintenance expense. For 2001 and 2000, Swift maintained an operating ratio of 95.9% and 92.8%, respectively.

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

The key elements of Swift's growth strategy are:

     * STRENGTHEN CORE CARRIER RELATIONSHIPS. Swift intends to continue to strengthen its core carrier relationships, expand its services to its existing customers and pursue new customer relationships. By concentrating on expanding its services to its existing customers, Swift's revenues from its top 25 customers of 1999 increased by 34% from 1999 to 2001. The largest 25, 10 and 5 customers, respectively, accounted for 48%, 33% and 23% of revenues in 2001, with no customer accounting for more than 6% of Swift's revenues during that same period. In addition to expanding its services to existing customers, Swift actively pursues new traffic commitments from high volume, financially stable shippers for whom it has not previously provided services.

     * PURSUE STRATEGIC ACQUISITIONS. Swift's revenue growth has been attributable, in significant part, to acquisitions which have enabled Swift to expand from its historical operations base in the Western United States and develop a strong regional presence in the Midwestern, Eastern and Southeastern United States. Swift generally limits its consideration of acquisitions to those it believes will be accretive to earnings within six months, and historically all of its acquisitions have met this objective. In certain instances, such as the M.S. Carriers acquisition, where a proposed acquisition has the potential to significantly increase revenues, expand Swift's operations in certain key geographic regions, or provide important synergistic opportunities, such as increased efficiencies in equipment utilization, Swift may consider going forward with such an acquisition even though it is not likely to be accretive to earnings within a period of six months.

     * EXPLOIT PRIVATE FLEET OUTSOURCING. A number of large companies maintain their own private trucking fleets to facilitate distribution of their products. Swift believes that a high percentage of private fleet traffic is short-to-medium haul in nature, traveling an average of 500 miles or less per round trip. In order to reduce operating costs associated with private fleets, a number of large companies have begun to outsource their transportation and logistics requirements. Swift believes that its strong regional operations and average length of haul of less than 600 miles position allows it to take advantage of this trend. Swift already serves as a preferred supplier, or "core carrier", to many major shippers who are considering, or may in the future consider, outsourcing their transportation and logistics requirements.

OPERATIONS

Swift has developed a network of regional terminals and offices strategically located in areas which have strong, diverse economies and provide access to other key population centers. The terminals are located in close proximity to major customers who provide Swift with significant traffic volume. To minimize competition with long-haul truckload carriers and railroads, Swift operates principally within short-to-medium-haul traffic lanes. Although the Company's transcontinental division allows it to serve a broad spectrum of shipper needs, the primary regions in which Swift operates are ideally suited to short-to-medium-haul lanes because of the distribution of population and economic centers. During 2001 and 2000, Swift's average length of haul was 571 and 582 miles, respectively.

Swift focuses the marketing of its services to large, service-sensitive customers that regularly ship over established routes within Swift's regional service areas. Swift's services include: the availability of specialized equipment suitable for the requirements of certain industries; high cubic capacity trailers; computerized tracking of and frequent reporting on customer shipments; onboard communications that enable instant re-routing or modification of traffic; well-maintained, late-model equipment that enhances on-time deliveries; multiple drops, appointment pick-ups and deliveries; assistance in loading and unloading; extra trailers that can be placed for the convenience of customers; and sufficient equipment to respond promptly to customers' varying requirements.

The achievement of significant regular freight volumes on high-density routes and consistent shipment scheduling over these routes are key elements of Swift's operations. As a result, Swift's operations personnel are better able to match available equipment to available loads and schedule regular maintenance and fueling at Company terminals, thereby enhancing productivity and asset utilization and minimizing empty miles and expensive over-the-road fueling and repair costs. Consistent scheduling also allows Swift to be more responsive to its customers' needs. Swift's regular scheduling and relatively short length of haul enable drivers to return to their homes regularly, which has helped Swift improve driver recruitment and retention.

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

Swift's larger terminals are staffed with terminal managers, driver managers and customer service representatives. Terminal managers work with both the fleet managers and the customer service representatives, as well as other operations personnel, to coordinate the needs of both customers and drivers. Terminal managers are also responsible for soliciting new customers and serving existing customers in their areas. Each driver manager is responsible for the general operation of approximately 30 trucks and their drivers, including driver retention, productivity per truck, routing, fuel consumption, safety and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.

In addition to the domestic operations described above, Swift has a growing cross border operation that primarily ships through commercial border crossings from Laredo, Texas westward to California. In 2000, Swift augmented its cross border operation by acquiring 49% of Trans-Mex, a carrier that focuses on shipments to and from Mexico. For additional information regarding Swift's guarantee of certain Trans-Mex obligations, see the Notes to Consolidated Financial Statements.

In April 2000, Swift and five other publicly traded truckload carriers founded Transplace.com, LLC, an Internet-based transportation logistics company. Swift contributed its transportation logistics business and associated intangible assets to Transplace.com upon its formation. Swift's equity interest in Transplace.com is approximately 29%. Swift reports its equity interest in Transplace.com and its share of the profits and losses of Transplace.com in its consolidated financial statements. See the Notes to Consolidated Financial Statements.

ACQUISITIONS

The growth of the Company has been dependent in part upon the acquisition of trucking companies throughout the United States. From 1988 through 1997, the Company completed eight acquisitions through which the Company grew from a regional carrier in the Western United States to a national carrier with operations throughout the entire United States.

In January 2001, Swift further expanded its operations in the eastern United States through an agreement with Cardinal Freight Carriers Inc. ("Cardinal Freight"), a van and flatbed carrier based in Concord, North Carolina. Under this agreement, Swift has hired a number of Cardinal Freight's drivers and subleased a number of tractors from Cardinal Freight.

In June 2001, Swift merged with M.S. Carriers, Inc. ("M.S. Carriers"), also a publicly- held truckload carrier operating predominantly in the eastern United States. In exchange for 19,464,322 shares of the Company's common stock, M.S. Carriers became a wholly owned subsidiary of the Company. The Merger was accounted for as a pooling of interests.

See "Factors That May Affect Future Results and Financial  Condition" under Item
7.

REVENUE EQUIPMENT

Swift acquires premium tractors to help attract and retain drivers, promote safe operations and minimize maintenance and repair costs. Management believes the higher initial investment is recovered through improved resale value, improved fuel economy and reduced maintenance costs.

The following table shows the type and age of Company-owned and leased equipment at December 31, 2001:

                                         57', 53' AND       SETS OF        FLATBED     SPECIALIZED
     MODEL YEAR         TRACTORS (1)       48' VANS       DOUBLE VANS     TRAILERS      TRAILERS
     ----------         -----------        --------       -----------     --------      --------
2002..................      1,704             1,069                           189          231
2001..................      2,169             4,706                           235          222
2000..................      4,272            10,711                            85          148
1999..................      2,805             8,810                            52           60
1998..................      1,113             5,534                            20            2
1997..................        343             4,699                           156           96
1996..................         83             3,431                           149
1995 and prior........        259             4,185           483             312          144
                          -------           -------          ----          ------         ----
           Total......     12,748            43,145           483           1,198          903
                          =======           =======          ====          ======         ====

(1)  Excludes 3,048 owner-operator tractors.

When purchasing new revenue equipment, Swift acquires tractors and trailers manufactured to the Company's specifications. Since 1990, Swift has predominantly acquired tractors manufactured by Freightliner powered by Series 60 Detroit Diesel engines. Standardization of drive-line components allows Swift to operate with a minimum spare parts inventory, enhances Swift's maintenance program and simplifies driver training. Swift adheres to a comprehensive maintenance program that minimizes downtime and enhances the resale value of its equipment. In addition to its maintenance facility in Phoenix, Arizona, Swift performs routine servicing and maintenance of its equipment at most of its regional terminal facilities, thus avoiding costly on-road repairs and out-of-route trips. Swift has adopted a three-year replacement program on the majority of its line-haul tractors. This replacement policy enhances Swift's ability to attract and retain drivers, maximize its fuel economy by capitalizing on improvement in both engine efficiency and vehicle aerodynamics, stabilize maintenance expense and maximize equipment utilization.

Swift has installed Qualcomm onboard, two-way vehicle satellite communication systems in the majority of its tractors. This communication system links drivers to regional terminals and corporate headquarters, allowing Swift to rapidly alter its routes in response to customer requirements and to eliminate the need for driver stops to report problems or delays. This system allows drivers to inform dispatchers and driver managers of the status of routing, loading and unloading or the need for emergency repairs. Swift believes the communications system improves fleet control, the quality of customer service and driver recruitment and retention. Swift intends to continue to install the communication system in substantially all tractors acquired in the future.

Swift has adopted a speed limit of 60 miles per hour for Company tractors (62 miles per hour for team drivers) and 65 miles per hour for owner-operator tractors, below the speed limits of many states. Swift believes these measures reduce accidents, enhance fuel mileage and minimize maintenance expense. Substantially all of Swift's Company tractors are equipped with electronically controlled engines that are set to limit the speed of the vehicle. M.S. Carriers drivers continue to operate at 65 miles per hour.

MARKETING AND CUSTOMERS

Swift has targeted the service-sensitive segment of the truckload market, both common and contract, rather than that segment that uses price as its primary consideration. The Company has chosen to provide premium service with commensurate rates rather than compete primarily on the basis of price. The principal elements of Swift's premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and to maintain local contact with customers; a fully-integrated computer system to monitor shipment location and variations from schedule; an onboard communication system that enables the Company to reroute traffic; well-maintained, late model equipment; timely deliveries; and extra equipment for the convenience of customers, which enables Swift to respond promptly to customers' varying requirements and assistance in loading and unloading. Swift concentrates its marketing efforts on expanding the amount of service it provides to existing customers. As a result, the Company's revenues from the group of customers which comprised the Company's top 25 customers in 1999 increased 34% over a two year period from 1999 to 2001.

Swift maintains a strong commitment to marketing. Swift has assigned a member of senior management to each of its largest customers to ensure a high level of customer support. Swift solicits new customers from its Phoenix, Arizona headquarters and each of its regional terminals through a marketing staff of approximately 50 persons. Once a customer relationship has been established, regional customer service representatives maintain contact and solicit additional business. Swift concentrates on attracting non-cyclical customers that regularly ship multiple loads from locations that complement existing traffic flows. Customer shipping point locations are regularly monitored and, as shipping patterns of existing customers expand or change, Swift attempts to obtain additional customers that will complement the new traffic flow. This strategy enables Swift to maximize equipment utilization.

The largest 25, 10 and 5 customers accounted for approximately 48%, 33% and 23% respectively, of Swift's revenues during 2001, 44%, 30% and 19%, respectively, of Swift's revenues during 2000 and 42%, 28% and 19%, respectively, of Swift's revenues during 1999. No customer accounted for more than 7% of Swift's gross revenues during any of the three most recent fiscal years. Swift's largest customers include retail and discount department store chains, manufacturers, non-perishable food companies, beverage and beverage container producers and building materials companies.

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

Senior management is actively involved with the development and retention of drivers. Recognizing the need for qualified drivers. Swift has contracted with driver-training schools which are managed by outside organizations as well as local community colleges throughout the country. Candidates for the schools must be at least 23 years old (21 years old with military service), with a high school education or equivalent, pass a basic skills test and pass the U.S. Department of Transportation ("DOT") physical examination, which includes drug and alcohol screening. Students are required to complete three weeks of classroom study and driving range time and a six to eight week, on-the-road training program.

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

As of December 31, 2001, Swift employed approximately 19,500 full-time persons, of whom approximately 15,500 were drivers (including driver trainees), 1,300 were mechanics and other equipment maintenance personnel and the balance were support personnel, such as sales personnel, corporate managers and administration. None of Swift's drivers or other employees is represented by a collective bargaining unit. In the opinion of management, Swift's relationship with its drivers and employees is good.

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

FUEL

In order to reduce fuel costs, the Company purchases approximately 74% of its fuel in bulk at 31 of its 36 terminals. Swift stores fuel in underground storage tanks at two of its bulk fueling terminals and in above ground storage tanks at its other bulk fueling terminals. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company. From time to time, the Company, in response to increases in fuel costs, has implemented fuel surcharges to pass on to its customers all or substantially all of increased fuel costs. However, there can be no assurance that such fuel surcharges could be used to offset future increases in fuel prices. The Company believes that its most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. The Company generally has not used derivative-type products as a hedge against higher fuel costs in the past but continues to evaluate this possibility.

COMPETITION

The trucking industry is extremely competitive and fragmented. The Company competes primarily with regional, medium-haul truckload carriers. Management believes, because of its cost efficiencies, productive equipment utilization and financial resources, that the Company has a competitive advantage over most regional truckload carriers. The Company believes that competition for the freight transported by the Company is based, in the long term, as much upon service and efficiency as on freight rates. There are some trucking companies with which the Company competes that have greater financial resources, and one may own more revenue equipment and carry a larger volume of freight than the Company. Long-haul truckload carriers and railroads also provide competition, but to a lesser degree. The Company also competes with other motor carriers for the services of drivers.

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

ITEM 2. PROPERTIES

The following table provides information regarding the Company's regional terminals and/or offices:

                       COMPANY                                       OWNED
                      LOCATION                                     OR LEASED
                      --------                                     ---------

Albuquerque, New Mexico..................................          Leased
Columbus, Ohio...........................................          Owned
Corsicana, Texas.........................................          Owned
Decatur, Georgia.........................................          Owned
Denver, Colorado.........................................          Owned
Eden, North Carolina.....................................          Owned
El Paso, Texas...........................................          Owned/Leased
Edwardsville, Kansas.....................................          Owned
Fontana, California......................................          Owned
Gary, Indiana............................................          Owned
Greer, South Carolina....................................          Owned
Huntsville, Alabama......................................          Owned
Invergrove Heights (Minneapolis), Minnesota..............          Leased
Irving, Texas............................................          Leased
Jonestown, Pennsylvania..................................          Owned
Laredo, Texas............................................          Owned
Lathrop (Bay Area), California...........................          Owned
Lewiston, Idaho..........................................          Owned/Leased
Manteno, Illinois........................................          Owned
Martinsburg, West Virginia...............................          Owned
Memphis, Tennessee.......................................          Owned
Ocala, Florida...........................................          Owned
Oklahoma City, Oklahoma..................................          Owned
Phoenix, Arizona.........................................          Owned
Pueblo, Colorado.........................................          Owned
Richmond, Virginia.......................................          Owned
Romulus, Michigan........................................          Leased
Salt Lake City, Utah.....................................          Owned
Seattle, Washington......................................          Leased
Shoals, Indiana..........................................          Owned
South Plainfield, New Jersey.............................          Owned
Sparks, Nevada...........................................          Owned
Syracuse, New York.......................................          Owned
Town of Menasha, Wisconsin...............................          Owned
Troutdale, Oregon........................................          Owned
Willows, California......................................          Owned

Swift's headquarters is located on approximately 153 acres in Phoenix, Arizona and contains 83,000 square feet of office space, 106,000 square feet of shop and maintenance facilities, 27,000 square feet of a drivers' center, a recruiting and training center, a warehouse facility, a two-bay truck wash and an eight lane fueling center. As of December 31, 2001, the Company's aggregate monthly rent for all leased properties was $272,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is publicly traded on the Nasdaq National Market ("Nasdaq") under the symbol "SWFT". The following table sets forth the high and low sales prices of the common stock reported by Nasdaq for the periods shown.

                                                  COMMON STOCK
                                             ---------------------
                                             HIGH              LOW
                                             ----              ---
     2001
     First Quarter....................      $23.13           $13.50
     Second Quarter...................       20.00            14.40
     Third Quarter....................       22.55            15.00
     Fourth Quarter...................       24.34            16.33

     2000
     First Quarter....................      $20.63           $11.81
     Second Quarter...................       23.38            12.69
     Third Quarter....................       17.94            12.25
     Fourth Quarter...................       21.00            12.00

On March 22, 2002, the last reported sales price of the Company's common stock was $21.95 per share. At that date, the number of stockholder accounts of record of the Company's common stock was 3,648. The Company estimates there are approximately 5,700 beneficial holders of the Company's common stock.

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

INFLUENCE BY PRINCIPAL STOCKHOLDER.  Trusts established for the benefit of Jerry
C. Moyes and his family beneficially own approximately 31% of the Company's common stock. Accordingly, Mr. Moyes will have a significant influence upon the activities of the Company, as well as on all matters requiring approval of the stockholders, including electing members of the Company's Board of Directors and causing or restricting the sale or merger of the Company. This concentration of ownership, as well as the ability of the Board to establish the terms of and issue preferred stock of the Company without stockholder approval, may have the effect of delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over their current market prices.

POSSIBLE VOLATILITY OF STOCK PRICE. The market price of the Company's common stock could be subject to significant fluctuations in response to certain factors, such as, among others, variations in the anticipated or actual results of operations of the Company or other companies in the transportation industry, changes in conditions affecting the economy generally, fluctuations in interest rates and fuel prices, increases in insurance premiums affecting the trucking industry generally, the depressed market for used tractors affecting the trucking industry generally, analysts' reports or general trends in the industry, as well as other factors unrelated to the Company's operating results.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2001 is derived from the Company's Consolidated Financial Statements. The selected consolidated financial data has been restated to include the financial position, results of operations, and cash flows of M.S. Carriers (See Pooling of Interests note to the financial statements). The Consolidated Financial Statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001 and the independent auditors' reports thereon, are included in
Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K. Information presented below under the caption, Operating Statistics, is unaudited.

                                                                           YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------------------------------
                                                         2001          2000          1999         1998(2)      1997(1)
                                                      ----------    ----------    ----------    ----------    ----------
                                                     (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND PER MILE AMOUNTS)
CONSOLIDATED STATEMENTS OF
EARNINGS DATA:
Operating revenue .................................   $2,112,221    $1,973,839    $1,688,954    $1,404,147    $1,131,669
Earnings before income taxes ......................   $   45,369    $  110,014    $  155,023    $  133,098    $   99,428
Net earnings ......................................   $   27,221    $   68,943    $   97,418    $   80,779    $   60,606
Diluted earnings per share ........................   $      .32    $      .82    $     1.12    $      .93    $      .71
CONSOLIDATED BALANCE SHEET DATA
(AT END OF YEAR):
Working capital (deficit) .........................   $  (24,299)   $   29,426    $   88,962    $   68,488    $   70,964
Total assets ......................................   $1,556,096    $1,573,463    $1,390,107    $1,124,292    $  837,380
Long-term obligations, less
  current portion .................................   $  223,486    $  377,056    $  370,558    $  289,803    $  153,397
Stockholders' equity ..............................   $  735,203    $  654,879    $  622,509    $  524,206    $  444,665
OPERATING STATISTICS (AT END OF YEAR):
Operating ratio ...................................         95.9%         92.8%         89.7%         89.6%         90.4%
Pre-tax margin (3) ................................          2.1%          5.6%          9.2%          9.5%          8.8%
Average line haul revenue per loaded mile(4) ......   $     1.41    $     1.39    $     1.35    $     1.34    $     1.32
Empty mile percentage .............................         15.1%         14.1%         13.3%         13.0%         13.6%
Average length of haul (in miles) .................          571           582           616           631           615
Total tractors at end of period:
  Company-operated ................................       12,748        11,460        10,223         8,323         7,338
  Owner-operator ..................................        3,048         3,383         3,053         2,228         1,681
Trailers at end of period .........................       45,729        43,411        38,088        30,512        24,480

(1) Includes the results of operations from the acquisition of certain assets of DTI beginning April 8, 1997.

(2) Includes the results of operations from the acquisition of Challenger Motor Freight beginning March, 1998 and Interstate Trucking Corporation of America beginning November, 1998.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

POOLING OF INTERESTS

On June 29, 2001, the Company acquired M.S. Carriers through the merger of a wholly owned subsidiary of the Company with and into M.S. Carriers (the "Merger"). The Merger has been accounted for as a pooling of interests. Accordingly, all historical financial data discussed below has been restated to include the financial position, results of operations, and cash flows of M.S. Carriers.

     In addition, the results for 2001 include:

     *    a $7 million increase to M.S. Carriers insurance and claims reserves;

     * a $10.5 million adjustment, of which $8.5 million relates to the impairment of its 50% equity investment held by M.S. Carriers in Transportes EASO, the largest intra-Mexico truckload carrier, and $2 million is associated with the write off of a cash advance made to EASO in the third quarter of 2001; and

     * a $4.0 million adjustment for the change in market value of the interest rate derivative agreements of M.S. Carriers.

OVERVIEW

See  "Summary  of  Significant   Accounting  Policies"  note  to  the  financial
statements for discussion of accounting standards not yet adopted by the Company.

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

Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. In response to this trend, the Company continues to expand its total fleet with 15,796 tractors as of December 31, 2001 compared to 10,551 tractors as of December 31, 1998. See "Business -- General." During this same period, the Company's owner operator fleet has expanded to 3,048 as of December 31, 2001 from 2,228 as of December 31, 1998. This fleet growth was accomplished through a combination of internal growth and strategic acquisitions. See "Business--General".

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:

                                                  DECEMBER 31,
                                         -----------------------------
                                          2001       2000        1999
                                         ------     ------      ------
Operating revenue                         100.0%     100.0%      100.0%
Operating expenses:
  Salaries, wages and employee benefits    37.0       34.2        33.5
  Operating supplies and expenses           8.8        8.2         8.1
  Fuel                                     13.0       13.4        10.3
  Purchased transportation                 17.3       20.2        21.3
  Rental expense                            4.7        3.6         2.8
  Insurance and claims                      4.5        2.7         2.9
  Depreciation and amortization             6.8        6.8         7.1
  Communications and utilities              1.4        1.3         1.3
  Operating taxes and licenses              2.4        2.4         2.4
                                         ------     ------      ------
  Total operating expenses                 95.9       92.8        89.7
                                         ------     ------      ------
Operating income                            4.1        7.2        10.3
Net interest expense                        1.5        1.7         1.3
Other (income) expense, net                 0.5       (0.1)       (0.2)
                                         ------     ------      ------
Earnings before income taxes                2.1        5.6         9.2
Income taxes                                 .8        2.1         3.4
                                         ------     ------      ------
Net earnings                                1.3%       3.5%        5.8%
                                         ======     ======      ======

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Operating revenue increased $138.4 million, or 7.0%, to $2.112 billion for the year ended December 31, 2001 from $1.974 billion for the previous year. The increase in operating revenue is due primarily to the expansion of the Company's total fleet to 15,796 tractors at December 31, 2001 from 14,843 at December 31, 2000, an increase of 953 tractors, and an increase in revenue per loaded mile of 2.0%. Revenues for the year ended December 31, 2001 were affected by the transfer of our logistics business to Transplace.com, an Internet-based logistics company that we commonly own with four other truckload carriers. Excluding approximately $43 million of logistics revenue for the year ended December 31, 2000, the increase in revenues would have been 9.4%.

The Company's operating ratio was 95.9% and 92.8% in 2001 and 2000, respectively. The Company's operating ratio for 2001 increased as a result of changes in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor was 15.1% and 14.1% and the average loaded linehaul revenue per mile was $1.41 and $1.39 (excluding fuel surcharge) for the years ended December 31, 2001 and 2000, respectively.

Salaries, wages and employee benefits represented 37.0% of operating revenue for the year ended December 31, 2001 compared with 34.2% for 2000. The increase is primarily due to a larger percentage of company trucks in the total fleet, a greater number of empty miles and the impact of reduced utilization on an increased dedicated business with fixed pay driver wages.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

Operating supplies represented 8.8% and 8.2% of operating revenue for the years ended December 31, 2001 and 2000, respectively. The increase in operating supplies is primarily attributable to increased on-road operating expenses such as maintenance and tolls, merger related costs, and the writeoff of $2,000,000 advances to EASO.

Fuel expenses represented 13.0% and 13.4% of operating revenue in 2001 and 2000, respectively. The decrease in fuel as a percentage of revenue is primarily due to decreased fuel prices.

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

Purchased transportation represented 17.3% and 20.2% of operating revenue for the years ended December 31, 2001 and 2000, respectively. This decrease is due to the decrease of the Company's owner operator fleet from 3,383 at December 31, 2000 to 3,048 at December 31, 2001.

Rental expense as a percentage of operating revenue was 4.7% and 3.6% for the years ended December 31, 2001 and 2000, respectively. When it is economically feasible to do so, the Company will purchase then sell tractors it leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. During the years ended December 31, 2001 and 2000, respectively, the Company recorded gains of approximately $338,000 and $1.1 million from the sale of leased tractors. Exclusive of gains, which reduced rental expense, the percentage of rental expense to operating revenue in 2001 and 2000 was 4.7% and 3.7%, respectively.

Insurance and claims expense represented 4.5% and 2.7% of operating revenue in the years ended December 31, 2001 and 2000, respectively. The year ended December 31, 2001 includes a $7 million increase to M.S. Carriers insurance and claims reserves and $4.1 million of increased insurance premiums over the prior year, approximately 0.5% of operating revenue. The balance of the increase is primarily attributable to auto liability claims and an increase in losses from cargo thefts.

The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period, changes in claims development trends and insurance premium rate increases. The Company experienced increases in insurance premium rates in 2001 and expects further increases in such rates in 2002.

Depreciation and amortization expense was 6.8% of operating revenue for the years ended December 31, 2001 and 2000. During the year ended December 31, 2001 the Company recorded gains on the sale of revenue equipment of approximately $1.6 million compared with approximately $8.9 million in 2000. Exclusive of gains, which reduced depreciation and amortization expense, the percentage of depreciation and amortization to operating revenue was 6.9% in 2001 and 7.3% 2000.

Interest expense decreased to $33.4 million in 2001 from $34.1 million in 2000. This decrease was due to lower interest rates and decreased borrowings under the Company's line of credit, long term debt and capital leases, offset by the $4.0 million market adjustment for derivatives.

Other expense for the year ended December 31, 2001 includes the $8.5 million adjustment for the impairment of the 50% equity investment held by M.S. Carriers in Transportes EASO, and the equity loss of $3.0 million for Transplace. The combined impact of this adjustment and equity loss is a 0.5% increase in other expenses as a percentage of operating revenue.

The effective tax rate was 40% and 37.3% in 2001 and 2000, respectively. This increase was primarily due to the nondeductible portion ($5.2 million) of the EASO impairment adjustment.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Operating revenue increased $284.9 million, or 16.9%, to $1.974 billion for the year ended December 31, 2000 from $1.689 billion for the previous year. The increase in operating revenue is due primarily to the expansion of the Company's total fleet to 14,843 tractors at December 31, 2001 from 13,276 at December 31, 1999, an increase of 1,567 tractors, rate increases of approximately 2.8% and a fuel surcharge revenue increase of approximately $57 million.

The Company's operating ratio was 92.8% and 89.7% in 2000 and 1999, respectively. The Company's operating ratio for 2000 increased as a result of changes in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor was 14.1% and 13.3% and the average loaded linehaul revenue per mile was $1.39 and $1.35 (excluding fuel surcharge) for the years ended December 31, 2000 and 1999, respectively.

Salaries, wages and employee benefits represented 34.2% of operating revenue for the year ended December 31, 2000 compared with 33.5% for 1999. The increase is due to a significant driver wage increase by M.S. Carriers in March 2000 and lower logistics revenue as a result of the transfer to Transplace. Partially offsetting these factors was a decrease in the accrual for the Company's 401(k) profit sharing contribution and an increase in the portion of revenues generated by owner operators.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding rate increases were not obtained.

Fuel expenses represented 13.4% and 10.3% of operating revenue in 2000 and 1999, respectively. The increase in fuel as a percentage of revenue is due primarily to increased fuel prices and offset by the impact of an increase in the miles generated by the owner operator fleet.

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

Purchased transportation represented 20.2% and 21.3% of operating revenue for the years ended December 31, 2000 and 1999, respectively. This decrease is primarily due to the contribution of the logistics business to Transplace.

Rental expense as a percentage of operating revenue was 3.6% and 2.8% for the years ended December 31, 2000 and 1999, respectively. When it is economically feasible to do so, the Company will purchase then sell tractors it leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. During the years ended December 31, 2000 and 1999, respectively, the Company recorded gains of approximately $1.1 million and $3.6 million from the sale of leased tractors. Exclusive of gains, which reduced rental expense, the percentage of rental expense to operating revenue in 2000 and 1999 was 3.7% and 3.0%, respectively.

Insurance and claims expense represented 2.7% and 2.9% of operating revenue in the years ended December 31, 2000 and 1999, respectively. The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

Depreciation and amortization expense was 6.8% and 7.1% of operating revenue for the years ended December 31, 2000 and 1999, respectively. During the year ended December 31, 2000 the Company recorded gains on the sale of revenue equipment of approximately $8.9 million compared with approximately $4.9 million in 1999. Exclusive of gains, which reduced depreciation and amortization expense, the percentage of depreciation and amortization to operating revenue was 7.3% in 2000 and 1999.

Interest expense increased to $34.1 million in 2000 from $22.2 million in 1999. This increase was due to increased borrowings under the Company's lines of credit, an increase in capital leases and increased proceeds from the accounts receivable securitization program.

LIQUIDITY AND CAPITAL RESOURCES

The continued growth in the Company's business requires significant investment in new revenue equipment, upgraded and expanded facilities, and enhanced computer hardware and software. The funding for this expansion has been from cash provided by operating activities, proceeds from the sale of revenue equipment, long-term debt, borrowings on the Company's line of credit, proceeds from the accounts receivable securitization, the use of leases to finance the acquisition of revenue equipment and from periodic public offerings of common stock.

Net cash provided by operating activities was $262.9 million for the year ended December 31, 2001 compared to $172.0 million for 2000. The increase is primarily attributable to increases in depreciation and amortization, accounts payable, accrued liabilities and claims accruals and a decrease in accounts receivable offset by a decrease in net earnings and a smaller increase in deferred taxes.

Net cash used in investing activities decreased to $155.2 million for the year ended December 31, 2001 from $204.1 million for 2000. The decrease is primarily due to reduced capital expenditures offset by reduced proceeds from the sale of property and equipment.

As of December 31, 2001, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $416 million. The Company has the option to cancel such commitments upon 60 days notice. The Company believes it will be able to support these acquisitions of revenue equipment through debt and lease financings and cash flows generated by operating activities.

During the year ended December 31, 2001, the Company incurred approximately $41 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

The Company anticipates that it will expend approximately $65 million in 2002 for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

Net cash (used) provided by financing activities was ($113.3) million in 2001 compared to $41.4 million in 2000. The decrease in cash provided by financing activities is primarily due to reduced proceeds under the accounts receivable securitization and increased repayments of long-term debt, offset by reduced treasury stock purchases and proceeds from the sale of Company stock through the stock purchase and option plans and the Company's public stock offering completed in 2001 .

Management believes that it will be able to finance its needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth, with cash flows from operations, borrowings available under the line of credit, accounts receivable securitization and with long-term debt and lease financing believed to be available to finance revenue equipment purchases. Over the long term, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.

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

COMPETITION. The trucking industry is extremely competitive and fragmented. The Company competes with many other truckload carriers of varying sizes and, to a lesser extent, with railroads. Competition has created downward pressure on the truckload industry's pricing structure. There are some trucking companies with which the Company competes that have greater financial resources than the Company, and one may own more revenue equipment and carry a larger volume of freight than the Company.

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

ACQUISITIONS. The growth of the Company has been dependent in part upon the acquisition of trucking companies throughout the United States. To date, the Company has been successful in identifying trucking companies to acquire and in integrating such companies' operations into the Company's operations. The Company may face competition from transportation companies or other third parties for acquisition opportunities that become available. There can be no assurance that the Company will identify acquisition candidates that will result in successful combinations in the future. Any future acquisitions by the Company may result in the incurrence of additional debt, which could adversely affect the Company's profitability, or could involve the potentially dilutive issuance of additional equity securities. In addition, acquisitions involve numerous risks, including difficulties in assimilation of the acquired company's operations particularly in the period immediately following the consummation of such transactions, the diversion of the attention of the Company's management from other business, and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a material adverse effect on the Company's business and operating results.

MERGER WITH M.S. CARRIERS. The Company may be unable to fully realize the cost savings and operating synergies that are expected to result from its acquisition of M.S. Carriers. Specifically, the Company may not fully realize anticipated cost savings and synergies resulting from: efficiencies in tractor and trailer utilization; economies of scale in purchasing power; increased operations in Mexico; cross-marketing opportunities among major customers; and unified recruitment of drivers and owner/operators. To the extent the Company is unable to realize anticipated cost savings and operating synergies, its stock price may be adversely affected. In addition, the Company may encounter difficulties in operating the combined company that could have an adverse effect on its business, results of operations, financial condition, or prospects. As a result of the acquisition, the Company may experience difficulty in (i) maintaining freight volume with customers that historically have done business with both Swift and M.S. Carriers who may wish to decrease the concentration of their business with the combined company, (ii) maintaining customer service and equipment utilization standards while attempting to more efficiently use the tractors, trailers, and physical locations of the combined company, and (iii) obtaining sufficient freight at rates that will support historical margins and permit the combined company to maintain historical growth rates.

DEPENDENCE ON KEY PERSONNEL. The Company is highly dependent upon the services of Mr. Jerry Moyes, Chairman of the Board, President and Chief Executive Officer, Mr. William F. Riley, III, Senior Executive Vice President and Chief Financial Officer, Mr. Rodney K. Sartor, Executive Vice President, Mr. Patrick
J. Farley, Executive Vice President, Mr. Kevin H. Jensen, Executive Vice President, Mr. Michael S. Starnes, President of M.S. Carriers, Mr. James W. Welch, Senior Vice President of M.S. Carriers, and Mr. M J Barrow, Senior Vice President of M.S. Carriers. Mr. Moyes has other significant business interests to which he devotes his time and efforts, including serving as Chairman of Simon Transportation Services, Inc., a truckload carrier providing nationwide, predominately temperature-controlled transportation services for major shippers, and Central Freight Lines, Inc., a regional less-than-truckload carrier. Mr. Moyes is also the largest stockholder of Simon Transportation and Central Freight Lines. Although the Company believes it has an experienced and talented management group, the loss of the services of Mr. Moyes, Mr. Riley, Mr. Sartor, Mr. Farley, Mr. Jensen, Mr. Starnes, Mr. Welch or Mr. Barrrow could have a material adverse effect on the Company's operations and future profitability. The Company does not have employment agreements with nor does it maintain key man life insurance on Messrs. Riley, Sartor, Farley, or Jensen. The Company does not have an employment agreement with but does maintain key man life insurance on Mr. Moyes. The Company has employment agreements with Messrs. Starnes, Welch and Barrow, which were entered into in connection with the merger with M.S. Carriers, but does not maintain key man life insurance on any of them. The employment agreement with Mr. Starnes expires June 29, 2004, and the employment agreement with Messrs. Welch and Barrow expires on June 29, 2006.

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

USED EQUIPMENT MARKET. Swift relies on the sale of used equipment to offset the cost of purchasing new equipment. In the past two years, used tractor values have deteriorated significantly. Should this trend continue, it could have a material adverse effect on Swift's business and operating results.

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

DEPENDENCE ON KEY CUSTOMERS. A significant portion of the Company's revenue is generated from key customers. During 2001, the Company's top 25, 10 and 5 customers accounted for 48%, 33% and 23% of revenues, respectively. The Company does not have long-term contractual relationships with many of its key customers, and there can be no assurance that the Company's relationships with its key customers will continue as presently in effect. A reduction in or termination of the Company's services by a key customer could have a material adverse effect on the Company's business and operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has interest rate exposure arising from the Company's line of credit, revolving notes, equipment loan, approximately $80 million of capital lease obligations and accounts receivable securitization, all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps. The fair value of the Company's long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company's interest expense by $2.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements of the Company as of December 31, 2001 and 2000 for each of the years in the three-year period ended December 31, 2001, together with related notes and the reports of KPMG LLP and Ernst and Young LLP, independent certified public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in
Item 14 of this Form 10-K.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Swift Transportation Co., Inc.:

We have audited the accompanying consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

The consolidated financial statements of Swift Transportation Co., Inc. as of December 31, 2000 and for the years ended December 31, 2000 and 1999, have been restated to reflect the pooling-of-interests transaction with MS Carriers, Inc. as described in Note 2 to the consolidated financial statements. We did not audit the 2000 and 1999 consolidated financial statements of MS Carriers, Inc., which statements reflect total assets constituting 39 percent as of December 31, 2000 and total revenues constituting 36 percent and 37 percent, in 2000 and 1999, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MS Carriers, Inc. as of December 31, 2000 and for the years ended December 31, 2000 and 1999, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, effective January 1, 2001.


                                (signed) KPMG LLP
March 21, 2002

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            DECEMBER 31,
                                                      -----------------------
                           ASSETS                        2001         2000
                                                      ----------   ----------
Current assets:
   Cash ...........................................   $   14,151   $   19,638
   Accounts receivable, net .......................      248,725      274,817
   Equipment sales receivables ....................        2,107        5,799
   Inventories and supplies .......................       11,682       10,148
   Prepaid taxes, licenses and insurance ..........       26,881       34,600
   Assets held for sale ...........................                     3,169
   Note receivable ................................                     3,200
   Deferred income taxes ..........................       13,932        6,913
                                                      ----------   ----------
         Total current assets .....................      317,478      358,284
                                                      ----------   ----------
Property and equipment, at cost:
   Revenue and service equipment ..................    1,401,646    1,306,998
   Land ...........................................       42,852       36,058
   Facilities and improvements ....................      197,681      171,536
   Furniture and office equipment .................       66,319       56,938
                                                      ----------   ----------
         Total property and equipment .............    1,708,498    1,571,530
Less accumulated depreciation and amortization ....      501,853      392,748
                                                      ----------   ----------
         Net property and equipment ...............    1,206,645    1,178,782
                                                      ----------   ----------
Investment in Transplace ..........................        7,517       10,522
Other assets ......................................       15,556       15,539
Goodwill ..........................................        8,900       10,336
                                                      ----------   ----------
                                                      $1,556,096   $1,573,463
                                                      ==========   ==========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           DECEMBER 31,
                                                                     -----------------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY                   2001         2000
                                                                     ----------   ----------
Current liabilities:
   Accounts payable .............................................    $   57,229   $   61,057
   Accrued liabilities ..........................................        58,925       49,439
   Current portion of claims accruals ...........................        48,416       35,417
   Current portion of long-term debt ............................         3,546       15,191
   Current portion of obligations under capital leases ..........        57,661       50,754
   Securitization of accounts receivable ........................       116,000      117,000
                                                                     ----------   ----------
         Total current liabilities ..............................       341,777      328,858
                                                                     ----------   ----------
Borrowings under revolving line of credit .......................       117,000      154,000
Long-term debt, less current portion ............................        16,340       67,479
Obligations under capital leases ................................        90,146      155,577
Claims accruals, less current portion ...........................        55,975       42,570
Deferred income taxes ...........................................       195,605      170,100
Fair value of interest rate swaps ...............................         4,050


Stockholders' equity:
Preferred stock, par value $.001 per share
   authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share
   authorized 150,000,000 shares; issued 89,049,519 and
   85,375,733 shares in 2001 and 2000, respectively .............            89           85
Additional paid-in capital ......................................       249,410      198,904
Retained earnings ...............................................       523,892      496,671
                                                                     ----------   ----------
                                                                        773,391      695,660
Less:
Treasury stock, at cost (3,157,850 shares) ......................        37,935       37,935
Other equity items ..............................................           253        2,846
                                                                     ----------   ----------
         Total stockholders' equity .............................       735,203      654,879
                                                                     ----------   ----------

Commitments and contingencies ...................................
                                                                     $1,556,096   $1,573,463
                                                                     ==========   ==========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            YEARS ENDED DECEMBER 31,
                                                    -----------------------------------------
                                                        2001           2000           1999
                                                    -----------    -----------    -----------
Operating revenue ..............................    $ 2,112,221    $ 1,973,839    $ 1,688,954
                                                    -----------    -----------    -----------
Operating expenses:
   Salaries, wages and employee benefits .......        782,222        674,936        565,914
   Operating supplies and expenses .............        185,698        161,204        136,747
   Fuel ........................................        274,752        265,055        174,158
   Purchased transportation ....................        365,596        398,807        359,413
   Rental expense ..............................         99,387         71,044         47,664
   Insurance and claims ........................         93,654         53,853         49,473
   Depreciation and amortization ...............        144,312        134,395        119,119
   Communications and utilities ................         28,221         25,400         21,993
   Operating taxes and licenses ................         50,755         46,809         41,239
                                                    -----------    -----------    -----------
         Total operating expenses ..............      2,024,597      1,831,503      1,515,720
                                                    -----------    -----------    -----------
         Operating income ......................         87,624        142,336        173,234
                                                    -----------    -----------    -----------
Other (income) expenses:
   Interest expense ............................         33,393         34,117         22,166
   Interest income .............................         (1,200)          (742)          (338)
   Other .......................................         10,062         (1,053)        (3,617)
                                                    -----------    -----------    -----------
         Other (income) expenses, net ..........         42,255         32,322         18,211
                                                    -----------    -----------    -----------
         Earnings before income taxes ..........         45,369        110,014        155,023
   Income taxes ................................         18,148         41,071         57,605
                                                    -----------    -----------    -----------
         Net earnings ..........................    $    27,221    $    68,943    $    97,418
                                                    ===========    ===========    ===========

Basic earnings per share .......................    $       .32    $       .83    $      1.15
                                                    ===========    ===========    ===========

Diluted earnings per share .....................    $       .32    $       .82    $      1.12
                                                    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK          ADDITIONAL                                           TOTAL
                                          ----------------------      PAID-IN      RETAINED    TREASURY      OTHER    STOCKHOLDERS'
                                            SHARES     PAR VALUE      CAPITAL      EARNINGS      STOCK       EQUITY      EQUITY
                                          -----------  ---------     ---------    ---------    ---------    --------    ---------
Balances, January 1, 1999                  85,886,447    $ 86        $ 188,747    $ 350,384    $ (13,016)   $ (2,004)   $ 524,197
Issuance of common stock under
  stock option and employee stock
  purchase plans                              844,441       1            5,531                                              5,532
Income tax benefit arising from the
  exercise of stock options                                              3,311                                              3,311
Amortization of deferred compensation                                      305                                                305
Payment of stock split fractional share                                     (9)                                                (9)
Foreign currency translation                                                                                     (84)         (84)
Purchase of 539,475 shares of
  treasury stock                                                                                  (8,171)                  (8,171)
Net earnings                                                                         97,418                                97,418
                                          -----------    ----        ---------    ---------    ---------    --------    ---------
Balances, December 31, 1999                86,730,888      87          197,885      447,802      (21,187)     (2,088)     622,499
Issuance of common stock under
  stock option and employee stock
  purchase plans                              804,015                    6,478                                              6,478
Income tax benefit arising from the
  exercise of stock options                                                900                                                900
Amortization of deferred compensation                                      478                                                478
Repurchase and cancellation of
  treasury stock                           (2,159,170)     (2)          (6,837)     (20,074)                              (26,913)
Notes receivable from officers                                                                                  (852)        (852)
Foreign currency translation                                                                                      94           94
Purchase of 1,295,300 shares of
  treasury stock                                                                                 (16,748)                 (16,748)
Net earnings                                                                         68,943                                68,943
                                          -----------    ----        ---------    ---------    ---------    --------    ---------
Balances, December 31, 2000                85,375,733      85          198,904      496,671      (37,935)     (2,846)     654,879
Issuance of common stock under
  stock option and employee stock
  purchase plans                            2,353,786       3           27,230                                             27,233
Issuance of common stock upon
  public offering                           1,320,000       1           20,063                                             20,064
Income tax benefit arising from the
  exercise of stock options                                              2,491                                              2,491
Amortization of deferred compensation                                      722                                                722
Notes receivable from officers                                                                                   852          852
Foreign currency translation                                                                                   1,741        1,741
Net earnings                                                                         27,221                                27,221
                                          -----------    ----        ---------    ---------    ---------    --------    ---------
Balances, December 31, 2001                89,049,519    $ 89        $ 249,410    $ 523,892    $ (37,935)   $   (253)   $ 735,203
                                          ===========    ====        =========    =========    =========    ========    =========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                   2001          2000          1999
                                                                                ----------    ----------    ----------
Cash flows from operating activities:
   Net earnings ............................................................    $   27,221    $   68,943    $   97,418
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Depreciation and amortization .........................................       143,257       135,252       115,476
     Deferred income taxes .................................................        16,066        25,112        45,870
     Income tax benefit arising from the exercise of
          stock options ....................................................         2,491           900         3,311
     Provision for losses on accounts receivable ...........................         4,734         2,332         1,200
     Amortization of deferred compensation .................................           722           478           305
     Fair market value of interest rate swaps ..............................         4,050
     EASO impairment adjustment ............................................        10,447
     Increase (decrease) in cash resulting from changes in:
       Accounts receivable .................................................        20,670       (39,198)      (55,487)
       Inventories and supplies ............................................        (1,534)       (1,556)       (2,544)
       Prepaid expenses and other current assets ...........................         7,719       (10,181)       (1,782)
       Other assets ........................................................        (4,102)       (2,371)       (6,455)
       Accounts payable, accrued liabilities and claims accruals ...........        31,196        (7,682)       26,544
                                                                                ----------    ----------    ----------
           Net cash provided by operating activities .......................       262,937       172,029       223,856
                                                                                ----------    ----------    ----------
Cash flows from investing activities:
   Proceeds from sale of property and equipment ............................        59,254       172,880       110,700
   Capital expenditures ....................................................      (224,259)     (355,995)     (331,518)
   Equity investment .......................................................                     (21,007)
   Loans to investment entities ............................................                      (4,384)
   Repayment of notes receivables ..........................................         4,052
   Other ...................................................................                      (1,500)
   Payments received on equipment sales receivables ........................         5,799         5,955         5,262
                                                                                ----------    ----------    ----------
           Net cash used in investing activities ...........................      (155,154)     (204,051)     (215,556)
                                                                                ----------    ----------    ----------
Cash flows from financing activities:
   Borrowings under long-term debt .........................................                                     3,499
   Repayments of long-term debt ............................................      (122,567)      (43,788)      (31,603)
   Borrowings under line of credit .........................................       178,000
   Repayments of  borrowings under line of credit ..........................      (215,000)        6,299        24,671
   Payment of stock split fractional shares ................................                                        (9)
   Change in borrowings under accounts receivable securitization ...........        (1,000)      117,000
   Proceeds from public offering ...........................................        20,064
   Proceeds from sale of common stock ......................................        27,233         5,610         5,529
   Purchase of treasury stock ..............................................                     (43,672)       (8,171)
                                                                                ----------    ----------    ----------
           Net cash provided (used) by financing activities ................      (113,270)       41,449        (6,084)
                                                                                ----------    ----------    ----------
Net (decrease) increase in cash ............................................        (5,487)        9,427         2,216
Cash at beginning of year ..................................................        19,638        10,211         7,995
                                                                                ----------    ----------    ----------
Cash at end of year ........................................................    $   14,151    $   19,638    $   10,211
                                                                                ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                      YEARS ENDED DECEMBER 31,
                                                    ---------------------------
                                                      2001      2000      1999
                                                    -------   -------   -------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest ....................................   $29,809   $32,227   $22,083
                                                    =======   =======   =======
    Income taxes ................................   $ 3,016   $ 9,796   $31,936
                                                    =======   =======   =======
Supplemental schedule of noncash investing
  and financing activities:
    Equipment sales receivables .................   $ 2,107   $ 5,788   $ 5,966
                                                    =======   =======   =======
    Direct financing for purchase of equipment ..   $ 5,605   $ 5,063   $   973
                                                    =======   =======   =======
    Notes receivable from officers ..............             $   852
                                                              =======
    Note receivable from property sale ..........   $ 1,715
                                                    =======

See accompanying notes to consolidated financial statements.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Swift Transportation Co., Inc., a Nevada holding company, together with its wholly-owned subsidiaries ("Company"), is a national truckload carrier operating throughout the continental United States. The Company operates a national terminal network and a fleet of approximately 16,000 tractors from its headquarters in Phoenix, Arizona.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Gains and losses from the sale of revenue equipment are included as a component of depreciation expense. Net gains in 2001, 2000 and 1999 were $1.6 million, $8.8 million and $4.9 million, respectively.

Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of 10 to 40 years for facilities and improvements, 3 to 12 years for revenue and service equipment and 3 to 5 years for furniture and office equipment.

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

GOODWILL

Goodwill represents the excess of purchase price over fair value of net assets acquired. Such goodwill is being amortized on the straight-line method over periods ranging from 5 to 20 years. Accumulated amortization was $8,093,000 and $6,657,000 at December 31, 2001 and 2000, respectively. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill and other long lived assets may warrant revision or that the remaining balance may not be recoverable. When factors indicate that the asset should be evaluated for possible impairment, the Company uses an estimate of the undiscounted net cash flows over the remaining life of the asset in determining whether the asset is impaired.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

REVENUE RECOGNITION

Operating revenues and related direct costs are recognized as of the date the freight is picked up for shipment. M.S. Carriers (see Pooling of Interests note) recognized revenue on the date freight was delivered. Beginning January 1, 2002, M.S. Carriers was operationally combined with the Company and will recognize revenue on the date freight is picked up for shipment.

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

ACCOUNTING STANDARDS NOT YET ADOPTED BY THE COMPANY

The Financial Accounting Standards Board has issued Statements of Financial Accounting Standard ("SFAS") for which the required implementation date has not yet become effective. Those standards that may materially impact the Company are discussed below.

In July 2001, SFAS No. 142 "Goodwill and Other Intangible Assets" was issued. This standard will be effective in the first quarter of 2002. This standard eliminates amortization of goodwill and replaces it with a test for impairment. The Company has $8.9 million of goodwill that is not expected to be impaired under the standard. The Company amortized $1.4 million, $1.4 million and $1.2 million of goodwill for the years ended December 31, 2001, 2000 and 1999. Amortization will cease beginning January 1, 2002.

In October  2001,  SFAS No. 144  "Accounting  for the  Impairment or Disposal of
Long-Lived Assets" was issued. This standard will be effective in the first quarter of 2002. This standard applies to all long-lived assets, including discontinued operations. It requires that all long-lived assets be measured at the lower of carrying amount or fair value less cost to sell. See Assets Held for Sale note.

(2)  POOLING OF INTERESTS

These consolidated financial statements include the accounts of M.S. Carriers, Inc. ("M.S. Carriers"), also a publicly- held truckload carrier, which merged with a subsidiary of the Company on June 29, 2001 (the "Merger"). In exchange for 19,464,322 shares of the Company's common stock, M.S. Carriers became a wholly owned subsidiary of the Company. The Merger was accounted for as a pooling of interests. Accordingly, the historical financial statements presented herein have been restated to include the financial position, results of operations, and cash flows of M.S. Carriers.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

The results of operations for the six months ended June 30, 2001 (period prior to merger) included in the consolidated financial statements are as follows:

                                            (IN THOUSANDS)
     Operating revenue:
        Swift ............................   $   677,437
        MS Carriers ......................       367,712
                                             -----------
                                             $ 1,045,149
                                             ===========
     Net earnings (loss):
        Swift ............................   $    13,463
        MS Carriers ......................        (2,073)
                                             -----------
                                             $    11,390
                                             ===========

See the Industry Segment footnote for a reconciliation of the Company's operating revenue and earnings to those previously reported.

(3)  ACCOUNTS RECEIVABLE

Accounts receivable consists of:

                                                    DECEMBER 31,
                                                ---------------------
                                                  2001         2000
                                                --------     --------
                                                   (IN THOUSANDS)

     Trade customers .......................    $239,191     $257,605
     Equipment manufacturers ...............       2,707        3,166
     Income tax receivable .................      11,162       10,730
     Other .................................       6,325       16,480
                                                --------     --------
                                                 259,385      287,981
     Less allowance for doubtful accounts ..      10,660       13,164
                                                --------     --------
                                                $248,725     $274,817
                                                ========     ========

The schedule of allowance for doubtful accounts is as follows:

                               BEGINNING                                ENDING
                                BALANCE    ADDITIONS    DEDUCTIONS      BALANCE
                                -------    ---------    ----------      -------
                                               (IN THOUSANDS)
Years ended December 31:
2001 ......................    $ 13,164     $  8,483     $(10,987)     $ 10,660
                               ========     ========     ========      ========

2000 ......................    $  9,740     $ 15,148     $(11,724)     $ 13,164
                               ========     ========     ========      ========

1999 ......................    $  6,463     $  9,456     $ (6,179)     $  9,740
                               ========     ========     ========      ========

(4)  ASSETS HELD FOR SALE

Assets held for sale consist of land, land improvements, building and equipment related to the Company's former corporate headquarters and terminal located in Phoenix, Arizona and is stated at the lower of depreciated cost or fair value

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES less costs to sell. In February 2000, the Company sold a portion of the assets held for sale which relate to the Company's former corporate headquarters. There was no gain or loss on the sale of these assets. In December 2000, the Company recorded an adjustment to reduce the carrying value of these assets by $450,000 to reflect the effect of a pending sale of the remaining assets. In January 2001, the Company sold the remainder of the assets held for sale. The Company received $1,000,000 and a non interest-bearing note for $1,900,000. Under the terms of the note, a $1,000,000 payment is due February 2002 and the balance is due February 2003.

As a result of the merger with M.S. Carriers, the Company anticipates it will dispose of certain duplicate facilities during 2002 and later. The Company does not expect any material loss on these dispositions.

(5)  EQUITY INVESTMENT AND NOTE RECEIVABLE -TRANSPLACE

In April 2000, the Company and five other large transportation companies ("Members") entered into an (1) Operating Agreement and (2) Initial Subscription Agreement of Transplace.com, LLC ("Transplace.com"), an Internet-based global transportation logistics company. These agreements finalized the terms of the agreement in principle, signed in March 2000, to form Transplace.com.

The Company has contributed its Transportation Logistics Business along with associated intangible assets and Transplace.com commenced operations on July 1, 2000. The Company also has contributed $10,000,000 to Transplace.com. The Company's interest in Transplace.com, which is accounted for using the equity method, is approximately 29%. The Company recorded an equity (loss) earnings of ($3.0) and $0.5 million in other expense during the years ending December 31, 2001and 2000, respectively for Transplace.

The Company's equity in net assets of Transplace exceeds its cost basis by approximately $30 million at December 31, 2001. As Transplace records amortization or impairment of goodwill and intangibles, the Company will accrete an equal amount of basis difference to offset such amortization or impairment.

In addition, as of December 31, 2000, the Company had a note receivable from Transplace.com in the amount of $3,200,000 with interest at 8% and maturity on September 29, 2001. This note was paid in full in February 2001.

(6)  EQUITY INVESTMENT - TRANSPORTES EASO

In 2001, the Company recorded a $10.5 million adjustment to other expense in the statement of earnings, of which $8.5 million relates to the impairment of its 50% equity investment held by M.S. Carriers in Transportes EASO, the largest intra-Mexico truckload carrier, and $2 million is associated with the write off of a cash advance made to EASO in the third quarter of 2001. The Company's investment in Transportes EASO is zero as of December 31, 2001. See the Commitments footnote for guarantees of Transportes EASO debt and leases by the Company.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(7)  ACCRUED LIABILITIES

Accrued liabilities consists of:

                                                     DECEMBER 31,
                                                ---------------------
                                                  2001         2000
                                                --------     --------
                                                    (IN THOUSANDS)

     Employee compensation .................    $ 36,508     $ 24,009
     Fuel and mileage taxes ................       2,473        2,098
     Other .................................      19,944       23,332
                                                --------     --------
                                                $ 58,925     $ 49,439
                                                ========     ========

(8)  ACCOUNTS RECEIVABLE SECURITIZATION

In December 1999, the Company (through a wholly-owned bankruptcy-remote special purpose subsidiary) entered into an agreement to sell, on a revolving basis, interests in its accounts receivable to an unrelated financial entity. The bankruptcy-remote subsidiary has the right to repurchase the receivables from the unrelated entity. Therefore, the transaction does not meet the criteria for sale treatment under the accounting standards and is reflected as a secured borrowing in the financial statements.

Under the amended agreement, the Company can receive up to a maximum of $175 million of proceeds, subject to eligible receivables and will pay a program fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates on the proceeds received. The proceeds received will be reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of December 31, 2001 there were $116 million of proceeds received.

(9)  BORROWINGS UNDER REVOLVING LINES OF CREDIT

The Company has a $170 million unsecured revolving line of credit (the line of credit) under an agreement with six major banks (the Credit Agreement) which matures on January 16, 2003. Interest on outstanding borrowings is based upon one of two options which the Company selects at the time of borrowing: the bank's prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins, as defined in the Credit Agreement. The unused portion of the line of credit is subject to a commitment fee. As of December 31, 2001 and 2000, there was $117 and $154 million outstanding under the line of credit.

The Credit Agreement requires the Company to meet certain covenants with respect to debt to equity and debt coverage ratios. The Credit Agreement also requires the Company to maintain unencumbered assets of not less than 120% of unsecured indebtedness (as defined).

The Credit Agreement includes financing for letters of credit. The Company has outstanding letters of credit primarily for workers' compensation and liability self-insurance purposes totaling $33.5 million at December 31, 2001.

Also, the Company has a separate line of credit with a financial institution for letters of credit only. As of December 31, 2001 there were $12.4 million outstanding.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

(10) LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                             DECEMBER 31,
                                                                                       -----------------------
                                                                                         2001           2000
                                                                                       --------       --------
                                                                                            (IN THOUSANDS)
Notes payable to financial institution at Libor plus applicable margin ............    $              $ 63,545
Note payable to financial institution bearing interest at Libor plus
  1% payable quarterly with one principal payment due in 2004 secured
  by equipment ....................................................................       3,499          3,499
Notes payable to commercial lending institutions with varying payments through the year 2005:
    Fixed interest rates ranging from 3.8% to 4.8% ................................       1,387            626
Note payable to insurance company bearing interest at 6.78% payable monthly with principal payments of $3,000,000 due in 2002 through 2006 secured by deed of trust on Phoenix facilities. Covenant requirements include minimum debt to equity and debt  coverage ratios and tangible net worth. The
  covenants include limitations on dividends and treasury stock purchases .........      15,000         15,000
                                                                                       --------       --------
      Total long-term debt ........................................................      19,886         82,670
Less current portion ..............................................................       3,546         15,191
                                                                                       --------       --------
Long-term debt, less current portion ..............................................    $ 16,340       $ 67,479
                                                                                       ========       ========

The aggregate annual maturities of long-term debt as of December 31, 2001 are as follows:

     YEARS ENDING
     DECEMBER 31,                                  (IN THOUSANDS)
     ------------                                  --------------
     2002.......................................     $  3,546
     2003.......................................        3,485
     2004.......................................        6,854
     2005.......................................        3,001
     2006.......................................        3,000
                                                     --------
                                                     $ 19,886
                                                     ========

For the years ended December 31, 2001, 2000 and 1999, the Company capitalized interest related to self-constructed assets totaling $784,000, $1,210,000 and $1,140,000, respectively.

(11) CAPITAL LEASES

The Company leases certain revenue equipment under capital leases. The Company's capital leases contain guarantees of residual values. Certain leases contain renewal or fixed price purchase options. The leases are collateralized by revenue equipment with a cost of $225.6 million and $255.9 million and accumulated amortization of $70.0 million and $53.7 million at December 31, 2001 and 2000, respectively. The amortization of the equipment under capital leases is included in depreciation expense.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

                                                     DECEMBER 31,
                                                         2001
                                                       --------
                                                    (IN THOUSANDS)

     2002 ......................................       $ 65,603
     2003 ......................................         56,730
     2004 ......................................         21,087
     2005 ......................................         17,552
     2006 ......................................          1,158
                                                       --------
     Total minimum lease payments ..............        162,130
     Less: Amount representing interest ........         14,323
                                                       --------
     Present value of minimum lease payments ...        147,807
     Less current portion ......................         57,661
                                                       --------
     Capital lease obligations, long-term ......       $ 90,146
                                                       ========

(12) DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," and its
amendments, Statement 137 and 138, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value.

The Company is a party to swap agreements that are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Since these instruments did not qualify for hedge accounting, the changes in the fair value of the interest rate swap agreements will be recognized in net earnings until maturities up to March 2009.

For the year ended December 31, 2001, the Company recognized a loss for the change in fair market value of the interest rate swap agreements of $4,050,000. The changes in fair market value of the interest rate swap agreements are recorded as interest expense.

(13) COMMITMENTS

OPERATING LEASES

The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 2001, the future minimum lease payments under noncancelable operating leases are as follows:

      YEARS ENDING                         REVENUE
      DECEMBER 31,                        EQUIPMENT    FACILITIES      TOTAL
      ------------                        ---------    ----------    --------
                                                     (IN THOUSANDS)

      2002 ............................    $ 70,920     $  2,000     $ 72,920
      2003 ............................      41,113        1,469       42,582
      2004 ............................      14,748        1,103       15,851
      2005 ............................       3,895          536        4,431
      2006 ............................
      Thereafter ......................
                                           --------     --------     --------
      Total minimum lease payments ....    $130,676     $  5,108     $135,784
                                           ========     ========     ========

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

The revenue equipment leases generally include purchase options exercisable at the completion of the lease. The Company recorded gains of approximately $338,000, $1.1 million, and $3.6 million from the sale of leased tractors in 2001, 2000, and 1999, respectively.

PURCHASE COMMITMENTS

The Company had commitments outstanding to acquire revenue equipment for approximately $416 million at December 31, 2001. These purchases are expected to be financed by operating leases, debt, proceeds from sales of existing equipment and cash flows from operations. The Company has the option to cancel such commitments with 60 days notice.

GUARANTEES

The Company has guaranteed approximately $5.5 of debt of Trans-Mex, Inc. S. A. de C. V., a truckload carrier within the Republic of Mexico of which the Company owns 49%. In addition, the Company has guaranteed approximately $8.6 and $6.7 million of bank debt and leases, respectively, of Transportes EASO.

(14) EARNINGS PER SHARE

The computation of basic and diluted earnings per share is as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                                   ------------------------------
                                                                     2001       2000       1999
                                                                   --------   --------   --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings ...................................................   $ 27,221   $ 68,943   $ 97,418
                                                                   ========   ========   ========
Weighted average shares:
Common shares outstanding for basic earnings per share .........     83,781     82,627     84,974
Equivalent shares issuable upon exercise of stock options ......      1,937      1,051      2,102
                                                                   --------   --------   --------
Diluted shares .................................................     85,718     83,678     87,076
                                                                   ========   ========   ========

Basic earnings per share .......................................   $    .32   $    .83   $   1.15
                                                                   ========   ========   ========

Diluted earnings per share .....................................   $    .32   $    .82   $   1.12
                                                                   ========   ========   ========

(15) PUBLIC STOCK OFFERING

The Company completed a public offering of 1,200,000 shares of its common stock on June 27, 2001. This offering generated proceeds of $18.2 million, net of expenses. An option by the underwriters to purchase an additional 120,000 shares was exercised on July 2, 2001 and generated additional proceeds of $1.8 million.

(16) STOCKHOLDERS' EQUITY

On April 10, 1999 the Company completed a three-for-two stock split effected in the form of a dividend of one share of common stock for every two shares of common stock outstanding.

The Company purchased 3,454,470 shares of its common stock during 2000 for a total cost of $43.7 million. Some of these shares (1,295,300 shares) are being held as treasury stock and may be used for issuances under the Company's employee stock option and purchase plans or for other general corporate purposes. The remainder (2,159,170 shares) were cancelled.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

STOCK COMPENSATION PLANS

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan. The compensation cost that has been charged against income for its Fixed Stock Option Plans was $722,000, $478,000 and $305,000 for 2001, 2000 and 1999, respectively.

Had compensation cost for the Company's four stock-based compensation plans been determined consistent with FASB Statement No. 123 ("SFAS No. 123"), the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   2001       2000       1999
                                                 --------   --------   --------
Net earnings (in thousands)....  As Reported     $ 27,221   $ 68,943   $ 97,418
                                                 ========   ========   ========
                                 Pro forma       $ 24,271   $ 66,239   $ 95,333
                                                 ========   ========   ========
Basic earnings per share.......  As Reported     $    .32   $    .83   $   1.15
                                                 ========   ========   ========
                                 Pro forma       $    .29   $    .80   $   1.12
                                                 ========   ========   ========
Diluted earnings per share.....  As Reported     $    .32   $    .82   $   1.12
                                                 ========   ========   ========
                                 Pro forma       $    .28   $    .79   $   1.09
                                                 ========   ========   ========

Pro forma net earnings reflect only options granted in 1995 through 2001. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

STOCK OPTION PLANS

The Company has a number of stock options under various plans. Options granted by M.S. Carriers have generally been granted with an exercise price equal to the market price on the grant date and expire on the tenth anniversary of the grant date. The options granted to M.S. Carriers employees vested on June 29, 2001. Options granted by Swift to employees have been granted with an exercise price equal to 85 percent of the market price on the grant date and expire on the tenth anniversary of the grant date. Options granted by Swift to employees generally vest 20 percent per year beginning on the fifth anniversary of the grant date. Options granted to Swift non-employee directors have been granted with an exercise price equal to 85 percent of the market price on the grant date, vest on the grant date and expire on the sixth anniversary of the grant date.

As of December 31, 2001, the Company is authorized to grant an additional 2.0 million shares.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used for grants in 1999 through 2001:

                                                    2001    2000    1999
                                                    ----    ----    ----
     Dividend yield...............................    0%      0%      0%
     Expected volatility..........................   45%     45%     45%
     Risk free interest rate......................    5%    6.5%    6.5%
     Expected lives (days after vesting date).....  110      73      62

A summary of the status of the Company's fixed stock option plans as of December 31, 2001, 2000 and 1999, and changes during the years then ended on those dates is presented below:

                                                      2001                        2000                        1999
                                            ------------------------    ------------------------    ------------------------
                                                           WEIGHTED-                   WEIGHTED-                   WEIGHTED-
                                                            AVERAGE                     AVERAGE                     AVERAGE
                                                           EXERCISE                    EXERCISE                    EXERCISE
                                               SHARES        PRICE         SHARES        PRICE         SHARES        PRICE
                                            -----------    ---------    -----------    ---------    -----------    ---------
Outstanding at beginning of year.........     7,962,604     $10.59        6,822,650     $10.37        7,125,005     $ 9.18
Granted..................................       587,450     $16.83        2,306,000     $11.18        1,384,050     $16.60
Exercised................................    (2,031,817)    $10.88         (414,049)    $ 4.45         (603,227)    $ 2.77
Forfeited................................      (375,998)    $13.16         (751,997)    $13.69       (1,083,178)    $14.80
                                            -----------                 -----------                 -----------
Outstanding at end of year...............     6,142,239     $10.94        7,962,604     $10.59        6,822,650     $10.37
                                            ===========                 ===========                 ===========
Options exercisable at year-end..........     1,740,948                   1,359,168                   1,238,338
Weighted-average fair value of
  options granted during the year........         $8.07                       $6.56                      $5.94
                                                  =====                       =====                      =====

The following table summarizes information about fixed stock options outstanding at December 31, 2001:

                                           OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                  -------------------------------------     ------------------------
                                                 WEIGHTED-
                                                  AVERAGE     WEIGHTED-                    WEIGHTED-
                                                 REMAINING     AVERAGE                      AVERAGE
                                     NUMBER     CONTRACTUAL   EXERCISE         NUMBER      EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING      LIFE         PRICE        EXERCISABLE     PRICE
------------------------          -----------   -----------   ---------      -----------   ---------
$3.15 to $10.01.................   1,656,225        3.95       $ 7.57           497,202     $ 6.02
$10.02 to $10.81................     974,871        6.07       $10.19           228,641     $10.59
$11.10..........................   1,915,100        8.40       $11.10             6,000     $11.10
$11.17 to $18.42 ...............   1,424,343        6.51       $14.12           838,256     $13.42
$18.79 to $20.15................     171,700        7.26       $19.45           170,850     $19.45
                                  ----------                                 ----------
                                   6,142,239        6.36       $10.94         1,740,949     $11.52
                                  ==========                                 ==========

EMPLOYEE STOCK PURCHASE PLAN

Under the 1994 Employee Stock Purchase Plan, the Company is authorized to issue up to 4.5 million shares of common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Each employee is restricted to purchasing during each period a maximum of $12,500 of stock determined by using the beginning-of-period price. Under the Plan, the Company issued 322,329, 389,966 and 235,971 shares to 2,475, 2,243 and 1,856 employees in 2001, 2000 and 1999, respectively. Compensation cost is calculated as the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                                        2001     2000     1999
                                        ----     ----     ----
Dividend yield...................         0%       0%       0%
Expected volatility..............        45%      45%      45%
Risk free interest rate..........         5%       6%       6%

The weighted-average fair value of those purchase rights granted in 2001, 2000 and 1999 was $5.24, $4.19 and $5.61, respectively.

(17) INCOME TAXES

Income tax expense consists of:

                                    2001       2000       1999
                                  --------   --------   --------
                                         (IN THOUSANDS)
Current expense:
  Federal..................       $  1,095   $ 21,174   $ 12,515
  State....................            186      2,441      2,070
                                  --------   --------   --------
                                     1,281     23,615     14,585
                                  --------   --------   --------
Deferred expense:
  Federal..................         14,779     15,302     38,064
  State....................          2,088      2,154      4,956
                                  --------   --------   --------
                                    16,867     17,456     43,020
                                  --------   --------   --------
                                  $ 18,148   $ 41,071   $ 57,605
                                  ========   ========   ========

The Company's effective tax rate was 40.0%, 37.3% and 37.2% in 2001, 2000 and 1999, respectively. The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes) as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                                 --------------------------------
                                                                   2001        2000        1999
                                                                 --------    --------    --------
                                                                         (IN THOUSANDS)
Computed "expected" tax expense ..............................   $ 15,879    $ 38,505    $ 54,258
Increase (decrease) in income taxes resulting from:
  State income taxes, net of federal
    income tax benefit .......................................      1,250       2,953       4,532
  Enterprise tax credit ......................................                   (443)       (765)
  Nondeductible portion of EASO investment adjustment ........      1,951
  Other, net .................................................       (932)         56        (420)
                                                                 --------    --------    --------
                                                                 $ 18,148    $ 41,071    $ 57,605
                                                                 ========    ========    ========

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              DECEMBER 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
                                                             (IN THOUSANDS)
Deferred tax assets:
  Claims accruals ...................................    $  35,319    $  23,592
  Accounts receivable due to allowance for
    doubtful accounts ...............................        2,183        1,223
  Nondeductible accruals ............................        2,084        2,823
  Other .............................................        4,185        3,228
                                                         ---------    ---------
      Total deferred tax assets .....................       43,771       30,866
                                                         ---------    ---------
Deferred tax liabilities:
  Property and equipment, principally due to
    differences in depreciation .....................     (204,591)    (180,233)
  Prepaid taxes, licenses and permits deducted
    for tax purposes ................................       (8,734)     (10,357)
  Other .............................................      (12,119)      (3,463)
                                                         ---------    ---------
      Total deferred tax liabilities ................     (225,444)    (194,053)
                                                         ---------    ---------
      Net deferred tax liability ....................    $(181,673)   $(163,187)
                                                         =========    =========

These amounts are presented in the accompanying consolidated balance sheets as follows:

                                                              DECEMBER 31,
                                                         ----------------------
                                                            2001         2000
                                                         ---------    ---------
                                                             (IN THOUSANDS)

      Current deferred tax asset.....................    $  13,932    $   6,913
      Noncurrent deferred tax liability..............     (195,605)    (170,100)
                                                         ---------    ---------
      Net deferred tax liability.....................    $(181,673)   $(163,187)
                                                         =========    =========

(18) CLAIMS ACCRUALS

The Company's insurance program for liability, physical damage and cargo damage involves self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate.

Claims accruals represent accruals for the uninsured portion of pending claims at December 31, 2001 and 2000. The current portion reflects the amounts of claims expected to be paid in the following year. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company's past claims experience. Claims accruals also include accrued medical expenses under the Company's group medical insurance program.

(19) FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CASH

The carrying amount is assumed to be the fair value because of the liquidity of these instruments.

ACCOUNTS RECEIVABLES AND PAYABLES

Fair value is considered to be equal to the carrying value of the accounts receivable, accounts payable and accrued liabilities, as they are generally short-term in nature and the related amounts approximate fair value or are receivable or payable on demand.

LONG-TERM DEBT, CAPITAL LEASES, BORROWINGS UNDER LINE OF CREDIT AND ACCOUNTS RECEIVABLE SECURITIZATION

The fair value of all of these instruments is assumed to approximate their respective carrying values given the duration of the notes, their interest rates and underlying collateral.

LIMITATIONS

Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 2001, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

(20) EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) profit sharing plan for all employees who are 19 years of age or older and have completed one year of service. The Plan provides for a mandatory matching contribution equal to the amount of the employee's salary reduction, but not to exceed 1% of the employee's compensation. Also, the plan provides for a discretionary contribution not to exceed 4% of the employee's compensation, limited to the amount permitted under the Internal Revenue Code as deductible expenses. The Company may also make voluntary profit sharing contributions. Employees' rights to employer contributions vest after five years from their date of employment. The Company's contribution totaled approximately $6.5 million, $5.7 million and $9.8 million for 2001, 2000 and 1999, respectively.

(21) RELATED PARTY TRANSACTIONS

A company owned by the Company's principal stockholder leases tractors to some of the Company's owner operators. In connection with this program in 2001, 2000 and 1999, the Company acquired new tractors and sold them to this entity for $27.6 million, $25.2 million and $37.2 million, respectively, and recognized fee income of $1.0 million, $1.4 million and $2.2 million, respectively. During 2001, 2000, and 1999, the Company also sold used revenue equipment to this entity totaling $20,000, $160,000 and $167,000 respectively, and recognized a loss of $12,000 and $1,000 in 2000 and 2001 and a gain of $17,000 in 1999. At
December 31, 2001 and 2000, nothing was owed to the Company for this equipment.

A Company owned by the principal stockholder provides aircraft services to the Company. Such services totaled $860,000, $718,000 and $621,000 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, $60,000 and $50,000, respectively, was owed to this entity for such services.

The Company's principal stockholder acquired a significant ownership interest in a less than truckload carrier during 1997. The Company provides transportation and other services to this carrier and other entities owned by the principal stockholder and recognized $11.2 million, $9.7 million and $10.6 million in operating revenue in 2001, 2000 and 1999, respectively. At December 31, 2001 and

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

2000, $986,000 and $809,000, respectively, was owed to the Company for these services. In addition, the Company paid $492,000, $547,000 and $423,000 to the carrier for facilities rental in 2001, 2000 and 1999, respectively.

The Company's principal stockholder owns an entity with a fleet of tractors which operates as a fleet operator for the Company. During 2001, 2000 and 1999, the Company paid $26.8 million, $33.6 million and $13.2 million to this fleet operator for purchased transportation services. At December 31, 2001 and 2000, $376,000 and $483,000, respectively, was owed for these purchased transportation services. Also, the Company was paid $3.6 million, $1.9 million and $301,000 by this fleet operator and paid $104,000, $130,000 and $43,000 to this fleet operator for various services including training in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, $741,000 and $265,000 was owed to the Company and zero was owed by the Company for these services.

The Company purchased $466,000 and $2.4 million of refrigeration units in 2001 and 2000, respectively, from an entity owned by one of the Company's officers.

One director is the Chief Executive Officer of an entity which provides financial services to the Company. Such services totaled $381,000, $505,000 and $319,000 for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, nothing was owed to this entity for such services.

The Company provides transportation services to Transplace and recognized $61.4 million and $33.4 million in operating revenue in 2001 and 2000, respectively. At December 31, 2001 and 2000, $6.8 million and $16.5 million, respectively, was owed to the Company for these services.

The Company provides transportation, repair and other services to Simon Transportation Services, Inc. which is majority owned by the Company's principal stockholder, and recognized $944,000 and $30,000 in operating revenue in 2001 and 2000, respectively. At December 31, 2001 and 2000, $102,000 and $6,000,
respectively, was owed to the Company for these services.

During 2001, 2000 and 1999, Swift incurred fees for legal services to Scudder Law Firm in the amount of approximately $337,000, $209,000 and $60,000. Mr. Earl Scudder, a director of Swift, is a member of Scudder Law Firm.

In 2001 the M.S. Carriers agreed to sell its interest in an aircraft to the M.S. Carriers President who is also a current member of the Board of Directors. The sale price was $3,240,000 and the Company recognized a loss of $430,000.

All of the above related party arrangements were approved by the independent members of the Company's Board of Directors.

(22) CONTINGENCIES

The Company is involved in certain claims and pending litigation arising in the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the Company.

(23) INDUSTRY SEGMENT INFORMATION

The Company operates  predominantly in one industry,  road transportation,  as a
truckload   motor  carrier   subject  to   regulation   by  the   Department  of
Transportation and various state regulatory authorities.

The Company's two reportable segments are Swift Transportation and M.S. Carriers. Beginning January 1, 2002, these segments were operationally combined and will not be separate reportable segments in the future.

                 SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

                                      YEAR ENDED DECEMBER 31,
                                          (IN THOUSANDS)

                                2001           2000          1999
                            -----------    -----------   -----------
Operating revenue:
  Swift                     $ 1,403,897    $ 1,258,671   $ 1,061,234
  MS Carriers                   708,324        715,168       627,720
                            -----------    -----------   -----------
                            $ 2,112,221    $ 1,973,839   $ 1,688,954
                            ===========    ===========   ===========
Net earning (loss):
  Swift                     $    42,645    $    52,601   $    66,831
  MS Carriers                   (15,424)        16,342        30,587
                            -----------    -----------   -----------
                            $    27,221    $    68,943   $    97,418
                            ===========    ===========   ===========

(24) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                     FIRST       SECOND      THIRD       FOURTH
                                    QUARTER     QUARTER     QUARTER     QUARTER
                                   ---------   ---------   ---------   ---------
                                         (IN THOUSANDS, EXCEPT SHARE DATA)

YEAR ENDED DECEMBER 31, 2001
Operating revenue ..............   $ 509,594   $ 535,555   $ 536,379   $ 530,693
Operating income ...............      13,677      24,123      25,203      24,621
Net earnings ...................         259      11,131       2,787      13,044
Basic earnings per share .......         .00         .13         .03         .15
Diluted earnings per share .....         .00         .13         .03         .15

YEAR ENDED DECEMBER 31, 2000
Operating revenue ..............   $ 458,591   $ 500,288   $ 501,295   $ 513,665
Operating income ...............      29,978      44,833      39,564      27,961
Net earnings ...................      15,269      22,738      19,403      11,533
Basic earnings per share .......         .18         .28         .24         .14
Diluted earnings per share .....         .18         .27         .23         .14

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has never filed a Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure, or otherwise.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to continuing directors and nominees of the Company is set forth under the captions "Information Concerning Directors, Nominees and Officers," "Meetings of the Board of Directors and its Committees," and "Director Compensation" in the Registrant's Notice and Proxy Statement relating to its 2002 Annual Meeting of Stockholders ("the 2002 Notice and Proxy Statement") incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Registrant's 2002 Notice and Proxy Statement is not being filed as a part hereof.

ITEM 11. EXECUTIVE COMPENSATION

Information with respect to executive compensation is set forth under the captions "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Meetings and Compensation" and "Employment Agreements" in the 2002 Notice and Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth under the captions "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" contained in the 2002 Notice and Proxy Statement are not incorporated by reference herein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to security ownership of certain beneficial owners and management is included under the caption "Security Ownership of Principal Stockholders and Management" in the 2002 Notice and Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and transactions of management is set forth under the caption "Certain Transactions and Relationships" and "Compensation Committee Interlocks and Insider Participation" in the 2002 Notice and Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Schedules.

          (i)  Financial Statements

                                                                     PAGE OR
                                                                METHOD OF FILING
                                                                ----------------

               (1)  Report of KPMG LLP                               Page 22


               (2)  Consolidated Financial Statements and            Page 23-43
                    Notes to Consolidated Financial
                    Statements of the Company, including
                    Consolidated Balance Sheets as of
                    December 31, 2001 and 2000 and related
                    Consolidated Statements of Earnings,
                    Stockholders' Equity and Cash Flows for
                    each of the years in the three-year
                    period ended December 31, 2001

          (ii) Financial Statement Schedules

               Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

     (b)  Reports on Form 8-K

          None.

     (c)  Exhibits.

EXHIBIT                                                                         PAGE OR
NUMBER             DESCRIPTION                                              METHOD OF FILING
------             -----------                                              ----------------
2.1          Merger Agreement, dated as of December                 Incorporated by reference to Exhibit
             11, 2000, among Swift Transportation Co.,              2.1 of the Registrant's Current Report
             Inc., a Nevada corporation, Sun Merger, Inc.,          on Form 8-K dated December 11, 2000
             a Tennessee corporation and wholly-owned               (the "12/11/2000 8-K")
             subsidiary of Swift Transportation Co., Inc.,
             and M.S. Carriers, Inc., a Tennessee corporation

3.1          Amended and Restated                                   Incorporated by reference to Exhibit
             Articles of Incorporation of                           4.1 of the Registrant's Registration
             the Registrant                                         Statement on Form S-8 (Registration
                                                                    No. 333-85940)

EXHIBIT                                                                         PAGE OR
NUMBER             DESCRIPTION                                              METHOD OF FILING
------             -----------                                              ----------------
3.2          Bylaws of the Registrant                               Incorporated by reference to Exhibit
                                                                    3.2 of the Registrant's Registration
                                                                    Statement on Form S-3
                                                                    (Registration No. 33-66034)

4.1          Specimen of Common Stock                               Incorporated by reference to Exhibit
             Certificate                                            4 of the Company's Annual Report on
                                                                    Form 10-K for the year ended
                                                                    December 31, 1992 (the "1992 Form
                                                                    10-K")

4.1          Voting Agreement, dated as of                          Incorporated by reference to Exhibit
             December 11, 2000, between                             4.1 of the 12/11/2000 8-K
             M. S. Carriers, Inc., a Tennessee
             corporation, the Jerry and Vickie
             Moyes Family Trust dated 12/11/87
             and Jerry Moyes

4.2          Voting Agreement, dated as of                          Incorporated by reference to Exhibit
             December 11, 2000, among Swift                         4.2 of the 12/11/2000 8-K
             Transportation Co., Inc., a Nevada
             corporation, Sun Merger, Inc., a
             Tennessee corporation and wholly-owned
             subsidiary of Swift Transportation Co.,
             Inc., and Michael S. Starnes

10.1         Stock Option Plan, as                                  Incorporated by Reference to Exhibit
             amended through November 18,                           10.7 of the Company's Annual Report
             1994*                                                  on Form 10-K for the year ended
                                                                    December 31, 1994 (the "1994 Form
                                                                    10- K")

10.2         Non-Employee Directors Stock                           Incorporated by reference to Exhibit
             Option Plan, as amended                                10.8 of the 1994 Form 10-K
             through November 18, 1994*

10.3         Employee Stock Purchase                                Incorporated by reference to Exhibit
             Plan, as amended through                               10.9 of the 1994 Form 10-K
             November 18, 1994*

10.4         Swift Transportation Co.,                              Incorporated by reference to Exhibit
             Inc. Retirement (401(k))                                10.14 of the Company's Form S-1
             Plan dated January 1, 1992*                            Registration Statement No. #33-52454

10.5         Note agreement dated                                   Incorporated by reference to Exhibit
             February 26, 1996 by and                               10.12 of the Company's Annual Report
             between Swift Transportation                           on Company Form 10-K for the year
             Co., Inc. and Great-West                               ended December 31,1995 (the "1995
             Life & Annuity Insurance                               Form 10-K")
             Company

EXHIBIT                                                                         PAGE OR
NUMBER             DESCRIPTION                                              METHOD OF FILING
------             -----------                                              ----------------
10.6         Note agreement dated January                           Incorporated by reference to Exhibit
             16, 1997 by and between                                10.11 of the Company's Annual Report
             Swift Transportation Co.,                              on Form 10-K for the year ended
             Inc. and Wells Fargo Bank,                             December 31,1996 (the "1996 Form
             N.A., ABN Amro Bank N.V.,                              10-K")
             The Chase Manhattan Bank and
             The First National Bank of
             Chicago.

10.7         Asset Purchase Agreement                               Incorporated by reference to Exhibit
             Dated as of February 20,                               1 of the Company's Current Report on
            1997 Among Swift                                        Form 8-K dated April 8, 1997 (the
             Transportation Co., Inc. and                           "4/8/97 8-K")
             Direct Transit, Inc. and
             Charles G. Peterson

10.8         First Modification Agreement                           Incorporated by Reference to Exhibit
             to Note Agreement dated                                 10.13 of the Company's Quarterly
             January 16, 1997 by and                                Report on Form 10-Q for the quarter
             between Swift Transportation                           ended September 30, 1998 (the "1998
             Co., Inc. and Wells Fargo                              Third Quarter Form 10-Q")
             Bank, N.A., ABN Amro
             Bank N.V., The Chase
             Manhattan Bank and The First
             National Bank of Chicago

10.9         Second Modification                                    Incorporated by reference to Exhibit
             Agreement to Note Agreement                            10.14 of the 1998 Third Quarter Form
             dated January 17, 1997 by                              10-Q
             and between Swift
             Transportation Co., Inc. and
             Wells Fargo Bank, N.V., ABN
             Amro Bank N.V., The First
             National Bank of Chicago,
             Norwest Bank Arizona, N.A.,
             Keybank National Association
             and Union Bank of
             California, N.A.

10.10        1999 Stock Option Plan, as amended*                    Incorporated by reference to Exhibit 4.3 of the
                                                                    Registrant's Registration Statement on Form S-8
                                                                    (Registration No. 333-53566)

10.11        Non-Employee Directors Stock Option Plan               Incorporated by reference to Notice and
             (Amended and Restated as of June 7, 2000)*             Proxy Statement For Annual Meeting of
                                                                    Stockholders to be held on June 7, 2000
                                                                    ("the 2000 Proxy Statement")

EXHIBIT                                                                         PAGE OR
NUMBER             DESCRIPTION                                              METHOD OF FILING
------             -----------                                              ----------------
10.12        Receivables Sales Agreement Dated As Of                Incorporated by reference to Exhibit 10.16 of the
             December 30, 1999 Among Swift Receivables              Company's Annual Report on Form 10-K for the
             Corporation, Swift Transportation Corporation,         year ended December 31, 1999 (the "1999 Form
             ABN AMRO Bank N.V., and Amsterdam                      10-K")
             Funding Corporation

10.13        Purchase and Sale Agreement Dated December 30,         Incorporated by reference to Exhibit 10.17 of the
             1999 between Swift Transportation Corporation and      1999 Form 10-K
             Swift Receivables Corporation


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

10.15        Operating Agreement of Transplace.com, LLC             Incorporated by reference to Exhibit 10.19 of
                                                                    the 2000 First Quarter Form 10-Q

10.16        Initial Subscription Agreement of                      Incorporated by reference to Exhibit 10.20 of the
             Transplace.com, LLC                                    2000 First Quarter Form 10-Q

10.17        Second Amendment Dated December 27, 2001               Filed herewith
             to Receivables Sale Agreement Dated As Of
             December 30, 1999 Among Swift Receivables
             Corporation, Swift Transportation Corporation,
             ABN AMRO Bank N.V., and Amsterdam
             Funding Corporation

21           Subsidiaries of Registrant                             Filed herewith

23.1         Consent of KPMG LLP                                    Filed herewith

23.2         Consent of Ernst & Young LLP                           Filed herewith

24           Powers of Attorney                                     Filed herewith

99           Report of Ernst & Young LLP                            Filed herewith

* Indicates a compensation plan

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 2002.

                                   SWIFT TRANSPORTATION CO., INC.,
                                   a Nevada corporation

                                   By /s/ Jerry C. Moyes
                                      --------------------------------------
                                      Jerry C. Moyes
                                      Chairman of the Board, President and
                                      Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

        SIGNATURE                           TITLE                      DATE
        ---------                           -----                      ----

/s/ Jerry C. Moyes             Chairman of the Board, President   March 29, 2002
----------------------------   and Chief Executive Officer
Jerry C. Moyes                 (Principal Executive Officer)

/s/ William F. Riley III       Senior Executive Vice President,   March 29, 2002
----------------------------   Secretary, Chief Financial
William F. Riley III           Officer and Director

/s/ Rodney K. Sartor*          Director                           March 29, 2002
----------------------------
Rodney K. Sartor

/s/ Lou A. Edwards*            Director                           March 29, 2002
----------------------------
Lou A. Edwards

/s/ Alphonse E. Frei*          Director                           March 29, 2002
----------------------------
Alphonse E. Frei

/s/ Edward A. Labry III*       Director                           March 29, 2002
----------------------------
Edward A. Labry, III

/s/ Earl H. Scudder, Jr.*      Director                           March 29, 2002
----------------------------
Earl H. Scudder, Jr.

/s/ Michael S. Starnes*        Director                           March 29, 2002
----------------------------
Michael S. Starnes

/s/ Stephen J. Lyding          Chief Accounting Officer           March 29, 2002
----------------------------
Stephen J. Lyding


*By: /s/ William F. Riley III
     ----------------------------
     Attorney-in-Fact