Form 10-Q
period 2002-03-31
SWIFT TRANSPORTATION CO INC
filed 2002-05-15
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (May 13, 2002)

                Common stock, $.001 par value: 86,398,336 shares

                                     PART I

                              FINANCIAL INFORMATION

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 2002
        (unaudited) and December 31, 2001                                    3-4

        Condensed Consolidated Statements of Earnings (unaudited) for
        the Three Month Periods Ended March 31, 2002 and 2001                  5

        Condensed Consolidated Statements of Cash Flows (unaudited) for
        the Three Month Periods Ended March 31, 2002 and 2001                6-7

        Notes to Condensed Consolidated Financial Statements                 8-9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          10-13

Item 3. Quantitative and Qualitative Disclosures about Market Risk            13

                                     PART II

                                OTHER INFORMATION

Items 1, 2, 3, 4 and 5. Not applicable

Item 6. Exhibits and Reports on Form 8-K                                      14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         MARCH 31,  DECEMBER 31,
                                                           2002         2001
                                                        ----------   ----------
                                                        (UNAUDITED)

                                     ASSETS
Current assets:
  Cash                                                  $    5,261   $   14,151
  Accounts receivable, net                                 276,735      248,725
  Equipment sales receivable                                14,552        2,107
  Inventories and supplies                                  12,364       11,682
  Prepaid taxes, licenses and insurance                     31,494       26,881
  Deferred income taxes                                     13,932       13,932
                                                        ----------   ----------
    Total current assets                                   354,338      317,478
                                                        ----------   ----------
Property and equipment, at cost:
  Revenue and service equipment                          1,388,682    1,401,646
  Land                                                      42,808       42,852
  Facilities and improvements                              207,197      197,681
  Furniture and office equipment                            66,958       66,319
                                                        ----------   ----------
    Total property and equipment                         1,705,645    1,708,498
  Less accumulated depreciation and amortization           506,557      501,853
                                                        ----------   ----------
    Net property and equipment                           1,199,088    1,206,645
                                                        ----------   ----------

Investment in Transplace                                     6,324        7,517
Notes receivable from Trans-Mex                              5,695        3,475
Other assets                                                15,654       12,081
Goodwill                                                     8,900        8,900
                                                        ----------   ----------

                                                        $1,589,999   $1,556,096
                                                        ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                                                                       CONTINUED

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                         MARCH 31,  DECEMBER 31,
                                                           2002         2001
                                                        ----------   ----------
                                                        (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $   54,343   $   57,229
  Accrued liabilities                                       68,947       58,925
  Current portion of claims accruals                        45,370       48,416
  Current portion of long-term debt                          3,468        3,546
  Current portion of obligations under capital leases       69,837       57,661
  Borrowings under line of credit                          136,500
  Securitization of accounts receivable                    118,000      116,000
                                                        ----------   ----------
    Total current liabilities                              496,465      341,777
                                                        ----------   ----------

Borrowings under line of credit                                         117,000
Long-term debt, less current portion                         9,730       16,340
Obligations under capital leases                            65,616       90,146
Claims accruals, less current portion                       63,775       55,975
Deferred income taxes                                      201,520      195,605
Fair value of interest rate swaps                            2,693        4,050

Stockholders' equity:
  Preferred stock, par value $.001 per share
   Authorized 1,000,000 shares; none issued
  Common stock, par value $.001 per share
   Authorized 150,000,000 shares; 89,539,567 and
   89,049,519 shares issued at March 31, 2002 and
   December 31, 2001, respectively                              89           89
  Additional paid-in capital                               254,744      249,410
  Retained earnings                                        533,302      523,892
                                                        ----------   ----------
                                                           788,135      773,391
Less:
  Treasury stock, at cost (3,157,850 shares)                37,935       37,935
  Other equity items                                                        253
                                                        ----------   ----------
    Total stockholders' equity                             750,200      735,203
                                                        ----------   ----------

Commitments and contingencies
                                                        $1,589,999   $1,556,096
                                                        ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                      2002               2001
                                                   ---------          ---------
Operating revenue                                  $ 475,780          $ 509,594
Operating expenses:
  Salaries, wages and employee benefits              180,905            192,724
  Operating supplies and expenses                     41,652             44,384
  Fuel                                                54,316             71,030
  Purchased transportation                            83,738             91,782
  Rental expense                                      22,194             23,862
  Insurance and claims                                19,380             17,193
  Depreciation and amortization                       36,717             35,006
  Communication and utilities                          7,171              6,890
  Operating taxes and licenses                        11,955             13,046
                                                   ---------          ---------
    Total operating expenses                         458,028            495,917
                                                   ---------          ---------

Operating income                                      17,752             13,677

Other (income) expenses:
  Interest expense                                     2,307             12,996
  Interest income                                       (287)              (290)
  Other                                                  407                509
                                                   ---------          ---------
    Other (income) expenses, net                       2,427             13,215
                                                   ---------          ---------

Earnings before income taxes                          15,325                462
Income taxes                                           5,915                203
                                                   ---------          ---------

Net earnings                                       $   9,410          $     259
                                                   =========          =========

Basic earnings per share                           $     .11          $     .00
                                                   =========          =========

Diluted earnings per share                         $     .11          $     .00
                                                   =========          =========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
                                                                          2002                2001
                                                                        --------            --------
Cash flows from operating activities:
  Net earnings                                                          $  9,410            $    259
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Depreciation and amortization                                         36,646              35,159
    Deferred income taxes                                                  5,915                 851
    Provision for losses on accounts receivable                            2,629                 300
    Amortization of deferred compensation                                    209                 141
    Fair market value of interest rate swaps                              (1,357)              3,040
    Increase (decrease) in cash resulting from changes in:
      Accounts receivable                                                (30,019)             (5,165)
      Inventories and supplies                                              (682)                (21)
      Prepaid expenses                                                    (4,613)                160
      Other assets                                                         7,891               3,665
      Accounts payable, accrued liabilities and claims accruals            9,605               5,458
                                                                        --------            --------

        Net cash provided by operating activities                         35,634              43,847
                                                                        --------            --------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                            22,074              12,778
  Capital expenditures                                                   (65,683)            (40,392)
  Repayment of note receivable                                             1,000               3,200
  Notes receivable                                                       (11,604)
  Payments received on equipment sale receivables                          2,107               5,799
                                                                        --------            --------

        Net cash used in investing activities                            (52,106)            (18,615)
                                                                        --------            --------

See accompanying notes to condensed consolidated financial statements.

                                                                       CONTINUED

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                           ----------------------------
                                                                             2002                2001
                                                                           --------            --------
Cash flows from financing activities:
  Repayments of long-term debt                                              (19,043)             (9,463)
  Borrowings under line of credit                                            75,500
  Repayments of borrowings under line of credit                             (56,000)            (18,545)
  Change in borrowings under accounts receivable securitization               2,000             (12,000)
  Proceeds from issuance of common stock under stock option
   and stock purchase plans                                                   5,125               1,473
                                                                           --------            --------

    Net cash provided by (used in) financing activities                       7,582             (38,535)
                                                                           --------            --------

Net decrease in cash                                                         (8,890)            (13,303)
Cash at beginning of period                                                  14,151              19,638
                                                                           --------            --------
Cash at end of period                                                      $  5,261            $  6,335
                                                                           ========            ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                               $  3,919            $  5,358
    Income taxes                                                                               $  3,099

Supplemental schedule of noncash investing and financing activities:
  Equipment sales receivables                                              $ 14,552            $  2,749
  Note receivable from property sale                                                           $  1,715
  Direct financing for purchase of equipment                                                   $  2,421

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

     The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2. Contingencies

     The Company is involved in certain claims and pending litigation arising from the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition of the Company.

Note 3. Receivable - Trans-Mex

     The Company has advanced $5.7 million to Trans-mex, Inc. S.A. de C. V., a Mexican corporation of which the Company owns 49%. These loans, which are secured by equipment, bear interest at prime plus 2% with monthly payments of interest plus amortization of the principal over five years.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4. Earnings Per Share

     The computation of basic and diluted earnings per share is as follows:

                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                   2002                 2001
                                                                  -------              -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
     Net earnings                                                 $ 9,410              $   259
                                                                  =======              =======

     Weighted average shares:
     Common shares outstanding for basic earnings per share        86,108               82,335
     Equivalent shares issuable upon exercise of stock options      1,860                2,217
                                                                  -------              -------
     Diluted shares                                                87,968               84,552
                                                                  =======              =======

     Basic earnings per share                                     $   .11              $   .00
                                                                  =======              =======

     Diluted earnings per share                                   $   .11              $   .00
                                                                  =======              =======

Note 5. Accounting Standards Adopted by the Company

     The Company adopted Statement of Financial Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. This standard eliminates amortization of goodwill and replaces it with a test for impairment. The Company has $8.9 million of goodwill. The Company amortized $359,000 of goodwill for the three months ended March 31, 2001.

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

POOLING OF INTERESTS

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

OVERVIEW

     See Note 5 to the financial statements for discussion of accounting standards adopted by the Company.

     Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. The Company expanded its fleet with an increase of 95 tractors to 15,486 tractors as of March 31, 2002 up from 15,391 tractors as of March 31, 2001. The owner operator portion of the Company's fleet decreased to 3,204 as of March 31, 2002 from 3,463 as of March 31, 2001.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Operating revenue decreased $33.8 million or 6.6% to $475.8 million for the three months ended March 31, 2002 from $509.6 million for the corresponding period of 2001. The first quarter of 2002 includes $2.7 million of fuel surcharge revenue versus $18.5 million in 2001. Excluding this fuel surcharge revenue, the decrease in revenues would have been 3.7%. The decrease in operating revenue, net of the impact of surcharge revenue, primarily resulted from the reduced number of trucks operated by the Company during the first quarter of 2002 as compared to the same period in 2001. The Company began the first quarter of 2002 with approximately 650 trucks without drivers. The number of unmanned trucks has since been reduced to approximately 300. In addition, the Company operated during the first quarter of 2002 with more than 300 fewer owner operators than the first quarter of 2001.

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first quarter of 2002 was 96.3% compared to 97.3% in the comparable period of 2001. The Company's operating ratio for the three months ended March 31, 2002 decreased as a result of decreases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 14.95% and 15.72% and average loaded linehaul revenue per mile (excluding fuel surcharge) was $1.4171 and $1.4178 in the first quarter of 2002 and 2001, respectively.

     Salaries, wages and employee benefits represented 38.0% of operating revenue for the three months ended March 31, 2002 compared with 37.8% in 2001. Although the majority of our salaries, wages and employee benefits are variable, the fixed portion will cause an increase in this percentage when operating revenue decreases.

     From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were needed in order to attract and retain drivers, the Company's results of operations would be negatively affected to the extent that corresponding freight rate increases were not obtained.

     Fuel as a percentage of operating revenue was 11.4% for the first quarter of 2002 versus 13.9% in 2001. The decrease is primarily due to actual fuel cost per gallon decreasing by approximately 28 cents per gallon (21%) in the first quarter of 2002 versus the first quarter of 2001.

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

     Purchased transportation as a percentage of operating revenue was 17.6% for the three months ended March 31, 2002 compared to 18.0% in 2001. The decrease is primarily due to a reduction in the owner operator portion of the fleet.

     Rental expense as a percentage of operating revenue was 4.7% for the first quarter of 2002 and 2001. At March 31, 2002 and 2001, leased tractors represented 44% and 48%, respectively, of the fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rent expense. The Company recorded gains of $403,000 in the first quarter of 2002 and $19,000 during the first quarter of 2001 from the sale of leased tractors.

     Depreciation and amortization expense as a percentage of operating revenue was 7.7% in the first quarter of 2002 versus 6.9% in the first quarter of 2001. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended March 31, 2002, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $1.4 million compared to approximately $1.1 million in the first quarter of 2001. Exclusive of gains, which reduced this expense, depreciation and amortization expense, as a percentage of operating revenue was 8.0% and 7.1% in the first quarter of 2002 and 2001, respectively. This increase is primarily due to a greater percentage of the Company tractors in 2002 being owned versus leased.

     Insurance and claims expense represented 4.1% and 3.4% of operating revenue in the first quarter of 2002 and 2001, respectively. Included in the first quarter of 2002 are $4.0 million of increased insurance premiums over the same quarter of the prior year, approximately .8% of operating revenue. The Company expects this percentage will range between 4% and 5% this year.

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

     Interest expense decreased to $2.3 million in 2002 from $13.0 million in 2001. This decrease was due to lower interest rates, a shift in borrowings from more costly M.S. Carriers debt to less costly Swift debt, and decreased borrowings under long term debt and capital lease obligations. In addition, the first quarter of 2002 includes the benefit of a $1.3 million reduction in market value of interest rate derivative agreements of M.S. Carriers while the first quarter of 2001 includes a $3.0 million expense for the increase in the market value of the interest rate derivative agreements.

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

     Net cash provided by operating activities was $35.6 million in the first three months of 2002 compared to $43.8 million in 2001. The decrease is primarily attributable to a larger increase in accounts receivable offset by an increase in net earnings, an increase in deferred taxes, a positive change in the fair market value of the interest rate swaps, and an increase in accounts payable, accrued liabilities and claims accruals.

     Net cash used in investing activities increased to $52.1 million in the first three months of 2002 from $18.6 million in 2001. The increase is primarily due to increased capital expenditures and an increase in notes receivable offset by increased proceeds from the sale of property and equipment.

     As of March 31, 2002, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $390 million. The Company has the option to cancel such commitments upon 60 days notice. The
Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

     During the first three months of 2002, the Company incurred approximately $10.5 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

     The Company anticipates that it will expend approximately $46 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

     Net cash provided by financing activities amounted to $7.6 million in the first three months of 2002 compared to $38.5 million used in financing activities in 2001. This increase is primarily due to increased borrowings under the line of credit and increased proceeds under the accounts receivable securitization, offset by increased repayments of long-term debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has interest rate exposure arising from the Company's line of credit, approximately $79 million of capital lease obligations and accounts receivable securitization, all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps. The fair value of the Company's long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company's interest expense by $2.6 million.

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

         Exhibit 3.2 -     Bylaws of the Registrant  (Incorporated  by reference
                           to  Exhibit  3.2  of  the  Registrant's  Registration
                           Statement No. 33-66034 on Form S-3)

         Exhibit 10.18 -   Swift Transportation Corporation Deferred
                           Compensation Plan

         Exhibit 99 -      Private Securities Litigation Reform Act of 1995 Safe
                           Harbor  Compliance   Statement  for   Forward-Looking
                           Statements

     (b) No Current Reports on Form 8-K were filed during the three months ended March 31, 2002.


                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        SWIFT TRANSPORTATION CO., INC.


Date: May 14, 2002                      /s/ William F. Riley III
                                        ----------------------------------------
                                        (Signature)

                                        William F. Riley III
                                        Senior Executive Vice President
                                        and Chief Financial Officer