Form 10-Q
period 2002-06-30
SWIFT TRANSPORTATION CO INC
filed 2002-08-14
CIK 863557

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 12, 2002)

                Common stock, $.001 par value: 85,670,874 shares

                                     PART I
                                                                           PAGE
                             FINANCIAL INFORMATION                        NUMBER
                                                                          ------
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of June 30, 2002
            (unaudited) and December 31, 2001                               3-4

            Condensed Consolidated Statements of Earnings (unaudited) for
            the Three and Six Month Periods Ended June 30, 2002 and 2001      5

            Condensed Consolidated Statements of Cash Flows (unaudited)
            for the Six Month Periods Ended June 30, 2002 and 2001          6-7

            Notes to Condensed Consolidated Financial Statements           8-10

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     11-16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk       17

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,    DECEMBER 31,
                                                          2002          2001
                                                       ----------    ----------
                                   Assets              (UNAUDITED)
Current assets:
  Cash                                                 $    2,122    $   14,151
  Accounts receivable, net                                289,882       248,725
  Equipment sales receivable                               22,947         2,107
  Inventories and supplies                                 11,451        11,682
  Prepaid taxes, licenses and insurance                    21,165        26,881
  Deferred income taxes                                    13,932        13,932
                                                       ----------    ----------
        Total current assets                              361,499       317,478
                                                       ----------    ----------

Property and equipment, at cost:
  Revenue and service equipment                         1,411,343     1,401,646
  Land                                                     42,758        42,852
  Facilities and improvements                             212,329       197,681
  Furniture and office equipment                           68,041        66,319
                                                       ----------    ----------
        Total property and equipment                    1,734,471     1,708,498
  Less accumulated depreciation and amortization          513,700       501,853
                                                       ----------    ----------
        Net property and equipment                      1,220,771     1,206,645
                                                       ----------    ----------

Investment in Transplace                                    5,769         7,517
Notes receivable from Trans-Mex                             6,082         3,475
Deferred legal fees                                        21,130
Other assets                                               16,214        12,081
Goodwill                                                    8,900         8,900
                                                       ----------    ----------

                                                       $1,640,365    $1,556,096
                                                       ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                                                                       CONTINUED

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                        JUNE 30,    DECEMBER 31,
                                                          2002          2001
                                                       ----------    ----------
           Liabilities and Stockholders' Equity        (UNAUDITED)

Current liabilities:
  Accounts payable                                      $   75,977   $   57,229
  Accrued liabilities                                       72,690       58,925
  Current portion of claims accruals                        51,568       48,416
  Current portion of long-term debt                          3,416        3,546
  Current portion of obligations under capital leases       69,220       57,661
  Borrowings under line of credit                          128,000
  Securitization of accounts receivable                    118,000      116,000
                                                        ----------   ----------
        Total current liabilities                          518,871      341,777
                                                        ----------   ----------

Borrowings under line of credit                                         117,000
Long-term debt, less current portion                         9,616       16,340
Obligations under capital leases                            55,729       90,146
Claims accruals, less current portion                       67,390       55,975
Deferred income taxes                                      211,433      195,605
Fair value of interest rate swaps                            5,422        4,050

Stockholders' equity:
  Preferred stock, par value $.001 per share
    Authorized 1,000,000 shares; none issued
  Common stock, par value $.001 per share
    Authorized 200,000,000 shares; 89,801,583
    and 89,049,519 shares issued at June 30,
    2002 and December 31, 2001, respectively                    90           89
  Additional paid-in capital                               258,765      249,410
  Retained earnings                                        550,984      523,892
                                                        ----------   ----------
                                                           809,839      773,391
Less:
  Treasury stock, at cost (3,157,850 shares)                37,935       37,935
  Other equity items                                                        253
                                                        ----------   ----------
        Total stockholders' equity                         771,904      735,203
                                                        ----------   ----------

Commitments and contingencies
                                                        $1,640,365   $1,556,096
                                                        ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                               ---------------------------    --------------------------
                                                   2002            2001           2002           2001
                                               -----------     -----------    -----------    -----------
Operating revenue                              $   528,595     $   535,555    $ 1,004,375    $ 1,045,149
Operating expenses:
  Salaries, wages and employee benefits            191,569         198,072        372,474        390,796
  Operating supplies and expenses                   50,047          43,282         91,699         87,666
  Fuel                                              62,993          73,168        117,309        144,198
  Purchased transportation                          89,337          92,539        173,075        184,321
  Rental expense                                    21,156          25,317         43,350         49,179
  Insurance and claims                              19,714          24,721         39,094         41,914
  Depreciation and amortization                     38,183          34,301         74,900         69,307
  Communication and utilities                        6,566           7,098         13,737         13,988
  Operating taxes and licenses                      13,264          12,934         25,219         25,980
                                               -----------     -----------    -----------    -----------
       Total operating expenses                    492,829         511,432        950,857      1,007,349
                                               -----------     -----------    -----------    -----------
Operating income                                    35,766          24,123         53,518         37,800

Other (income) expenses:
  Interest expense                                   6,770           6,091          9,077         19,087
  Interest income                                     (364)           (261)          (651)          (551)
  Other                                                563              76            970            585
                                               -----------     -----------    -----------    -----------
       Other (income) expenses, net                  6,969           5,906          9,396         19,121
                                               -----------     -----------    -----------    -----------

Earnings before income taxes                        28,797          18,217         44,122         18,679
Income taxes                                        11,115           7,086         17,030          7,289
                                               -----------     -----------    -----------    -----------

Net earnings                                   $    17,682     $    11,131    $    27,092    $    11,390
                                               ===========     ===========    ===========    ===========

Basic earnings per share                       $       .20     $       .13    $       .31    $       .14
                                               ===========     ===========    ===========    ===========

Diluted earnings per share                     $       .20     $       .13    $       .31    $       .14
                                               ===========     ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      ------------------------
                                                                        2002           2001
                                                                      ---------      ---------
Cash flows from operating activities:
  Net earnings                                                        $  27,092      $  11,390
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
    Depreciation and amortization                                        70,197         69,659
    Deferred income taxes                                                15,828            266
    Provision for losses on accounts receivable                           3,679            750
    Amortization of deferred compensation                                   475            289
    Fair market value of interest rate swaps                              1,372          1,282
    Impairment of property                                                2,500
    Increase (decrease) in cash resulting from changes in:
      Accounts receivable                                               (42,750)       (13,041)
      Inventories and supplies                                              231           (373)
      Prepaid expenses                                                    5,716          1,982
      Other assets                                                      (15,707)        (3,903)
      Accounts payable, accrued liabilities and claims accruals          45,269         27,224
                                                                      ---------      ---------

             Net cash provided by operating activities                  113,902         95,525
                                                                      ---------      ---------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                           51,300         24,083
  Capital expenditures                                                 (161,441)       (73,261)
  Repayment of note receivable                                            1,000          4,052
  Notes receivable                                                      (11,065)
  Payments received on equipment sale receivables                         2,107          5,799
                                                                      ---------      ---------

             Net cash used in investing activities                     (118,099)       (39,327)
                                                                      ---------      ---------

See accompanying notes to condensed consolidated financial statements.

                                                                       CONTINUED

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                             -------------------------
                                                                                2002            2001
                                                                             ---------       ---------
Cash flows from financing activities:
  Repayments of long-term debt                                                 (29,713)        (53,423)
  Borrowings under line of credit                                              127,500         (28,000)
  Repayment of borrowings under line of credit                                (116,500)
  Change in borrowings under accounts receivable
   securitization                                                                2,000          (1,000)
  Proceeds from public offering                                                                 18,240
  Proceeds from issuance of common stock under
   stock option and stock purchase plans                                         8,881           8,071
                                                                             ---------       ---------

              Net cash used in financing activities                             (7,832)        (56,112)
                                                                             ---------       ---------

Effect of exchange rate changes on cash                                                            216
                                                                             ---------       ---------

Net increase (decrease) in cash                                                (12,029)            302
Cash at beginning of period                                                     14,151          19,638
                                                                             ---------       ---------
Cash at end of period                                                        $   2,122       $  19,940
                                                                             =========       =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
      Interest                                                               $   6,256       $  13,288
      Income taxes                                                           $     232       $   3,446

Supplemental schedule of noncash investing and financing activities:
    Equipment sales receivables                                              $  22,908       $   7,922
    Note receivable from property sale                                                       $   1,715


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

Note 3.   Receivable - Trans-Mex

          The Company has advanced $6.1 million to Trans-Mex, Inc. S.A. de C. V., a Mexican corporation of which the Company owns 49%. These loans, which are secured by equipment, bear interest at prime plus 2% with monthly payments of interest plus amortization of the principal over five years.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4.   Earnings Per Share

          The computation of basic and diluted earnings per share is as follows:

                                                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                          JUNE 30,             JUNE 30,
                                                                      -----------------   -----------------
                                                                        2002      2001      2002      2001
                                                                      -------   -------   -------   -------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings ..................................................       $17,682   $11,131   $27,092   $11,390
                                                                      =======   =======   =======   =======
Weighted average shares:
Common shares outstanding for basic earnings per share ........        86,419    82,588    86,265    82,462
Equivalent shares issuable upon exercise of stock options......         1,472     1,776     1,650     1,887
                                                                      -------   -------   -------   -------
Diluted shares ................................................        87,891    84,364    87,915    84,349
                                                                      =======   =======   =======   =======

Basic earnings per share ......................................       $   .20   $   .13   $   .31   $   .14
                                                                      =======   =======   =======   =======

Diluted earnings per share ....................................       $   .20   $   .13   $   .31   $   .14
                                                                      =======   =======   =======   =======

Note 5.   Accounting Standards Adopted by the Company

          The Company adopted Statement of Financial Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. This standard eliminates amortization of goodwill and replaces it with a test for impairment. The Company has $8.9 million of goodwill. The Company amortized $359,000 and $718,000 of goodwill for the three and six months ended June 30, 2001, respectively. Basic earnings per share would have been $.14 per share for both of the three months and six months ended June 30, 2001 and diluted earnings per share would have been $.13 and $.14 per share for the three months and six months ended June 30, 2001 without goodwill amortization.

Note 6.   Settlement of Litigation

          In June 2002, the Company entered into a settlement agreement with an insurance company. Pursuant to this settlement, the insurance company agreed to provide certain insurance coverage, at no cost to the Company, through December 2004 in exchange for the Company releasing all claims that were the subject of the litigation. The Company will recognize this settlement amount as a reduction of insurance expense as the insurance coverage is provided during the period from July 1, 2002 through December 31, 2004. In addition, the Company has deferred the $21.1 million of legal expenses, which were earned pursuant to a contingent fee arrangement based upon the Company's estimated valuation of the insurance provided of between $65 million and $74 million. These legal expenses will be amortized on a straight-line

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          basis over the thirty-month period beginning July 1, 2002. In the event that the Company does not receive the future insurance coverage due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers, the Company will receive a reimbursement of its legal expenses on a declining basis ranging from $15.8 million through December 15, 2002 to $3.9 million through July 1, 2004.

Note 7.   Fixed Asset Impairment

          In June 2002, the Company recorded a $2.5 million expense for the estimated excess of carrying value over the fair value of an office building in Memphis, Tennessee, which formerly was the corporate office of M.S. Carriers. Although the Company is currently utilizing some of the building, a sale of this property is anticipated in the near term. This expense, which was included in depreciation expense, was based upon a fair value determined by the Company using sale and asking prices of comparable properties.

Note 8.   Subsequent Event - Stock Repurchase Program

          In July 2002, the Company announced that its Board of Directors authorized the Company to repurchase up to 3,000,000 shares of its common stock. The stock may be purchased on the open market or in privately negotiated transactions at any time until December 31, 2002, unless the period is extended by the Board. Any purchases would be at management's discretion based upon prevailing prices, liquidity and other factors.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, operating expenses (including insurance and claims expense), income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing.

     Statements in Exhibit 99.1 to this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K, including Notes to the Consolidated
Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could cause actual results or events to differ materially from those expressed in forward-looking statements. Additional factors that could contribute to or cause such differences are set forth in "Business" and "Market for the Registrant's Common Stock and Related Stockholder Matters" in the Company's Annual Report on Form 10-K.

OVERVIEW

     See Note 5 to the financial statements for discussion of accounting standards adopted by the Company.

     Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. The Company expanded its fleet with an increase of 605 tractors to 15,999 tractors as of June 30, 2002 up from 15,394 tractors as of June 30, 2001. The owner operator portion of the Company's fleet decreased to 3,336 as of June 30, 2002 from 3,386 as of June 30, 2001. The Company accelerated its new truck order and took delivery of 424 tractors at the end of June 2002.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     The Company is self-insured for some portion of its liability, property damage and cargo damage risk. This self-insurance results from the Company buying insurance coverage with deductible amounts. Each reporting period the Company accrues the cost of the uninsured portion of pending claims. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Management has discussed the development and selection of this accounting estimate with the audit committee of the Board of Directors and the audit committee has reviewed the company's disclosure relating to it in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

     Operating revenue decreased $7.0 million or 1.3% to $528.6 million for the three months ended June 30, 2002 from $535.6 million for the corresponding period of 2001. The second quarter of 2002 includes $8.1 million of fuel surcharge revenue versus $16.1 million in 2001. Excluding this fuel surcharge revenue, operating revenue increased $1.0 million.

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the second quarter of 2002 was 93.2% compared to 95.5% in the comparable period of 2001. The Company's operating ratio for the three months ended June 30, 2002 improved as a result of decreases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 14.22% and 15.10%, and average loaded linehaul revenue per mile (excluding fuel surcharge) was $1.4079 and $1.4150, in the second quarter of 2002 and 2001, respectively.

     Salaries, wages and employee benefits represented 36.2% of operating revenue for the three months ended June 30, 2002 compared with 37.0% in 2001. The decrease is due to a reduction in certain administrative positions, and an increase in the portion of Company drivers on the Swift pay scale versus the higher M.S. Carriers pay scale, offset by a reduction in the owner operator portion of the fleet.

     From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were needed in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Operating supplies and expenses increased to 9.5% of operating revenue in the second quarter of 2002 from 8.1% in the second quarter of 2001. This increase was primarily caused by increased maintenance costs related to the ongoing conversion of M.S. Carriers equipment to Swift standards and increased maintenance of tractors being prepared for sale resulting from a stricter enforcement of minimum maintenance condition.

     Fuel as a percentage of operating revenue was 11.9% for the second quarter of 2002 versus 13.7% in 2001. The decrease is primarily due to actual fuel cost per gallon decreasing by approximately 19 cents per gallon (13.7%) in the second quarter of 2002 versus the second quarter of 2001.

     Increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, would have an adverse effect on the operations and profitability of the Company. Management believes the most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. The Company currently does not use derivative-type hedging products as a means to limit exposure to fuel price volatility.

     Purchased transportation as a percentage of operating revenue was 16.9% for the three months ended June 30, 2002 compared to 17.3% in 2001. The decrease is primarily due to a reduction in the owner operator portion of the fleet.

     Rental expense as a percentage of operating revenue was 4.0% for the second quarter of 2002 versus 4.7% in 2001. At June 30, 2002 and 2001, leased tractors represented 46% and 55%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rental expense. The Company recorded gains of $566,000 in the second quarter of 2002 and $232,000 during the second quarter of 2001 from the sale of leased tractors.

     Depreciation and amortization expense as a percentage of operating revenue was 7.2% in the second quarter of 2002 versus 6.4% in 2001. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended June 30, 2002, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $2.1 million compared to approximately $1.1 million in the second quarter of 2001. Exclusive of gains, which reduced this expense, depreciation and amortization expense, as a percentage of operating revenue was 7.6% and 6.6% in the second quarter of 2002 and 2001, respectively. The increase in depreciation and amortization expense as a percentage of operating revenue is a result of an increase in the owned portion of the fleet as well as a $2.5 million adjustment to reduce the recorded value of the former corporate office building of M.S. Carriers to its estimated fair value. The Company has relocated the majority of employees from this building and expects to begin marketing this office building for sale in the near future.

     Insurance and claims expense represented 3.7% and 4.6% of operating revenue in the second quarter of 2002 and 2001, respectively. These expenses represent claims paid by the Company, reserves for claims within the Company's self insured retention limits and the cost of premiums for insurance coverage. Included in the second quarter of 2001 is an adjustment of approximately $7 million (1.3% of operating revenue) to the M.S. Carriers insurance and claims reserves. As described in Note 6 to the financial statements, the Company estimated the valuation of the insurance coverage provided as a result of the litigation settlement to be between $65 million and $74 million. This benefit will be reflected as a reduction of insurance and claims expense in the financial statements beginning July 1, 2002 through December 31, 2004. As a result, the insurance and claims expense will reflect no cost for certain insurance coverage which is being provided by the insurance company as part of this settlement. In connection with this settlement, the Company also will amortize $2.1 million of deferred legal fees into operating supplies and expenses in each of the next ten quarters ending December 31, 2004. As a result, the Company expects the insurance and claims percentage will range between 3.5% and 4% of operating revenue through December 31, 2002.

     The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. Beginning in 2003, the Company's self insured retention for liability coverage will increase from $250,000 to $1,000,000. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Interest expense increased to $6.8 million in 2002 from $6.1 million in 2001. Interest expense for the second quarter of 2002 includes a $2.7 million expense for the increase in the market value of the interest rate derivative agreements of M.S. Carriers, while interest expense for the second quarter of 2001 includes the benefit of a $1.1 million reduction in market value of such interest rate derivative agreements. Excluding the impact of the interest rate derivative agreements, interest expense would have decreased from $7.2 million to $4.1 million. The second quarter of 2002 benefited from lower interest rates, a shift in borrowings from more costly M.S. Carriers debt to less costly Swift debt, and decreased borrowings under long term debt and capital lease obligations.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

     Operating revenue decreased $40.8 million or 3.9% to $1.004 billion for the six months ended June 30, 2002 from $1.045 billion for the corresponding period of 2001. The six months ended June 30, 2002 includes $10.8 million of fuel surcharge revenue versus $34.6 million in 2001. Excluding this fuel surcharge revenue, the decrease in revenues would have been 1.7%.

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first six months of 2002 was 94.7% compared to 96.4% in the comparable period of 2001. The Company's operating ratio for the six months ended June 30, 2002 improved as a result of decreases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 14.57% and 15.40%, and average loaded linehaul revenue per mile (excluding fuel surcharge) was $1.4123 and $1.4164, in the first six months of 2002 and 2001, respectively.

     Salaries, wages and employee benefits represented 37.1% of operating revenue for the six months ended June 30, 2002 compared with 37.4% in 2001. The decrease is discussed within the three months results of operations above.

     Fuel as a percentage of operating revenue was 11.7% for the first six months of 2002 versus 13.8% in 2001. The decrease is primarily due to actual fuel cost per gallon decreasing by approximately 23 cents per gallon (17%) for the six months ended June 30, 2002 versus the six months ended June 30, 2001.

     Purchased transportation as a percentage of operating revenue was 17.2% for the six months ended June 30, 2002 compared to 17.6% in 2001. The decrease is primarily due to a reduction in the owner operator portion of the fleet.

     Rental expense as a percentage of operating revenue was 4.3% for the first six months of 2002 versus 4.7% in 2001. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rental expense. The Company recorded gains of $969,000 and $251,000 in the first six months of 2002 and 2001 respectively, from the sale of leased tractors.

     Depreciation and amortization expense as a percentage of operating revenue was 7.5% and 6.6% in the first six months of 2002 and 2001, respectively. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the six month period ended June 30, 2002, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $3.5 million compared to approximately $2.2 million in the first six months of 2001. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 7.8% and 6.8% in the first six months of 2002 and 2001, respectively. The increase in depreciation and amortization expense as a percentage of operating revenue is a result of an increase in the owned portion of the fleet as well as a $2.5 million adjustment to reduce the recorded value of the former corporate office building of M.S. Carriers to its estimated fair value.

     Interest expense decreased to $9.1 million in first six months of 2002 from $19.1 million in 2001. Interest expense for the first six months of 2002 includes a $1.3 million expense for the increase in the market value of the interest rate derivative agreements of M.S. Carriers, while interest expense for the first six months of 2001 includes a $2.0 million expense for the increase in the market value of such interest rate derivative agreements. Excluding the impact of the interest rate derivative agreements, interest expense would have decreased from $17.1 million to $7.8 million. The first six months of 2002 benefited from lower interest rates, a shift in borrowings from more costly M.S. Carriers debt to less costly Swift debt, and decreased borrowings under long term debt and capital lease obligations.

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

     Net cash provided by operating activities was $113.9 million in the first six months of 2002 compared to $95.5 million in 2001. The increase is primarily attributable to an increases in net earnings, deferred income taxes, accounts payable, accrued liabilities and claims accruals, offset by an increase in accounts receivable.

     Net cash used in investing activities increased to $118.1 million in the first six months of 2002 from $39.3 million in 2001. The increase is primarily due to increased capital expenditures and issuance of notes receivables, offset by increased proceeds from the sale of property and equipment.

     As of June 30, 2002, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $146 million. The Company has the option to cancel such commitments upon 60 days notice. Based upon its cancellation rights, the Company exercised its right to cancel truck orders scheduled for production in the fourth quarter of 2002, which were equipped with the 2002 EPA engine. The Company will continue to evaluate future purchases in 2003 after securing additional data regarding cost, reliability, fuel economy and durability of its new EPA engine. The Company expects to change from its current three year replacement cycle to either four or five years. The Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

     During the first six months of 2002, the Company incurred approximately $17.7 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

     The Company anticipates that it will expend approximately $48 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

     Net cash used in financing activities amounted to $7.8 million in the first six months of 2002 compared to $56.1 million provided by financing activities in 2001. This decrease is primarily due to reduced repayments of long-term debt and an increase in borrowings under the line of credit, offset by proceeds from the Company's public stock offering in 2001.

     The Company expects to refinance its line of credit in the fourth quarter of 2002.

     Management believes it will be able to finance its needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth, with cash flows from future operations, borrowings available under the line of credit, accounts receivable securitization and with long-term debt and operating lease financing believed to be available to finance revenue equipment purchases. Over the long term, the Company will continue to have significant capital requirements, which may require the Company to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon the Company's financial condition and results of operations, as well as prevailing market conditions, the market price of the Company's common stock and other factors over which the Company has little or no control.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has interest rate exposure arising from the Company's line of credit, revolving notes, equipment loan, approximately $72 million of capital lease obligations and accounts receivable securitization, all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps. The fair value of the Company's long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company's interest expense by $2.5 million.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                           PART II. OTHER INFORMATION

ITEMS 1, 2, 3 AND 5. Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on June 6, 2002. At the Annual Meeting, the stockholders elected William F. Riley III and Lou A. Edwards to serve as Directors for three-year terms. Jerry C. Moyes, Alphonse E. Frei, Edward A. Labry III, Rodney K. Sartor, Earl H. Scudder, Jr. and Michael S. Starnes continued as Directors after the meeting. Additionally, the stockholders approved (i) an amendment to the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 150,000,000 to 200,000,000, (ii) an amendment to the Company's 1999 Stock Option Plan increasing the number of shares available for issuance thereunder from 4,250,000 to 8,250,000, and (iii) an amendment to the Company's 1999 Stock Option Plan to
(a) permit the grant of options to Jerry Moyes, the Company's Chairman, President and Chief Executive Officer and (b) increase the maximum number of shares underlying options that may be granted to any one individual in a fiscal year from 100,000 to 1,000,000.

     Stockholders representing 81,932,692 shares or 94.85% of the outstanding shares were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee and the other proposals follows:

                                                                         VOTES AGAINST
                                                                          OR WITHHELD
                                                                              AND        BROKER
                                                VOTES CAST   VOTES FOR    ABSTENTIONS   NON VOTES
                                                ----------   ----------   ----------    ---------
Election of William F. Riley III                81,932,692   67,597,353   14,335,339

Election of Lou A. Edwards                      81,932,692   80,093,046    1,839,646

Increase authorized common stock to
  200,000,000 shares                            81,932,692   80,765,562    1,167,130

Amendment to 1999 Stock Option Plan to
  authorize an additional 4,000,000 shares      81,932,692   37,656,839   35,162,020    9,113,833

Amendment to 1999 Stock Option Plan to permit
  the grant of options to Jerry Moyes and
  increase annual grant limit from 100,000
  to 1,000,000                                  81,932,692   39,827,469   32,991,390    9,113,833

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 3.1 -  Amended and Restated  Articles of  Incorporation of the
                         Registrant (Incorporated by reference to Annex A of the Registrant's Notice and Proxy Statement for its 2002 Annual Meeting of Stockholders filed with the Commission on April 30, 2002)

          Exhibit 3.2 -  Bylaws of the Registrant  (Incorporated by reference to
                         Exhibit 3.2 of the Registrant's Registration Statement No. 33-66034 on Form S-3)

          Exhibit 99.1 - Private  Securities  Litigation Reform Act of 1995 Safe
                         Harbor   Compliance   Statement   for   Forward-Looking
                         Statements

          Exhibit 99.2 - Certification  Pursuant to 18 U.S.C.  Section  1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Jerry Moyes

          Exhibit 99.3 - Certification  Pursuant to 18 U.S.C.  Section  1350, as
                         Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Gary Enzor

     (b) No Current Reports on Form 8-K were filed during the three months ended June 30, 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SWIFT TRANSPORTATION CO., INC.


Date: August 12, 2002                   /s/ William F. Riley III
                                        ----------------------------------------
                                        (Signature)

                                        William F. Riley III
                                        Senior Executive Vice President


Date: August 12, 2002                   /s/ Gary Enzor
                                        ----------------------------------------
                                        (Signature)

                                        Gary Enzor
                                        Chief Financial Officer