Form 10-Q
period 2002-09-30
SWIFT TRANSPORTATION CO INC
filed 2002-11-14
CIK 863557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 12, 2002)

                Common stock, $.001 par value: 83,639,051 shares

                                     PART I
                                                                           PAGE
                              FINANCIAL INFORMATION                       NUMBER
                                                                          ------
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 2002 (unaudited) and December 31, 2001             3-4

            Condensed Consolidated Statements of Earnings (unaudited) for the Three and Nine Month Periods Ended September 30, 2002 and
            2001                                                               5

            Condensed Consolidated Statements of Cash Flows (unaudited)
            for the Nine Month Periods Ended September 30, 2002 and 2001     6-7

            Notes to Condensed Consolidated Financial Statements            8-10

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      11-16

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        17

Item 4.     Controls and Procedures                                           17

                                     PART II

                                OTHER INFORMATION
Items 1, 2,
3, 4 and 5. Not applicable

Item 6.     Exhibits and Reports on Form 8-K                                  18

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2002            2001
                                                    -------------   -----------
                                                     (UNAUDITED)
                                     ASSETS
Current assets:
  Cash                                               $    20,790    $    14,151
  Accounts receivable, net                               272,753        248,725
  Equipment sales receivable                              14,788          2,107
  Account receivable, related party                        5,261
  Inventories and supplies                                14,049         11,682
  Prepaid taxes, licenses and insurance                   10,908         26,881
  Deferred income taxes                                   17,932         13,932
                                                     -----------    -----------
    Total current assets                                 356,481        317,478
                                                     -----------    -----------
Property and equipment, at cost:
  Revenue and service equipment                        1,449,583      1,401,646
  Land                                                    42,758         42,852
  Facilities and improvements                            222,124        197,681
  Furniture and office equipment                          69,185         66,319
                                                     -----------    -----------
    Total property and equipment                       1,783,650      1,708,498
  Less accumulated depreciation and amortization         532,393        501,853
                                                     -----------    -----------
    Net property and equipment                         1,251,257      1,206,645
                                                     -----------    -----------

Investment in Transplace                                   5,467          7,517
Notes receivable from Trans-Mex                            6,082          3,475
Deferred legal fees                                       19,011
Other assets                                              14,367         12,081
Goodwill                                                   8,900          8,900
                                                     -----------    -----------

                                                     $ 1,661,565    $ 1,556,096
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                                                                       CONTINUED

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           2002           2001
                                                                       -------------   ------------
                                                                        (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                      $    66,938    $    57,229
  Accrued liabilities                                                        66,863         58,925
  Current portion of claims accruals                                         66,072         48,416
  Current portion of long-term debt                                           3,420          3,546
  Current portion of obligations under capital leases                        69,047         57,661
  Borrowings under line of credit                                           113,000
  Securitization of accounts receivable                                     171,000        116,000
                                                                        -----------    -----------
      Total current liabilities                                             556,340        341,777
                                                                        -----------    -----------

Borrowings under line of credit                                                            117,000
Long-term debt, less current portion                                          9,502         16,340
Obligations under capital leases                                             44,421         90,146
Claims accruals, less current portion                                        64,563         55,975
Deferred income taxes                                                       224,345        195,605
Fair value of interest rate swaps                                             9,952          4,050

Stockholders' equity:
  Preferred stock, par value $.001 per share
    Authorized 1,000,000 shares; none issued
  Common stock, par value $.001 per share
    Authorized 200,000,000 shares; 89,868,777 and 89,049,519 shares
    issued at September 30, 2002 and December 31, 2001, respectively             90             89
  Additional paid-in capital                                                259,900        249,410
  Retained earnings                                                         567,324        523,892
                                                                        -----------    -----------
                                                                            827,314        773,391
Less:
  Treasury stock, at cost (5,277,252 and 3,157,850 shares, at
    September 30, 2002 and December 31, 2001, respectively)                  74,872         37,935
  Other equity items                                                                           253
                                                                        -----------    -----------
      Total stockholders' equity                                            752,442        735,203
                                                                        -----------    -----------

Commitments and contingencies
                                                                        $ 1,661,565    $ 1,556,096
                                                                        ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                          ----------------------------    ----------------------------
                                              2002            2001            2002            2001
                                          ------------    ------------    ------------    ------------
Operating revenue                         $    536,955    $    536,379    $  1,541,330    $  1,581,528
Operating expenses:
  Salaries, wages and employee benefits        201,911         193,990         574,385         584,786
  Operating supplies and expenses               49,678          49,450         141,377         137,116
  Fuel                                          67,576          70,188         184,885         214,386
  Purchased transportation                      91,457          92,141         264,532         276,462
  Rental expense                                20,329          24,850          63,679          74,029
  Insurance and claims                          17,280          24,161          56,374          66,075
  Depreciation and amortization                 35,985          36,123         110,885         105,430
  Communication and utilities                    6,938           7,360          20,675          21,348
  Operating taxes and licenses                  12,200          12,913          37,419          38,893
                                          ------------    ------------    ------------    ------------
    Total operating expenses                   503,354         511,176       1,454,211       1,518,525
                                          ------------    ------------    ------------    ------------

Operating income                                33,601          25,203          87,119          63,003

Other (income) expenses:
  Interest expense                               8,894          10,377          17,971          29,464
  Interest income                               (1,064)           (388)         (1,715)           (939)
  Other                                           (159)          8,983             811           9,568
                                          ------------    ------------    ------------    ------------
    Other (income) expenses, net                 7,671          18,972          17,067          38,093
                                          ------------    ------------    ------------    ------------

Earnings before income taxes                    25,930           6,231          70,052          24,910
Income taxes                                     9,590           3,444          26,620          10,733
                                          ------------    ------------    ------------    ------------

Net earnings                              $     16,340    $      2,787    $     43,432    $     14,177
                                          ============    ============    ============    ============

Basic earnings per share                  $        .19    $        .03    $        .50    $        .17
                                          ============    ============    ============    ============

Diluted earnings per share                $        .19    $        .03    $        .50    $        .17
                                          ============    ============    ============    ============

See accompanying notes to condensed consolidated financial statements.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                    ------------------------
                                                                       2002          2001
                                                                    ----------    ----------
Cash flows from operating activities:
  Net earnings                                                      $   43,432    $   14,177
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                    104,732       106,027
      Deferred income taxes                                             24,740           407
      Provision for losses on accounts receivable                        4,729         1,125
      Amortization of deferred compensation                                803           516
      Fair market value of interest rate swaps                           5,902         3,652
      EASO impairment adjustment                                                      10,447
      Impairment of property                                             3,100
      Amortization of deferred legal fees                                2,119
      Increase (decrease) in cash resulting from changes in:
        Accounts receivable                                            (17,979)      (36,407)
        Inventories and supplies                                        (2,367)       (2,393)
        Prepaid expenses                                                15,973        13,720
        Other assets                                                   (15,085)       (2,039)
        Accounts payable, accrued liabilities and claims accruals       42,837        38,915
                                                                    ----------    ----------

          Net cash provided by operating activities                    212,936       148,147
                                                                    ----------    ----------
Cash flows from investing activities:
  Proceeds from sale of property and equipment                          73,520        41,050
  Capital expenditures                                                (254,644)     (156,281)
  Repayment of note receivable                                           1,000         3,200
  Notes receivable                                                     (10,727)          851
  Payments received on equipment sale receivables                        2,107         5,799
                                                                    ----------    ----------

          Net cash used in investing activities                       (188,744)     (105,381)
                                                                    ----------    ----------

See accompanying notes to condensed consolidated financial statements.

                                                                       CONTINUED

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                          NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                       ------------------------
                                                                          2002          2001
                                                                       ----------    ----------
Cash flows from financing activities:
  Repayments of long-term debt                                            (41,304)      (81,432)
  Borrowings under line of credit                                         163,500       125,000
  Repayment of borrowings under line of credit                           (167,500)     (131,000)
  Change in borrowings under accounts receivable securitization            55,000        (1,000)
  Purchases of treasury stock                                             (36,937)
  Proceeds from public offering                                                          20,064
  Proceeds from issuance of common stock under stock option
    and stock purchase plans                                                9,688        17,858
                                                                       ----------    ----------

      Net cash used in financing activities                               (17,553)      (50,510)
                                                                       ----------    ----------

Net increase (decrease) in cash                                             6,639        (7,744)
Cash at beginning of period                                                14,151        19,638
                                                                       ----------    ----------
Cash at end of period                                                  $   20,790    $   11,894
                                                                       ==========    ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                           $   10,589    $   26,137
    Income taxes                                                                     $    2,318

Supplemental schedule of noncash investing and financing activities:
  Equipment sales receivables                                          $   27,796    $    1,959
  Note receivable from property sale                                                 $    1,715

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

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 4.   Earnings Per Share

          The computation of basic and diluted earnings per share is as follows:

                                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                                -------------------   -------------------
                                                                  2002       2001       2002       2001
                                                                --------   --------   --------   --------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net earnings ................................................   $ 16,340   $  2,787   $ 43,432   $ 14,177
                                                                ========   ========   ========   ========

Weighted average shares:
Common shares outstanding for basic earnings per share ......     85,796     84,799     86,107     83,249
Equivalent shares issuable upon exercise of stock options ...      1,227      1,944      1,528      1,990
                                                                --------   --------   --------   --------
Diluted shares ..............................................     87,023     86,743     87,635     85,239
                                                                ========   ========   ========   ========

Basic earnings per share ....................................   $    .19   $    .03   $    .50   $    .17
                                                                ========   ========   ========   ========

Diluted earnings per share ..................................   $    .19   $    .03   $    .50   $    .17
                                                                ========   ========   ========   ========

Note 5.   Accounting Standards Adopted by the Company

          The Company adopted Statement of Financial Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002. This standard eliminates amortization of goodwill and replaces it with a test for impairment. The Company has $8.9 million of goodwill. The Company amortized $359,000 and $1,077,000 of goodwill for the three and nine months ended September 30, 2001, respectively. Basic earnings per share would have been $.04 and $.18 per share for the three months and nine months ended September 30, 2001 and diluted earnings per share would have been $.04 and $.18 per share for the three months and nine months ended September 30, 2001 without goodwill amortization.

Note 6.   Settlement of Litigation

          In June 2002, the Company entered into a settlement agreement with an insurance company. Pursuant to this settlement, the insurance company agreed to provide certain insurance coverage, at no cost to the Company, through December 2004 in exchange for the Company releasing all claims that were the subject of the litigation. The Company will recognize this settlement amount as a reduction of insurance expense as the insurance coverage is provided during the period from July 1, 2002 through December 31, 2004. In addition, the Company deferred the $21.1 million of legal expenses, which were earned pursuant to a contingent fee arrangement based upon the Company's estimated valuation of the insurance provided of between $65 million and $74 million. These legal expenses are being amortized on a

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

          straight-line basis over the thirty-month period beginning July 1, 2002. In the event that the Company does not receive the future insurance coverage due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers, the Company will receive a reimbursement of its legal expenses on a declining basis ranging from $15.8 million through December 15, 2002 to $3.9 million through July 1, 2004.

Note 7.   Fixed Asset Impairment

          The Company has recorded a $3.1 million expense in 2002 for the estimated excess of carrying value over the fair value of an office building in Memphis, Tennessee, which formerly was the corporate office of M.S. Carriers. Although the Company is currently utilizing some of the building, a sale of this property is anticipated in the near term. This expense, which was included in depreciation expense, was based upon a fair value determined by the Company using sale and asking prices of comparable properties and an independent appraisal.

Note 8.   Stock Repurchase Program

          In July 2002, the Company announced that its Board of Directors authorized the Company to repurchase up to 3,000,000 shares of its common stock. The stock may be purchased on the open market or in privately negotiated transactions at any time until December 31, 2002, unless the period is extended by the Board. Any purchases would be at management's discretion based upon prevailing prices, liquidity and other factors. During the nine months ended September 30, 2002, the Company repurchased 2,119,402 shares of its common stock for a total cost of $36.9 million. In October 2002, the Company completed the authorized repurchase of the 3,000,000 shares and announced that the Board of Directors authorized the Company to repurchase up to an additional 3,000,000 shares of its common stock. The first 1,000,000 shares of stock may be purchased in the open market or in privately negotiated transactions at price levels set by the Board of Directors. The Board of Directors expects to establish criteria for the repurchase of the remaining 2,000,000 shares of stock in the near future.

                  SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This Report on Form 10-Q contains forward-looking statements. The words "believe," "expect," "anticipate," and "project," and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, operating expenses (including insurance and claims expense), income or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, future repurchases of common stock and plans relating to the foregoing.

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

     Although the trend in the truckload segment of the motor carrier industry over the past several years has been towards consolidation, the truckload industry remains highly fragmented. Management believes the industry trend towards financially stable "core carriers" will continue and result in continued industry consolidation. The Company expanded its fleet with an increase of 423 tractors to 16,151 tractors as of September 30, 2002 up from 15,728 tractors as of September 30, 2001. The owner operator portion of the Company's fleet decreased to 3,223 as of September 30, 2002 from 3,290 as of September 30, 2001.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

     Operating revenue increased $0.6 million to $537.0 million for the three months ended September 30, 2002 from $536.4 million for the corresponding period of 2001. The third quarter of 2002 included $10.5 million of fuel surcharge revenue versus $15.4 million in 2001. Excluding this fuel surcharge revenue, operating revenue increased $5.5 million.

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the third quarter of 2002 was 93.7% compared to 95.3% in the comparable period of 2001. The Company's operating ratio for the three months ended September 30, 2002 improved as a result of decreases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 13.68% and 14.58%, in the third quarter of 2002 and 2001, respectively. Average loaded linehaul revenue per mile (excluding fuel surcharge) for the three months ended September 30, 2002 was $1.4095, compared to $1.4038, for the same period in 2001.

     Salaries, wages and employee benefits represented 37.6% of operating revenue for the three months ended September 30, 2002, compared with 36.2% for the same period in 2001. This increase was due to an increase in workers' compensation cost offset by a reduction in certain administrative positions, and an increase in the portion of Company drivers on the Swift pay scale versus the higher M.S. Carriers pay scale.

     From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were needed in order to attract and retain drivers, the Company's results of operations would be negatively impacted to the extent that corresponding freight rate increases were not obtained.

     Fuel as a percentage of operating revenue was 12.6% for the third quarter of 2002, compared to 13.1% for the corresponding period in 2001. The decrease was primarily due to actual fuel cost per gallon decreasing by approximately four cents per gallon (3.3%) in the third quarter of 2002 versus the third quarter of 2001.

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

     Purchased transportation as a percentage of operating revenue was 17.0% for the three months ended September 30, 2002, compared to 17.2% for the same period in 2001. The decrease was primarily due to a reduction in the owner operator portion of the Company's fleet.

     Rental expense as a percentage of operating revenue was 3.8% for the third quarter of 2002 versus 4.6% for the corresponding period in 2001. At September 30, 2002 and 2001, leased tractors represented 47% and 50%, respectively, of the total fleet of Company tractors. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rental expense. The Company recorded gains of $471,000 in the third quarter of 2002 and $15,000 during the third quarter of 2001 from the sale of leased tractors.

     Depreciation and amortization expense as a percentage of operating revenue was 6.7% in the third quarter of 2002 and 2001. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the three month period ended September 30, 2002, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $1.9 million compared to approximately $588,000 in the third quarter of 2001. Exclusive of gains, which reduced this expense, depreciation and amortization expense, as a percentage of operating revenue was 7.1% and 6.8% in the third quarter of 2002 and 2001, respectively. The increase in depreciation and amortization expense as a percentage of operating revenue was a result of an increase in the owned portion of the Company's fleet.

     Insurance and claims expense represented 3.2% and 4.5% of operating revenue in the third quarter of 2002 and 2001, respectively. These expenses represent claims paid by the Company, reserves for claims within the Company's self insured retention limits and the cost of premiums for insurance coverage. As described in Note 6 to the financial statements, the Company estimated the valuation of the insurance coverage provided as a result of the settlement of litigation with an insurance company to be between $65 million and $74 million. This benefit will be reflected as a reduction of insurance and claims expense in the financial statements beginning July 1, 2002 through December 31, 2004. As a result, the insurance and claims expense will reflect no cost for certain insurance coverage which is being provided by the insurance company as part of this settlement. In connection with this settlement, the Company also will amortize $2.1 million of deferred legal fees into operating supplies and expenses in each of the next ten quarters ending December 31, 2004. As a result, the Company expects the insurance and claims percentage will range between 3.5% and 4% of operating revenue through December 31, 2002.

     The Company's insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate. The Company accrues the estimated cost of the uninsured portion of pending claims. Beginning in 2003, the Company's self insured retention for liability coverage will increase from $250,000 to $1,000,000 per occurrence. These accruals are estimated based on management's evaluation of the nature and severity of individual claims and an estimate of future claims development based on historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

     Interest expense decreased to $8.9 million for the three months ended September 30, 2002, from $10.4 million for the same period in 2001. Interest expense for the third quarter of 2002 and 2001 included a $4.5 million and $3.6 million expense, respectively, for the increase in the market value of the interest rate derivative agreements of M.S. Carriers. Excluding the impact of the interest rate derivative agreements, interest expense would have decreased from $6.8 million to $4.4 million. The third quarter of 2002 benefited from lower interest rates, a shift in borrowings from more costly M.S. Carriers debt to less costly Swift debt, and decreased borrowings under long term debt and capital lease obligations.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

     Operating revenue decreased $40.2 million or 2.5% to $1.541 billion for the nine months ended September 30, 2002 from $1.582 billion for the corresponding period of 2001. The nine months ended September 30, 2002 included $21.3 million of fuel surcharge revenue versus $50.0 million in 2001. Excluding this fuel surcharge revenue, the decrease in revenues would have been less than 1%. This decrease was primarily due to the tractors without drivers of 650 to start the year dropping to 319 at the end of the third quarter and a slight decrease in loaded rate per mile.

     The Company's operating ratio (operating expenses expressed as a percentage of operating revenue) for the first nine months of 2002 was 94.3% compared to 96.0% in the comparable period of 2001. The Company's operating ratio for the nine months ended September 30, 2002 improved as a result of decreases in certain components of operating expenses as a percentage of operating revenue as discussed below. The Company's empty mile factor for linehaul operations was 14.26% and 15.12%, in the first nine months of 2002 and 2001, respectively. Average loaded linehaul revenue per mile (excluding fuel surcharge) for the nine months ended September 30, 2002 was $1.4113, compared to $1.4121 for the same period in 2001.

     Salaries, wages and employee benefits represented 37.3% of operating revenue for the nine months ended September 30, 2002 compared with 37.0% for the same period in 2001. This increase was due to an increase in workers' compensation cost, offset by a reduction in certain administrative positions, and an increase in the portion of Company drivers on the Swift pay scale versus the higher M.S. Carriers pay scale.

     Fuel as a percentage of operating revenue was 12.0% for the first nine months of 2002, compared to 13.6% for the corresponding period in 2001. The decrease was primarily due to actual fuel cost per gallon decreasing by approximately 17 cents per gallon (12.7%) for the nine months ended September 30, 2002 versus the nine months ended September 30, 2001.

     Purchased transportation as a percentage of operating revenue was 17.2% for the nine months ended September 30, 2002 compared to 17.5% in 2001. The decrease was primarily due to a reduction in the owner operator portion of the Company's fleet.

     Rental expense as a percentage of operating revenue was 4.1% for the first nine months of 2002 versus 4.7% for the same period in 2001. When it is economically advantageous to do so, the Company will purchase then sell tractors that it currently leases by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rental expense. The Company recorded gains of $1.4 million and $267,000 in the first nine months of 2002 and 2001, respectively, from the sale of leased tractors.

     Depreciation and amortization expense as a percentage of operating revenue was 7.2% and 6.7% in the first nine months of 2002 and 2001, respectively. The Company includes gains and losses from the sale of owned revenue equipment in depreciation and amortization expense. During the nine month period ended September 30, 2002, net gains from the sale of revenue equipment reduced depreciation and amortization expense by approximately $5.3 million compared to approximately $2.6 million in the first nine months of 2001. Exclusive of gains, which reduced this expense, depreciation and amortization expense as a percentage of operating revenue was 7.5% and 6.8% in the first nine months of 2002 and 2001, respectively. The increase in depreciation and amortization expense as a percentage of operating revenue was a result of an increase in the owned portion of the Company's fleet as well as a $3.1 million adjustment to reduce the recorded value of the former corporate office building of M.S. Carriers to its estimated fair value. The Company has relocated the majority of employees from this building and expects to begin marketing this office building for sale in the near future.

     Insurance and claims expense represented 3.7% and 4.2% of operating revenue in the first nine months of 2002 and 2001, respectively. These expenses represent claims paid by the Company, reserves for claims within the Company's self insured retention limits and the cost of premiums for insurance coverage. Included in the second quarter of 2001 is an adjustment of approximately $7 million to the M.S. Carriers insurance and claims reserves.

     Interest expense decreased to $18.0 million in first nine months of 2002 from $29.5 million in the same period in 2001. Interest expense for the first nine months of 2002 and 2001 included a $5.9 million and $5.6 million expense, respectively, for the increase in the market value of the interest rate derivative agreements of M.S. Carriers. Excluding the impact of the interest rate derivative agreements, interest expense would have decreased from $23.9 million to $12.1 million. The first nine months of 2002 benefited from lower interest rates, a shift in borrowings from more costly M.S. Carriers debt to less costly Swift debt, and decreased borrowings under long term debt and capital lease obligations.

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

     Net cash provided by operating activities was $212.9 million in the first nine months of 2002 compared to $148.1 million in 2001. The increase is primarily attributable to an increase in net earnings, deferred income taxes, and a smaller increase in accounts receivable, offset by an increase in deferred legal fees. In addition, the third quarter of 2001 was negatively impacted by the $10.5 million adjustment to recognize the impairment of the EASO investment.

     Net cash used in investing activities increased to $188.7 million in the first nine months of 2002 from $105.4 million in 2001. The increase is primarily due to increased capital expenditures and issuance of notes receivables, offset by increased proceeds from the sale of property and equipment.

     As of September 30, 2002, the Company had commitments outstanding to acquire replacement and additional revenue equipment for approximately $47.7 million. The Company has the option to cancel such commitments upon 60 days notice. Based upon its cancellation rights, the Company exercised its right to cancel truck orders scheduled for production in the fourth quarter of 2002, which were equipped with the 2002 EPA engine. The Company will continue to evaluate future purchases in 2003 after securing additional data regarding cost, reliability, fuel economy and durability of its new EPA engine. The Company expects to change from its current three year replacement cycle to a replacement cycle of either four or five years. The Company believes it has the ability to obtain debt and lease financing and generate sufficient cash flows from operating activities to support these acquisitions of revenue equipment.

     During the first nine months of 2002, the Company incurred approximately $29.3 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

     The Company anticipates that it will expend approximately $5.8 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

     Net cash used in financing activities amounted to $17.6 million in the first nine months of 2002 compared to $50.5 million in 2001. This decrease is primarily due to reduced repayments of long-term debt and an increase in proceeds from the accounts receivable securitization, offset by proceeds from the Company's public stock offering in 2001 and purchases of treasury stock in 2002.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has interest rate exposure arising from the Company's line of credit, revolving notes, equipment loan, approximately $63 million of capital lease obligations and accounts receivable securitization, all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps. The fair value of the Company's long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company's interest expense by $2.8 million.


ITEM 4.   CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b)  Changes in internal controls.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date on which the Company carried out this evaluation.

                 SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

                           PART II. OTHER INFORMATION


ITEMS 1, 2, 3, 4 AND 5.  Not applicable

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibit 3.1 -       Amended and Restated  Articles of Incorporation of
                              the Registrant (Incorporated by reference to Annex
                              A of the Registrant's Notice and Proxy Statement for its 2002 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on April 30, 2002)

          Exhibit 3.2 -       Bylaws   of  the   Registrant   (Incorporated   by
                              reference  to  Exhibit  3.2  of  the  Registrant's
                              Registration Statement No. 33-66034 on Form S-3)

          Exhibit 10.19 -     Offer of Employment Letter to Gary Enzor

          Exhibit 99.1 -      Private  Securities  Litigation Reform Act of 1995
                              Safe    Harbor     Compliance     Statement    for
                              Forward-Looking Statements

          Exhibit 99.2 -      Certification  Pursuant to 18 U.S.C. Section 1350,
                              as  Adopted   Pursuant   to  Section  906  of  the
                              Sarbanes-Oxley Act of 2002 - Jerry Moyes

          Exhibit 99.3 -      Certification  Pursuant to 18 U.S.C. Section 1350,
                              as  Adopted   Pursuant   to  Section  906  of  the
                              Sarbanes-Oxley Act of 2002 - Gary Enzor

     (b) On August 13, 2002, the Company filed a Current Report on Form 8-K regarding the sworn statements of its Chief Executive Officer and Chief Financial Officer delivered to the Securities and Exchange Commission pursuant to Order No. 4-460.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SWIFT TRANSPORTATION CO., INC.

Date: November 13, 2002                 /s/ Jerry Moyes
                                        ----------------------------------------
                                        (Signature)

                                        Jerry Moyes
                                        Chairman, President and CEO


Date: November 13, 2002                 /s/ Gary Enzor
                                        ----------------------------------------
                                        (Signature)

                                        Gary Enzor
                                        Chief Financial Officer

                                 CERTIFICATIONS

I, Jerry Moyes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Swift Transportation Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                        /s/ Jerry Moyes
                                        ----------------------------------------
                                        Jerry Moyes
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

I, Gary Enzor, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Swift Transportation Co., Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                        /s/ Gary Enzor
                                        ----------------------------------------
                                        Gary Enzor
                                        Chief Financial Officer
                                        (Principal Financial Officer)