Form 10-K
period 2002-12-31
SWIFT TRANSPORTATION CO INC
filed 2003-03-28
CIK 863557

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-18605

Swift Transportation Co., Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-0666860
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2200 South 75th Avenue Phoenix, AZ (Address of principal executive offices)	85043 (Zip Code)

(602) 269-9700

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value	Nasdaq National Market

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      At June 28, 2002, the aggregate market value of common stock held by non-affiliates of the Registrant was $1,238,991,118.

      The number of shares outstanding of the Registrant’s common stock on March 21, 2003 was 83,233,464.

DOCUMENTS INCORPORATED BY REFERENCE

      Materials from the Registrant’s Notice and Proxy Statement relating to the 2003 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 15.

PART I

Item 1.     Business

General

      Swift Transportation Co., Inc. is the largest publicly-held, truckload carrier in the United States. Swift operates primarily throughout the continental United States, combining strong regional operations with a transcontinental van operation. The principal types of freight transported by Swift include retail and discount department store merchandise, manufactured goods, paper products, non-perishable food, beverages and beverage containers and building materials. The Company operates predominantly in one industry, road transportation, as a truckload motor carrier and thus has only one single reportable segment.

      Swift Transportation Co., Inc., a Nevada corporation headquartered in Sparks, Nevada, is a holding company for the operating corporations named Swift Transportation Co., Inc. and Swift Transportation Corporation. These companies are collectively referred to herein as “Swift” or the “Company.” The Company’s headquarters are located at 2200 South 75th Avenue, Phoenix, Arizona 85043, and its telephone number is (602) 269-9700.

      This Annual Report on Form 10-K, including but not limited to the portions hereof entitled “Business — Growth Strategy” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” and “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, plans relating to products or services of the Company, the benefits of the Company’s terminal network, the continued consolidation of the truckload industry, the increase in the number of companies outsourcing their transportation requirements, the Company’s ability to sell its used trucks at favorable prices, the Company’s ability to attract and retain qualified drivers, the Company’s ability to pass on to its customers increased labor and fuel costs and protect itself against increases in fuel costs through the use of fuel efficient equipment, and pending or future acquisitions, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in “Business” and “Market for the Registrant’s Common Stock and Related Stockholder Matters” in this Annual Report.

Operating Strategy

      Swift focuses on achieving high density for service-sensitive customers in short-to-medium haul traffic lanes. Through its network of terminals, Swift is able to provide regional service on a nationwide basis. Swift’s terminal network establishes a local market presence in the regions Swift serves and enables Swift to respond more rapidly to its customers’ changing requirements. This regional network also enables Swift to enhance driver recruitment and retention by returning drivers to their homes regularly, reduce its purchases of higher priced fuel at truck stops and expedite lower cost, in-house equipment maintenance. With an average length of haul of less than 600 miles, Swift is able to limit its direct competition with railroads, intermodal services and longer-haul, less specialized truckload carriers. (See further discussion under “Competition”.) Swift seeks to provide premium service with commensurate rates, rather than compete primarily on the basis of price. The principal elements of Swift’s premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and maintain local contact with customers; well-maintained, late model equipment; a fully-integrated computer system to monitor shipment status and variations from schedule; an onboard communications system that enables the Company to dispatch and monitor traffic; timely deliveries; and extra equipment to respond promptly to customers’ varying requirements.

      To manage the higher costs and greater logistical complexity inherent in operating in short-to-medium haul traffic lanes, Swift employs sophisticated computerized management control systems to monitor key aspects of its operations, such as availability of equipment, truck productivity and fuel consumption. Swift has a three-year replacement program for the majority of its tractors, which allows Swift to maximize equipment utilization and fuel economy by capitalizing on improved engine efficiency and vehicle aerodynamics and to minimize maintenance expense. Swift is currently extending the usage of three year old tractors into the fourth year while continuing to evaluate the October 2002 EPA engine. Until we better understand the quality, reliability, and fuel economy provided by these new engines we may choose to run our fleet up to five years. Our agreements with our manufacturer enable us to return trucks up to five years old with guaranteed residual values. In addition, we are able to procure cost effective warranties during years four and five.

Growth Strategy

      Major shippers continue to reduce the number of carriers they use for their regular freight needs. This has resulted in a relatively small number of financially stable “core carriers” and has contributed to consolidation in the truckload industry in recent years. The truckload industry remains highly fragmented, and management believes that overall growth in the truckload industry and continued industry consolidation will present opportunities for well managed, financially stable carriers such as Swift to expand. The Company intends to take advantage of growth opportunities through a combination of internal growth and selective acquisitions.

      The key elements of Swift’s growth strategy are:

•	Strengthen Core Carrier Relationships. Swift intends to continue to strengthen its core carrier relationships, expand its services to its existing customers and pursue new customer relationships. By concentrating on expanding its services to its existing customers, Swift’s revenues from its top 25 customers of 2000 increased by 10% from 2000 to 2002. The largest 25, 10 and 5 customers, respectively, accounted for 50%, 34% and 25% of revenues in 2002, with no customer accounting for more than 7% of Swift’s revenues during that same period. In addition to expanding its services to existing customers, Swift actively pursues new traffic commitments from high volume, financially stable shippers for whom it has not previously provided services.

•	Pursue Strategic Acquisitions. Swift’s revenue growth has been attributable, in significant part, to acquisitions, which have enabled Swift to expand from its historical operations base in the Western United States and develop a strong regional presence in the Midwestern, Eastern and Southeastern United States. Swift generally limits its consideration of acquisitions to those it believes will be accretive to earnings within six months, and historically all of its acquisitions have met this objective. In certain instances, such as the M.S. Carriers merger, where a proposed acquisition has the potential to significantly increase revenues, expand Swift’s operations in certain key geographic regions, or provide important synergistic opportunities, such as increased efficiencies in equipment utilization, Swift may consider going forward with such an acquisition even though it is not likely to be accretive to earnings within a period of six months.

•	Exploit Private Fleet Outsourcing. A number of large companies maintain their own private trucking fleets to facilitate distribution of their products. Swift believes that a high percentage of private fleet traffic is short-to-medium haul in nature, traveling an average of 500 miles or less per round trip. In order to reduce operating costs associated with private fleets, a number of large companies have begun to outsource their transportation and logistics requirements. Swift believes that its strong regional operations and average length of haul of less than 600 miles position allows it to take advantage of this trend. Swift already serves as a preferred supplier, or “core carrier” to many major shippers who are considering, or may in the future consider, outsourcing their transportation and logistics requirements.

Operations

      Swift has developed a network of regional terminals and offices strategically located in areas, which have strong, diverse economies and provide access to other key population centers. The terminals are located in close proximity to major customers who provide Swift with significant traffic volume. To minimize competition with long-haul truckload carriers and railroads, Swift operates principally within short-to-medium-haul traffic lanes. Although the Company’s transcontinental division allows it to serve a broad spectrum of shipper needs, the primary regions in which Swift operates are ideally suited to short-to-medium-haul lanes because of the distribution of population and economic centers.

      Swift focuses the marketing of its services to large, service-sensitive customers that regularly ship over established routes within Swift’s regional service areas. Swift’s services include: the availability of specialized equipment suitable for the requirements of certain industries; high cubic capacity trailers; computerized tracking of and frequent reporting on customer shipments; onboard communications that enable instant re-routing or modification of traffic; well-maintained, late-model equipment that enhances on-time deliveries; multiple drops, appointment pick-ups and deliveries; assistance in loading and unloading; extra trailers that can be placed for the convenience of customers; and sufficient equipment to respond promptly to customers’ varying requirements.

      The achievement of significant regular freight volumes on high-density routes and consistent shipment scheduling over these routes are key elements of Swift’s operations. As a result, Swift’s operations personnel are better able to match available equipment to available loads and schedule regular maintenance and fueling at Company terminals, thereby enhancing productivity and asset utilization and minimizing empty miles and expensive over-the-road fueling and repair costs. Consistent scheduling also allows Swift to be more responsive to its customers’ needs. Swift’s regular scheduling and relatively short length of haul enable drivers to return to their homes regularly, which has helped Swift improve driver recruitment and retention.

      In order to reduce the higher operating costs traditionally associated with medium-length hauls and specialized equipment, Swift has installed sophisticated computerized management control systems to monitor key aspects of its operations. Swift has a significant investment in its computer hardware and utilizes state-of-the-art software specially designed for the trucking industry. The Company’s fully integrated computer network allows its managers to coordinate available equipment with the transportation needs of its customers, monitor truck productivity and fuel consumption and schedule regular equipment maintenance. Dispatchers monitor the location and delivery schedules of all shipments and equipment to coordinate routes and increase equipment utilization. The Company’s computer system provides immediate access to current information regarding driver and equipment status and location, special load and equipment instructions, routing and dispatching.

      Swift’s larger terminals are staffed with terminal managers, driver managers and customer service representatives. Terminal managers work with both the fleet managers and the customer service representatives, as well as other operations personnel, to coordinate the needs of both customers and drivers. Terminal managers are also responsible for soliciting new customers and serving existing customers in their areas. Each driver manager is responsible for the general operation of approximately 35 trucks and their drivers, including driver retention, productivity per truck, routing, fuel consumption, safety and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.

      In addition to the domestic operations described above, Swift has a growing cross border operation that primarily ships through commercial border crossings from Laredo, Texas westward to California. In 2000, Swift augmented its cross border operation by acquiring 49% of Trans-Mex, a carrier that focuses on shipments to and from Mexico and intends to purchase the remaining 51% in February 2004. For additional information regarding Swift’s guarantee of certain Trans-Mex obligations, see the Notes to Consolidated Financial Statements.

      In April 2000, Swift and five other publicly traded truckload carriers founded Transplace, LLC, an Internet-based transportation logistics company. Swift contributed its transportation logistics business and associated intangible assets to Transplace.com upon its formation. Swift’s interest in Transplace.com is approximately 29%. Swift reports its equity interest in Transplace.com and its share of the profits and losses of Transplace.com in its consolidated financial statements using the equity method of accounting. See the Notes to Consolidated Financial Statements.

      As a transportation logistics company, Transplace matches shippers with trucking companies and receives a fee for this service. Swift may receive from Transplace the opportunity to provide transportation services to shippers. In addition, Swift may utilize Transplace to assist in obtaining additional capacity for a customer of Swift. During the year ended December 31, 2002, Swift received less than 1% of its operating revenue from Transplace and paid less than 4% of its purchased transportation to Transplace.

Acquisitions

      The growth of the Company has been dependent in part upon the acquisition of trucking companies throughout the United States. From 1988 through 1997, the Company completed eight acquisitions through which the Company grew from a regional carrier in the Western United States to a national carrier with operations throughout the entire United States.

      In January 2001, Swift further expanded its operations in the eastern United States through an agreement with Cardinal Freight Carriers Inc. (“Cardinal Freight”), a van and flatbed carrier based in Concord, North Carolina. Under this agreement, Swift has hired a number of Cardinal Freight’s drivers and subleased a number of tractors from Cardinal Freight.

      In June 2001, Swift merged with M.S. Carriers, Inc. (“M.S. Carriers”), also a publicly- held truckload carrier operating predominantly in the eastern United States. In exchange for 19,464,322 shares of the Company’s common stock, M.S. Carriers became a wholly owned subsidiary of the Company. The Merger was accounted for as a pooling of interests.

      See “Factors That May Affect Future Results and Financial Condition” under Item 7.

Revenue Equipment

      Swift acquires premium tractors to help attract and retain drivers, promote safe operations and minimize maintenance and repair costs. Management believes the higher initial investment is recovered through improved resale value, improved fuel economy and reduced maintenance costs.

      The following table shows the type and age of Company-owned and leased equipment at December 31, 2002:

		57’, 53’ and	Sets of	Flatbed	Refrigerated	Specialized
Model Year	Tractors(1)	48’ Vans	Double Vans	Trailers	Trailers	Trailers

2003	2,547	2,373	142		447	86
2002	2,682	1,349		264	230	116
2001	2,167	4,701		235	172	48
2000	3,991	10,697		85	48	100
1999	894	8,797		52	51	9
1998	153	5,525		21		2
1997	172	4,689		168	96
1996 and prior	333	6,749	409	432	43	97

Total	12,939	44,880	551	1,257	1,087	458

(1)	Excludes 3,152 owner-operator tractors.

      When purchasing new revenue equipment, Swift acquires tractors and trailers manufactured to the Company’s specifications. Since 1990, Swift has predominantly acquired tractors manufactured by Freightliner powered by Series 60 Detroit Diesel engines. Standardization of drive-line components allows Swift to operate with a minimum spare parts inventory, enhances Swift’s maintenance program and simplifies driver training. Swift adheres to a comprehensive maintenance program that minimizes downtime and enhances the resale value of its equipment. In addition to its maintenance facility in Phoenix, Arizona, Swift performs routine servicing and maintenance of its equipment at most of its regional terminal facilities, thus avoiding costly on-road repairs and out-of-route trips. Swift has adopted a three-year replacement program on the majority of its line-haul tractors. This replacement policy enhances Swift’s ability to attract and retain drivers, maximize its fuel economy by capitalizing on improvement in both engine efficiency and vehicle aerodynamics, stabilize maintenance expense and maximize equipment utilization. Swift is currently evaluating its replacement policy in light of the changes to tractor engines due to new emissions standards mandated by the U.S. Environmental Protection Agency (EPA) that became effective on October 1, 2002. Swift is currently extending the usage of three year old tractors into the fourth year while continuing to evaluate the October 2002 EPA engine. Until we better understand the quality, reliability, and fuel economy provided by these new engines we may choose to run our fleet up to five years. Our agreements with our manufacturer enable us to return trucks up to five years old with guaranteed residual values. In addition, we are able to procure cost effective warranties during years four and five.

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

      Swift has adopted a speed limit of 60 miles per hour for Company tractors (62 miles per hour for team drivers) and 65 miles per hour for owner-operator tractors, below the speed limits of many states. Swift believes these measures reduce accidents, enhance fuel mileage and minimize maintenance expense. Substantially all of Swift’s Company tractors are equipped with electronically controlled engines that are set to limit the speed of the vehicle. M.S. Carriers drivers who joined Swift upon the merger continue to operate at 65 miles per hour.

      Swift enters into contracts with owner-operators. These owner-operators own their tractors and are responsible for operating costs as opposed to drivers who are employees of Swift. The owner-operators operate under the authority of the Company and are generally compensated based upon miles. Owner-operators comprise approximately 25% of our total fleet.

Marketing and Customers

      Swift has targeted the service-sensitive segment of the truckload market, both common and contract, rather than that segment that uses price as its primary consideration. The Company has chosen to provide premium service with commensurate rates rather than compete primarily on the basis of price. The principal elements of Swift’s premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and to maintain local contact with customers; a fully-integrated computer system to monitor shipment location and variations from schedule; an onboard communication system that enables the Company to reroute traffic; well-maintained, late model equipment; timely deliveries; and extra equipment for the convenience of customers, which enables Swift to respond promptly to customers’ varying requirements and assistance in loading and unloading. Swift concentrates its marketing efforts on expanding the amount of service it provides to existing customers.

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

      The largest 25, 10 and 5 customers accounted for approximately 50%, 34% and 25% respectively, of Swift’s revenues during 2002, 48%, 33% and 23%, respectively, of Swift’s revenues during 2001 and 44%, 30% and 19%, respectively, of Swift’s revenues during 2000. No customer accounted for more than 7% of Swift’s gross revenues during any of the three most recent fiscal years. Swift’s largest customers include retail and discount department store chains, manufacturers, non-perishable food companies, beverage and beverage container producers and building materials companies.

Drivers and Employees

      All Swift drivers must meet or exceed specific guidelines relating primarily to safety records, driving experience and personal evaluations, including a physical examination and mandatory drug testing. Upon being hired, a driver is trained in all phases of Swift’s policies and operations, safety techniques, and fuel efficient operation of the equipment. All new drivers must pass a safety test and have a current Commercial Drivers License. In addition, Swift has ongoing driver efficiency and safety programs to ensure that its drivers comply with its safety procedures.

      Senior management is actively involved with the development and retention of drivers. Recognizing the need for qualified drivers, Swift has contracted with driver-training schools, which are managed by outside organizations as well as local community colleges throughout the country. Candidates for the schools must be at least 23 years old (21 years old with military service), with a high school education or equivalent, pass a basic skills test and pass the U.S. Department of Transportation (“DOT”) physical examination, which includes drug and alcohol screening. Students are required to complete three weeks of classroom study and driving range time and a six to eight week, on-the-road training program.

      Swift bases its drivers at the regional terminals and monitors each driver’s location on its computer system. Swift uses this information to schedule the routing for its drivers so that they can return home frequently. In order to attract and retain highly qualified drivers and promote safe operations, the Company purchases premium quality tractors equipped with optional comfort and safety features, such as air ride suspension, air conditioning, high quality interiors, power steering, engine brakes and raised roof double sleeper cabs. The majority of company drivers are compensated on the basis of miles driven, loading/unloading and number of stops or deliveries, plus bonuses. The base pay for the miles driven by a drive increase with a driver’s length of service. Drivers employed by Swift participate in company-sponsored health, life and dental insurance plans and are eligible to participate in a 401(k) Profit Sharing Plan and an Employee Stock Purchase Plan.

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

      As of December 31, 2002, Swift employed approximately 20,400 full-time persons, of whom approximately 16,100 were drivers (including driver trainees), 1,600 were mechanics and other equipment maintenance personnel and the balance were support personnel, such as sales personnel, corporate managers and administration. No Swift driver or other employee is represented by a collective bargaining unit. In the opinion of management, Swift’s relationship with its drivers and employees is good.

Safety

      The Company has an active safety and loss prevention program at each of its terminals. Supervisors engage in ongoing training of drivers regarding safe vehicle operations. The Company has adopted maximum speed limits. The Company believes that its insurance and claims expense, as a percentage of operating revenue is one of the best in the industry, which is attributable to its overall strong safety program. The Company has received the highest safety rating given to motor carriers by the United States Department of Transportation.

Fuel

      In order to reduce fuel costs, the Company purchases approximately 78% of its fuel in bulk at 34 of its 36 terminals. Swift stores fuel in underground storage tanks at two of its bulk fueling terminals and in above ground storage tanks at its other bulk fueling terminals. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company. From time to time, the Company, in response to increases in fuel costs, has implemented fuel surcharges to pass on to its customers all or substantially all of increased fuel costs. However, there can be no assurance that such fuel surcharges could be used to offset future increases in fuel prices. The Company believes that its most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. The Company has generally not used derivative-type products as a hedge against higher fuel costs in the past but continues to evaluate this possibility.

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

Regulation

      The Company is regulated by the United States Department of Transportation. This regulatory authority has broad powers, generally governing matters such as authority to engage in motor carrier operations, certain mergers, consolidations and acquisitions and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes, which can affect the economics of the industry. The Company is also regulated by various state agencies.

      The Company’s operations are also subject to various federal, state and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks. The Company believes that its operations are in substantial compliance with current laws and regulations and does not know of any existing condition that would cause compliance with applicable environmental regulations to have a material adverse effect on the Company’s business or operating results.

Seasonality

      In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments after the winter holiday season. The Company’s operating expenses also tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time.

Internet Web Site

      Additional information about the Company is available on our Internet web site, www.swifttrans.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports filed pursuant to Section 13 or 15 (d) of the Exchange Act are available, free of charge, on our website as soon as practical after they are filed. In addition, our press releases are posted to our web site as soon as practical after they are issued publicly. The information on our web site is not considered part of this report.

Item 2.     Properties

      Swift’s headquarters is located on approximately 153 acres in Phoenix, Arizona and contains 83,000 square feet of office space, 106,000 square feet of shop and maintenance facilities, 27,000 square feet of a drivers’ center, a recruiting and training center, a warehouse facility, a two-bay truck wash and an eight lane fueling center.

      Swift has terminals throughout the continental United States. A terminal may include customer service, marketing, fuel and repair facilities. The following table provides information regarding the Company’s significant facilities or terminals:

Location	Owned or Leased	Description

West Region
Arizona — Phoenix	Owned	Customer Service, Marketing, Fuel, Repair
California — Fontana	Owned/ Leased	Customer Service, Marketing, Fuel, Repair
California — Lathrop (Bay Area)	Owned	Customer Service, Marketing, Fuel, Repair
California — Willows	Owned	Fuel, Repair
California — Wilmington	Owned	Customer Service, Fuel, Repair
Colorado — Denver	Owned	Customer Service, Marketing, Fuel, Repair
Colorado — Pueblo	Owned	Customer Service, Marketing, Fuel, Repair
Idaho — Lewiston	Owned/ Leased	Customer Service, Marketing, Fuel, Repair
New Mexico — Albuquerque	Leased	Fuel, Repair
Nevada — Sparks	Owned/ Leased	Customer Service, Marketing, Fuel, Repair
Oklahoma — Oklahoma City	Owned	Fuel, Repair
Oregon — Troutdale	Owned	Customer Service, Marketing, Fuel, Repair
Texas — Corsicana	Owned	Customer Service, Marketing, Fuel, Repair
Texas — El Paso	Owned/ Leased	Customer Service, Marketing, Fuel, Repair
Texas — Irving	Leased	Customer Service, Marketing, Fuel, Repair
Texas — Laredo	Owned	Customer Service, Marketing, Fuel, Repair
Utah — Salt Lake City	Owned	Customer Service, Marketing, Fuel, Repair
Washington — Sumner	Leased	Marketing, Fuel, Repair
Midwest Region
Illinois — Manteno	Owned	Customer Service, Fuel, Repair
Indiana — Gary	Owned	Customer Service, Fuel, Repair
Indiana — Shoals	Owned	Customer Service, Fuel, Repair
Kansas — Edwardsville	Owned	Customer Service, Marketing, Fuel
Michigan — New Boston	Owned	Customer Service, Fuel, Repair
Minnesota — Invergrove Heights	Leased	Marketing, Repair
Ohio — Columbus	Owned	Customer Service, Fuel, Repair

Location	Owned or Leased	Description

Tennessee — Memphis	Owned	Customer Service, Marketing, Fuel, Repair
Wisconsin — Town of Menasha	Owned	Fuel, Repair
East Region
Florida — Ocala	Owned	Customer Service, Fuel, Repair
Georgia — Decatur	Owned	Customer Service, Marketing, Fuel, Repair
North Carolina — Eden	Owned	Customer Service, Fuel, Repair
New Jersey — South Plainfield	Owned	Repair
New York — Syracuse	Owned	Fuel, Repair
Pennsylvania — Jonestown	Owned	Fuel, Repair
South Carolina — Greer	Owned	Customer Service, Marketing, Fuel, Repair
Virginia — Richmond	Owned	Fuel, Repair
West Virginia — Martinsburg	Owned	Fuel, Repair

      As of December 31, 2002, the Company’s aggregate monthly rent for all leased properties was $347,000.

Item 3.     Legal Proceedings

      The Company is a party to routine litigation incidental to its business, primarily involving claims for personal injury or property damage incurred in the transportation of freight. The Company’s insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers to be adequate. The Company is not aware of any claims or threatened claims that might have a material adverse effect on the Company’s financial condition.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2002.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      The Company’s common stock is publicly traded on the Nasdaq National Market (“Nasdaq”) under the symbol “SWFT”. The following table sets forth the high and low sales prices of the common stock reported by Nasdaq for the periods shown.

	Common Stock

	High	Low

2002
First Quarter	$25.58	$20.38
Second Quarter	23.48	18.11
Third Quarter	23.90	14.94
Fourth Quarter	20.72	14.76

2001
First Quarter	$23.13	$13.50
Second Quarter	20.00	14.40
Third Quarter	22.55	15.00
Fourth Quarter	24.34	16.33

      On March 21, 2003, the last reported sales price of the Company’s common stock was $18.00 per share. At that date, the number of stockholder accounts of record of the Company’s common stock was 4,394. The Company estimates there are approximately 6,200 beneficial holders of the Company’s common stock.

      The Company has not paid cash dividends on its common stock in either of the two preceding fiscal years and our revolving credit facility and one of the Company’s notes payable includes limitations on the payment of cash dividends. It is the current intention of management to retain earnings to finance the growth of the Company’s business. Future payment of cash dividends will depend upon the financial condition, results of operations, and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

Factors That May Affect Future Stock Performance

      The performance of the Company’s common stock is dependent upon several factors, including those set forth below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”

      Influence by Principal Stockholder. Trusts established for the benefit of Jerry C. Moyes and his family beneficially own approximately 34% of the Company’s common stock. Accordingly, Mr. Moyes will have a significant influence upon the activities of the Company, as well as on all matters requiring approval of the stockholders, including electing members of the Company’s Board of Directors and causing or restricting the sale or merger of the Company. This concentration of ownership, as well as the ability of the Board to establish the terms of and issue preferred stock of the Company without stockholder approval, may have the effect of delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over their current market prices.

      Possible Volatility of Stock Price. The market price of the Company’s common stock could be subject to significant fluctuations in response to certain factors, including, among others, variations in the anticipated or actual results of operations of the Company or other companies in the transportation industry, changes in conditions affecting the economy generally, fluctuations in interest rates and fuel prices, increases in insurance premiums affecting the trucking industry generally, the depressed market for used tractors affecting the trucking industry generally, analysts’ reports or general trends in the industry, as well as other factors unrelated to the Company’s operating results.

Item 6.     Selected Financial and Operating Data

      The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2002 is derived from the Company’s Consolidated Financial Statements. The selected consolidated financial data has been restated to include the financial position, results of operations, and cash flows of M.S. Carriers (See Pooling of Interests note to the financial statements). The Consolidated Financial Statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002 and the independent auditors’ reports thereon, are included in Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K

	Years Ended December 31,

	2002	2001	2000	1999	1998(1)

	(Dollar Amounts in Thousands, Except per Share and per Mile Amounts)
Consolidated Statements of Earnings Data:
Operating revenue	$2,101,472	$2,112,221	$1,973,839	$1,688,954	$1,404,147
Earnings before income taxes	$96,108	$45,369	$110,014	$155,023	$133,098
Net earnings	$59,588	$27,221	$68,943	$97,418	$80,779
Diluted earnings per share	$.69	$.32	$.82	$1.12	$.93

	Years Ended December 31,

	2002	2001	2000	1999	1998(1)

	(Dollar Amounts in Thousands, Except per Share and per Mile Amounts)
Consolidated Balance Sheet Data (at end of year):
Working capital (deficit)	$(69,599)	$(24,299)	$29,426	$88,962	$68,488
Total assets	$1,654,482	$1,556,096	$1,573,463	$1,390,107	$1,124,292
Long-term obligations, less current portion	$183,470	$223,486	$377,056	$370,558	$289,803
Stockholders’ equity	$765,778	$735,203	$654,879	$622,509	$524,206
Operating Statistics (at end of year):
Operating ratio	94.4%	95.9%	92.8%	89.7%	89.6%
Pre-tax margin(2)	4.6%	2.1%	5.6%	9.2%	9.5%
Average line haul revenue per loaded mile(3)	$1.41	$1.41	$1.39	$1.35	$1.34
Deadhead percentage	14.1%	15.1%	14.1%	13.3%	13.0%
Average length of haul (in miles)	552	571	582	616	631
Total tractors at end of period:
Company-operated	12,939	12,748	11,460	10,223	8,323
Owner-operator	3,152	3,048	3,383	3,053	2,228
Trailers at end of period	48,233	45,729	43,411	38,088	30,512

(1)	Includes the results of operations from the acquisition of Challenger Motor Freight beginning March, 1998 and Interstate Trucking Corporation of America beginning November, 1998.

(2)	Pre-tax margin represents earnings before income taxes as a percentage of operating revenue. Because of the impact that equipment financing methods can have on the operating ratio (operating expenses as a percentage of operating revenue), the Company believes that the most meaningful comparative measure of its operating efficiency is its pre-tax margin, which takes into consideration both the Company’s total operating expenses and net interest expense as a percentage of operating revenue.

(3)	Excludes fuel surcharge revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Factors That May Affect Future Results and Financial Condition.”

Pooling of Interests

      On June 29, 2001, we acquired M.S. Carriers through the merger of a wholly owned subsidiary with and into M.S. Carriers (the “Merger”). The Merger has been accounted for as a pooling of interests. Accordingly, all historical financial data discussed below has been restated to include the financial position, results of operations, and cash flows of M.S. Carriers.

      In addition, the results for 2001 include:

•	a $7 million increase to M.S. Carriers insurance and claims reserves;

•	a $10.5 million adjustment, of which $8.5 million relates to the impairment of its 50% equity investment held by M.S. Carriers in Transportes EASO, the largest intra-Mexico truckload carrier, and $2 million is associated with the write off of a cash advance made to EASO in the third quarter of 2001; and

•	a $4.0 million adjustment for the change in market value of the interest rate derivative agreements of M.S. Carriers.

      Prior to the merger, M.S. Carriers calculated a range of claims reserves and recorded in their financial statements an amount that they believed was appropriate. We believed, based upon our experience with historical development trends, it was more appropriate to record amounts at a higher level within the range. Upon closing the merger with M.S. Carriers, we completed our evaluation of the claims exposure of M.S. Carriers and recorded a $7 million increase in this accrual.

      M.S. Carriers held the equity investment in Transportes EASO prior to its merger with Swift. Nothing came to our attention to indicate there was an impairment of this investment during the acquisition process or the period subsequent to the merger and prior to the August 2001 request from Transportes EASO management for an advance to meet its cash requirements. The $2 million cash advance to Transportes EASO was made in August 2001. As a result of this advance, we began an evaluation of this investment. Based upon our evaluation, it was our determination that there had been a significant decline in the value of EASO and that it was impaired. Therefore, we adjusted the carrying value of the investment.

Overview

      We are the largest publicly-held truckload carrier in the United States. As part of the truckload segment of the trucking industry, we transport freight for shippers in large quantities who generally pay for our services based upon miles of delivery. Our fleet of tractors and trailers is as follows:

	As of December 31,

	2002	2001	2000

Tractors:
Company
Owned	7,350	6,685	7,003
Leased	5,589	6,063	4,457

Total company	12,939	12,748	11,460

Owner-operator	3,152	3,048	3,383

Total	16,091	15,796	14,843

Trailers	48,233	45,729	43,411

      The Company tractors are either owned by the Company or financed under leases. Our fleet has operated on a three-year cycle for many years. Generally, we traded a tractor for a new tractor every three years. We are currently evaluating extending this three-year cycle.

      The owner-operators own their tractor and are responsible for operating costs. The owner-operators operate under the authority of the Company and are generally compensated based upon miles.

      Trucking revenue is revenue from freight hauled on our fleet. There are three factors that significantly impact our trucking revenue. First, as mentioned above, the truckload industry in which we operate is generally compensated based upon miles. Therefore, an increase in miles will increase the revenue. We monitor utilization of our tractors in the form of miles per tractor per week. The second factor is revenue per mile. Increases in revenue per mile will increase revenue. We monitor our revenue per mile on a daily basis. Finally, the percentage of miles our tractors travel that do not generate revenue, known as deadhead, will adversely affect revenue. We monitor deadhead miles on a daily basis.

      In addition to trucking revenue, our operating revenue includes fuel surcharge revenue and other revenue primarily for freight moved for our customers on rail or purchased transportation.

      We are also compensated, in some instances, for accessorial charges such as loading and unloading.

      We view our operating cost structure as approximately one-half variable and one-half fixed. Therefore, an increase in revenue will generally improve our operating margin percentage.

Critical Accounting Policies

Claims Accruals

      We are self-insured for some portion of our liability, property damage and cargo damage risk. This self-insurance results from buying insurance coverage with deductible amounts. Each reporting period we accrue the cost of the uninsured portion of pending claims. These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

      We have discussed the development and selection of this accounting estimate with the audit committee of the Board of Directors and the audit committee has reviewed the Company’s disclosure relating to it in this Annual Report on Form 10-K.

Revenue Recognition

      Operating revenues and related direct costs are recognized as of the date the freight is picked up for shipment. M.S. Carriers (see Pooling of Interests note) recognized revenue on the date freight was delivered. Beginning January 1, 2002, M.S. Carriers was operationally combined with the Company and recognizes revenue on the date freight is picked up for shipment. Our revenue recognition policy is consistent with method two under EITF 91-9. We do not believe the financial results derived from the application of this method differ materially from the results that would be derived under method three discussed within EITF 91-9 due to the Company’s relatively short length of haul.

Results of Operations for 2002, 2001 and 2000

      The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the years ending December 31:

	2002	2001	2000

Operating revenue	100%	100%	100%
Operating expenses:
Salaries, wages and employee benefits	36.9	37.0	34.2
Operating supplies and expenses	9.2	8.8	8.2
Fuel	12.4	13.0	13.4
Purchased transportation	17.1	17.3	20.2
Rental expense	4.1	4.7	3.6
Insurance and claims	4.1	4.5	2.7
Depreciation and amortization	7.0	6.8	6.8
Communications and utilities	1.3	1.4	1.3
Operating taxes and licenses	2.3	2.4	2.4

Total operating expenses	94.4	95.9	92.8

	2002	2001	2000

Operating income	5.6	4.1	7.2
Net interest expense	.9	1.5	1.7
Other (income) expense, net	.1	.5	(.1)

Earnings before income taxes	4.6	2.1	5.6
Income taxes	1.8	.8	2.1

Net earnings	2.8%	1.3%	3.5%

      Our net earnings declined from $68.9 million in 2000 to $27.2 million in 2001. While our operating revenue increased $138 million, the incremental profit from the increased volume was more than offset by the merger related adjustments, increased deadhead, rising insurance costs and increased operating supplies as we standardized our fleets.

      In 2002, our net earnings increased to $59.6 million. Although trucking revenue was down 1% from 2001, lower interest expense, the lack of integration adjustments, and merger related synergies all contributed to our rise in net earnings.

Revenue

      As discussed above, we believe there are three factors that have a significant impact on our trucking revenue. These three factors, along with operating revenue and its components (dollars in thousands) are shown in the table below for the last three years.

	2002	2001	2000

Trucking revenue	$1,976,411	$1,992,907	$1,808,744
Fuel surcharge revenue	37,817	59,449	65,691
Other revenue	87,244	59,865	99,404

Operating revenue	$2,101,472	$2,112,221	$1,973,839

Miles per tractor per week	2,049	2,084	2,090
Revenue per loaded mile	$1.4141	$1.4144	$1.3867
Deadhead percentage	14.14%	15.12%	14.08%

      Our trucking revenue decreased by approximately 1.0% in 2002 compared to 2001 and increased 10.2% in 2001 compared to 2000. Comparing 2002 to 2001, the improvement in deadhead percentage and revenue per loaded mile was offset by a decrease in utilization. We began 2002 with approximately 650 trucks without drivers. The number of trucks without drivers decreased throughout 2002 and we ended the year with approximately 150 trucks without drivers. Comparing 2001 to 2000, the increase in deadhead percentage and slight decrease in utilization was more than offset by our increase in revenue per loaded mile.

      Other revenue increased in 2002 compared to 2001 primarily due to an increase in freight moved for our customers on rail and Mexican carriers. In July 2000, we transferred our logistics business and associated intangible assets to Transplace, an Internet-based logistics company we commonly own with four other truckload carriers. Therefore, 2000 included $43 million of other revenue that did not recur in 2002 or 2001. We own approximately 29% of Transplace and account for our investment in Transplace using the equity method of accounting.

Operating Expenses

      Our most significant operating costs are salaries, wages and employee benefits, fuel and purchased transportation. Our salaries, wages and employee benefits were 36.9%, 37.0% and 34.2% of operating revenue in 2002, 2001 and 2000, respectively. The percentage decreased slightly in 2002 as we experienced some headcount attrition that was offset by an increase in workers’ compensation costs. Our deductible amount for workers’ compensation rose from zero to $350,000 per incident in 2002. Beginning in 2003, this deductible amount for workers’ compensation will rise from $350,000 to $500,000 per incident. This percentage rose in 2001 as the mix in the company owned portion of our total fleet increased as the owner operator portion decreased. This increase is also due to the impact of reduced utilization and an increase in dedicated business with fixed pay driver wages.

      From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.

      Fuel was 12.4%, 13.0% and 13.4% of operating revenue in 2002, 2001 and 2000, respectively. This percentage is primarily affected by fuel prices. Our average fuel cost per gallon was $1.21, $1.28 and $1.30, in 2002, 2001 and 2000, respectively.

      Increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, would have an adverse effect on our operations and profitability. We believe that the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet and to implement fuel surcharges when such an option is necessary and available. We do not use derivative-type hedging products, but periodically evaluate their possible use.

      Purchased transportation was 17.1%, 17.3% and 20.2% of operating revenue in 2002, 2001 and 2000, respectively. This percentage has dropped as our owner operator fleet has decreased from 3,383 at December 31, 2000 to 3,152 at December 31, 2002.

      Insurance and claims was 4.1%, 4.5% and 2.7% of operating revenue in 2002, 2001 and 2000, respectively. The year ended December 31, 2001 includes a $7 million increase to M.S. Carriers insurance and claims reserves and $4.1 million of increased insurance premiums, with the same coverage, over the prior year. We experienced an increase in auto liability claims and cargo theft claims in 2001 when compared to 2000.

      As discussed under Critical Accounting Policies, we are self-insured for some portion of our liability, property damage and cargo damage risk. We buy insurance coverage with deductible amounts. Beginning in 2003, the deductible amount for general liability will rise from $250,000 to $1,000,000 per incident. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

      As we discussed in the notes to our financial statements, we entered into a settlement agreement with an insurance company. Pursuant to this settlement, the insurance company agreed to provide certain insurance coverage, at no cost to the Company, through December 2004, in exchange our releasing all claims that were the subject of the litigation. We will recognize this settlement amount as a reduction of insurance expense as the insurance coverage is provided during the period from July 1, 2002 through December 31, 2004. In addition, we deferred the $21.1 million of legal expenses, which were paid pursuant to a contingent fee arrangement based upon our estimate of the value of the insurance provided of between $65 million and $74 million. These legal expenses are being amortized on a straight-line basis over the thirty-month period beginning July 1, 2002. In the event that we do not receive the future insurance coverage due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers, we will receive a reimbursement of our legal expenses on a declining basis ranging from $15.8 million through December 15, 2002 to $3.9 million through July 1, 2004.

      When it is economically advantageous to do so, we will purchase and then resell tractors that we currently lease by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rental expense. We also generate gains from the sale of tractors we own. These gains are recorded as a reduction of depreciation expense. These gains are summarized below.

	2002	2001	2000

	(In thousands)
Gain on sale of leased tractors	$1,817	$338	$1,100
Gain on sale of owned tractors	$4,356	$1,600	$8,900

Other Expenses

      Our largest pre-tax non-operating expense is interest. Our debt balance combining the operating line of credit, accounts receivable securitization, capital leases and other debt was $402 million, $401 million and $560 million at December 31, 2002, 2001 and 2000, respectively.

      As shown below, our interest expense, net of the impact of the derivative agreements decreased in 2001 as we reduced debt by $159 million. Our interest expense further decreased in 2002 as we shifted to lower cost borrowings and interest rates continued to decline.

	2002	2001	2000

	(In thousands)
Interest expense	$21,979	$33,393	$34,117
Less: derivative agreements	5,897	4,050

Interest expense, net of derivative agreements	$16,082	$29,343	$34,117

      Included in other expense in 2002 was the Company’s share of a nonrecurring charge within the earnings of our equity investment in Transplace, which amounted to $1.3 million. Other expense in 2001 included an $8.5 million adjustment for the impairment of the 50% equity investment held by M.S. Carriers in Transportes EASO, and the equity loss of $3.0 million for Transplace.

      Our effective tax rate was 38%, 40% and 37.3% in 2002, 2001 and 2000, respectively. The increase in 2001 was primarily due to the nondeductible portion ($5.2 million) of the EASO impairment adjustment.

Liquidity and Capital Resources

      Our cash flow sources and uses by operating, investing and financing activities are shown below:

	2002	2001	2000

	(In thousands)
Net cash provided by operating activities	$266,716	$262,937	$172,029
Net cash used in investing activities	$(235,547)	$(155,154)	$(204,051)
Net cash (used in) provided by financing activities	$(37,930)	$(113,270)	$41,449

      Although net earnings increased substantially, our cash provided by operating activities increased slightly in 2002 compared to 2001 primarily because our accounts receivable increased by a comparable amount. Our cash provided by operating activities increased in 2001 compared to 2000 despite lower net earnings. This was a result of an increase in accounts payable, accrued liabilities and claims accruals and a decrease in accounts receivable.

      Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. Our capital expenditures, net of cash sales proceeds were $219 million, $165 million and $183 million in 2002, 2001 and 2000, respectively. In addition, we made equity investments of $21 million in 2000 and loans to investment entities of $16 million in 2002.

      Regarding our financing activities, in 2002 we repurchased $52 million of our common stock and received $14 million from issuance of stock to our employees under the stock option and stock purchase plans. In 2001, we repaid a total of $161 million of long-term debt, capital leases and borrowings under revolving credit agreement and received $20 million from our public stock offering and $27 million from issuance of stock to our employees. In 2000, we increased our borrowings $80 million and repurchased $44 million of our common stock while receiving $6 million from issuance of stock to our employees.

      As of December 31, 2002 and 2001 we had a working capital deficit of $69,599 and $24,299, respectively, and as of December 31, 2000, our working capital was $29,426. As discussed in the notes to the financial statements, the accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization but the increase in fixed assets or treasury stock is not included in working capital.

      As of December 31, 2002, we have $136.4 million of borrowings and $65.9 million of letters of credit outstanding on our $255 million line of credit, leaving $52.7 million available. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 62.5 to 137.5 basis points, as defined in the Credit Agreement (currently 70 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 17.5 to 25 basis points (currently 20 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined).

      Our accounts receivable securitization allows us to sell up to $200 million of our eligible trade accounts receivable to a financial institution. As of December 31, 2002, we had received sales proceeds of $169 million.

      As of December 31, 2002, we had commitments outstanding to acquire replacement and additional revenue equipment for approximately $27 million. We have the option to cancel such commitments upon 60 days notice. We believe it will be able to support these acquisitions of revenue equipment through debt and lease financings and cash flows generated by operating activities.

      During the year ended December 31, 2002, we incurred approximately $39 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

      We anticipate that we will expend approximately $40 million in 2003 for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

      We believe we will be able to finance needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth, with cash flows from operations, borrowings available under the line of credit, accounts receivable securitization and with long-term debt and lease financing believed to be available to finance revenue equipment purchases. Over the long term, we will continue to have significant capital requirements, which may require us to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions, the market price of our common stock and other factors over which we have little or no control.

Off-Balance Sheet Arrangements

      As discussed in the Commitments note to the financial statements, we have guaranteed certain financing arrangements of entities in which we hold equity interests. These guarantees were issued to assist these entities when entering into financing arrangements. Furthermore, the Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess of the guarantee amount above the fair market value, if any. The maximum potential amount of future payments the Company would be required to make under these guarantees is $149 million. The Company utilizes operating leases as an additional financing source.

Contractual Obligations

      The tables below summarize our contractual obligations as of December 31, 2002.

	Payments due by period

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

Long-Term Debt(1)	$149,176	$3,389	$142,787	$3,000	$
Capital Lease Obligations	83,515	45,787	35,953	1,775
Operating Leases(2)	134,533	64,196	57,204	13,070	63
Purchase Obligations
Other Long-Term Obligations

Total Contractual Obligations	$367,224	$113,372	$235,944	$17,845	$63

(1)	We expect to refinance the $136.4 million line of credit included in Long-Term Debt upon maturity.

(2)	Operating leases include an interest element within the commitment amount as opposed to the Long-Term Debt and Capital Lease Obligations amounts, which do not include an interest element.

Inflation

      Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect our results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years.

Seasonality

      In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments after the winter holiday season. Our operating expenses also tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time.

Accounting Standards Not Yet Adopted by the Company

      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standard (“SFAS”) and Interpretations (“FIN”) for which the required implementation dates have not yet become effective. Those standards that may materially impact the Company are discussed below.

      In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” was issued. This standard provides guidance on the transition, if a company so elects, from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, which the Company currently uses, to the fair value method of accounting under SFAS No. 123. In addition, this standard now requires certain disclosures in our interim financial statements that previously were only required in our Annual Report on Form 10K. The standard is effective for the Company beginning January 1, 2003. The Company has not yet made a decision on the adoption of the fair value method of accounting for stock options under SFAS No. 123.

      In November 2002, FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This standard requires a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The standard also elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The recognition provisions of this standard apply to guarantees issued or modified after December 31, 2002. The disclosure provisions of this standard apply to our financial statements for the year ended December 31, 2002. Under this new standard, the Company will be required to recognize a liability for the guarantee of residual values on any new operating leases or any other guarantees it modifies or issues. Presently, the Company is not able to estimate the impact on its financial statements of the implementation of the recognition provisions of this standard.

Factors That May Affect Future Results and Financial Condition

      The Company’s future operating results and financial condition are dependent on the Company’s ability to successfully provide truckload carrier services to meet dynamic customer demand patterns. Inherent in this process are a number of factors that the Company must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect the Company’s future operating results and financial condition include, without limitation, the factors discussed below.

      General Economic and Business Factors. The Company’s business is dependent upon a number of factors that may have a material adverse effect on its results of operations, many of which are beyond the Company’s control. These factors include excess capacity in the trucking industry, significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees and insurance and claims costs, to the extent not offset by increases in freight rates or fuel surcharges, and difficulty in attracting and retaining qualified drivers and owner operators. The Company’s results of operations also are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as retail, manufacturing and paper products) in which the Company has a concentration of customers. In addition, the Company’s results of operations are affected by seasonal factors. Customers tend to reduce shipments after the winter holiday season and the Company’s operating expenses tend to be higher in the winter months primarily due to colder weather which causes higher fuel consumption from increased idle time.

      Competition. The trucking industry is extremely competitive and fragmented. The Company competes with many other truckload carriers of varying sizes and, to a lesser extent, with railroads. Competition has created downward pressure on the truckload industry’s pricing structure. There are some trucking companies with which the Company competes that have greater financial resources than the Company, and one may own more revenue equipment and carry a larger volume of freight than the Company.

      Capital Requirements. The trucking industry is very capital intensive. The Company depends on cash from operations, operating leases and debt financing for funds to expand the size of its fleet and maintain modern revenue equipment. If the Company were unable in the future to enter into acceptable financing arrangements, it would have to limit its growth and might be required to operate its revenue equipment for longer periods, which could have a material adverse effect on the Company’s operating results.

      Acquisitions. The growth of the Company has been dependent in part upon the acquisition of trucking companies throughout the United States. To date, the Company has been successful in identifying trucking companies to acquire and in integrating such companies’ operations into the Company’s operations. The Company may face competition from transportation companies or other third parties for acquisition opportunities that become available. There can be no assurance that the Company will identify acquisition candidates that will result in successful combinations in the future. Any future acquisitions by the Company may result in the incurrence of additional debt, which could adversely affect the Company’s profitability, or could involve the potentially dilutive issuance of additional equity securities. In addition, acquisitions involve numerous risks, including difficulties in assimilation of the acquired company’s operations particularly in the period immediately following the consummation of such transactions, the diversion of the attention of the Company’s management from other business, and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a material adverse effect on the Company’s business and operating results.

      Dependence on Key Personnel. The Company is highly dependent upon the services of Mr. Jerry Moyes, Chairman of the Board, President and Chief Executive Officer, Mr. William F. Riley, III, Senior Executive Vice President, Mr. Gary Enzor, Chief Financial Officer, Mr. Rodney K. Sartor, Executive Vice President, Mr. Patrick J. Farley, Executive Vice President, Mr. Kevin H. Jensen, Executive Vice President, Mr. Michael S. Starnes, President of M.S. Carriers, and Mr. James W. Welch, Senior Vice President of M.S.

Carriers. Mr. Moyes has other significant business interests to which he devotes his time and efforts, including serving as Chairman of Central Freight Lines, Inc., a regional less-than-truckload carrier. Mr. Moyes is also the largest stockholder of Central Freight Lines. Although the Company believes it has an experienced and talented management group, the loss of the services of Mr. Moyes, Mr. Riley, Mr. Enzor, Mr. Sartor, Mr. Farley, Mr. Jensen could have a material adverse effect on the Company’s operations and future profitability. The Company does not have employment agreements with nor does it maintain key man life insurance on Messrs. Riley, Enzor, Sartor, Farley, or Jensen. The Company does not have an employment agreement with but does maintain key man life insurance on Mr. Moyes. The Company has employment agreements with Messrs. Starnes and Welch, which were entered into in connection with the merger with M.S. Carriers, but does not maintain key man life insurance on any of them. The employment agreement with Mr. Starnes expires June 29, 2004, and the employment agreement with Mr. Welch expires on June 29, 2006.

      Regulation. The Company is regulated by the United States Department of Transportation. This regulatory authority exercises broad powers, generally governing activities such as authorization to engage in motor carrier operations, safety, financial reporting, and certain mergers, consolidations and acquisitions. Swift may also become subject to new or more comprehensive or restrictive regulations relating to fuel emissions, ergonomics and limitations on hours of service. The increased cost of complying with such regulations could have a material adverse effect on Swift’s business and operating results.

      In addition, the Company’s operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks. If the Company should be involved in a spill or other accident involving hazardous substances or if the Company were found to be in violation of applicable laws or regulations, it could have a material adverse effect on the Company’s business and operating results.

      Used Equipment Market. Swift relies on the sale of used equipment to offset the cost of purchasing new equipment. In the past two years, used tractor values have deteriorated significantly. Should this trend continue, it could have a material adverse effect on Swift’s business and operating results.

      Claims Exposure; Insurance. The Company currently self-insures for liability resulting from cargo loss, personal injury, workers’ compensation, and property damage, and maintains insurance with licensed insurance companies above its limits on self-insurance. To the extent the Company were to experience an increase in the number of claims for which it is self-insured, the Company’s operating results would be materially adversely affected. In addition, significant increases in insurance costs, to the extent not offset by freight rate increases, would reduce the Company’s profitability.

      Dependence on Key Customers. A significant portion of the Company’s revenue is generated from key customers. During 2002, the Company’s top 25, 10 and 5 customers accounted for 50%, 34% and 25% of revenues, respectively. The Company does not have long-term contractual relationships with many of its key customers, and there can be no assurance that the Company’s relationships with its key customers will continue as presently in effect. A reduction in or termination of the Company’s services by a key customer could have a material adverse effect on the Company’s business and operating results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company has interest rate exposure arising from the Company’s line of credit ($136 million), capital lease obligations ($42 million) of and accounts receivable securitization ($169 million), all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s interest expense by $2.8 million.

Item 8.	Financial Statements and Supplementary Data

      Consolidated Financial Statements of the Company as of December 31, 2002 and 2001 for each of the years in the three-year period ended December 31, 2002, together with related notes and the reports of KPMG LLP and Ernst and Young LLP, independent certified public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 16 of this Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Swift Transportation Co., Inc.:

      We have audited the accompanying consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      The consolidated financial statements of Swift Transportation Co., Inc. for the year ended December 31, 2000, have been restated to reflect the pooling-of-interests transaction with MS Carriers, Inc. as described in Note 2 to the consolidated financial statements. We did not audit the 2000 consolidated financial statements of MS Carriers, Inc., which statements reflect total revenues constituting 36 percent of the consolidated total. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for MS Carriers, Inc. for the year ended December 31, 2000, is based solely on the report of the other auditors.

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

      In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 13 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

KPMG LLP

Phoenix, Arizona
February 7, 2003, except as to Note 27,
as to which the date is February 21, 2003

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands,
	except share data)
ASSETS
Current assets:
Cash	$7,930	$14,151
Accounts receivable, net	272,545	248,725
Equipment sales receivables	11,100	2,107
Inventories and supplies	16,031	11,682
Prepaid taxes, licenses and insurance	19,021	26,881
Assets held for sale	8,274
Deferred income taxes	2,262	13,932

Total current assets	337,163	317,478

Property and equipment, at cost:
Revenue and service equipment	1,476,183	1,401,646
Land	47,855	42,852
Facilities and improvements	213,421	197,681
Furniture and office equipment	70,315	66,319

Total property and equipment	1,807,774	1,708,498
Less accumulated depreciation and amortization	548,937	501,853

Net property and equipment	1,258,837	1,206,645

Investment in Transplace	4,282	7,517
Notes receivable from Trans-Mex	11,649	3,475
Deferred legal fees	16,892
Other assets	16,759	12,081
Goodwill	8,900	8,900

	$1,654,482	$1,556,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,192	$57,229
Accrued liabilities	52,161	58,925
Current portion of claims accruals	83,188	48,416
Current portion of long-term debt	3,389	3,546
Current portion of obligations under capital leases	45,832	57,661
Securitization of accounts receivable	169,000	116,000

Total current liabilities	406,762	341,777

Borrowings under revolving credit agreement	136,400	117,000
Long-term debt, less current portion	9,387	16,340
Obligations under capital leases	37,683	90,146
Claims accruals, less current portion	65,011	55,975
Deferred income taxes	223,514	195,605
Fair value of interest rate swaps	9,947	4,050
Stockholders’ equity:
Preferred stock, par value $.001 per share authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share authorized 200,000,000 shares; issued 90,182,273 and 89,049,519 shares in 2002 and 2001, respectively	90	89
Additional paid-in capital	272,099	249,410
Retained earnings	583,480	523,892
Treasury stock, at cost (6,237,077 and 3,157,850 shares in 2002 and 2001, respectively)	(89,891)	(37,935)
Other equity items		(253)

Total stockholders’ equity	765,778	735,203

Commitments and contingencies	$1,654,482	$1,556,096

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except share data)
Operating revenue	$2,101,472	$2,112,221	$1,973,839

Operating expenses:
Salaries, wages and employee benefits	776,206	782,222	674,936
Operating supplies and expenses	192,633	185,698	161,204
Fuel	260,569	274,752	265,055
Purchased transportation	358,871	365,596	398,807
Rental expense	86,166	99,387	71,044
Insurance and claims	86,078	93,654	53,853
Depreciation and amortization	147,401	144,312	134,395
Communications and utilities	27,473	28,221	25,400
Operating taxes and licenses	48,936	50,755	46,809

Total operating expenses	1,984,333	2,024,597	1,831,503

Operating income	117,139	87,624	142,336

Other (income) expenses:
Interest expense	21,979	33,393	34,117
Interest income	(2,353)	(1,200)	(742)
Other	1,405	10,062	(1,053)

Other (income) expenses, net	21,031	42,255	32,322

Earnings before income taxes	96,108	45,369	110,014
Income taxes	36,520	18,148	41,071

Net earnings	$59,588	$27,221	$68,943

Basic earnings per share	$.70	$.32	$.83

Diluted earnings per share	$.69	$.32	$.82

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional				Total
			Paid-In	Retained	Treasury	Other	Stockholders’
	Shares	Par Value	Capital	Earnings	Stock	Equity	Equity

	(In thousands, except share data)
Balances, December 31, 1999	86,730,888	$87	$197,885	$447,802	$(21,187)	$(2,088)	$622,499
Issuance of common stock under stock option and employee stock purchase plans	804,015		6,478				6,478
Income tax benefit arising from the exercise of stock options			900				900
Amortization of deferred compensation			478				478
Repurchase and cancellation of treasury stock	(2,159,170)	(2)	(6,837)	(20,074)			(26,913)
Notes receivable from officers						(852)	(852)
Foreign currency translation						94	94
Purchase of 1,295,300 shares of treasury stock					(16,748)		(16,748)
Net earnings				68,943			68,943

Balances, December 31, 2000	85,375,733	85	198,904	496,671	(37,935)	(2,846)	654,879
Issuance of common stock under stock option and employee stock purchase plans	2,353,786	3	27,230				27,233
Issuance of common stock upon public offering	1,320,000	1	20,063				20,064
Income tax benefit arising from the exercise of stock options			2,491				2,491
Amortization of deferred compensation			722				722
Notes receivable from officers						852	852
Foreign currency translation						1,741	1,741
Net earnings				27,221			27,221

Balances, December 31, 2001	89,049,519	89	249,410	523,892	(37,935)	(253)	735,203
Issuance of common stock under stock option and employee stock purchase plans	1,132,754	1	13,567				13,568
Income tax benefit arising from the exercise of stock options			7,932				7,932
Amortization of deferred compensation			1,190				1,190
Foreign currency translation						253	253
Purchase of 3,079,227 shares of treasury stock					(51,956)		(51,956)
Net earnings				59,588			59,588

Balances, December 31, 2002	90,182,273	$90	$272,099	$583,480	$(89,891)	$	$765,778

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002		2001		2000

	(In thousands)
Cash flows from operating activities:
Net earnings		$59,588		$27,221		$68,943
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization		143,073		143,257		135,252
Deferred income taxes		27,379		16,066		25,112
Income tax benefit arising from the exercise of stock options		7,932		2,491		900
Provision for losses on accounts receivable		6,579		4,734		2,332
Amortization of deferred compensation		1,190		722		478
Fair market value of interest rate swaps		5,897		4,050
EASO impairment adjustment				10,447
Impairment of property		3,100
Amortization of deferred legal fees		4,238
Increase (decrease) in cash resulting from changes in:
Accounts receivable		(14,092)		20,670		(39,198)
Inventories and supplies		(4,349)		(1,534)		(1,556)
Prepaid expenses and other current assets		7,860		7,719		(10,181)
Other assets		(15,863)		(4,102)		(2,371)
Accounts payable, accrued liabilities and claims accruals		34,184		31,196		(7,682)

Net cash provided by operating activities		266,716		262,937		172,029

Cash flows from investing activities:
Proceeds from sale of property and equipment		117,099		59,254		172,880
Capital expenditures		(335,688)		(224,259)		(355,995)
Equity investment						(21,007)
Loans to investment entities		(15,851)				(4,384)
Repayment of notes receivables		1,000		4,052
Other						(1,500)
Payments received on equipment sales receivables		(2,107)		5,799		5,955

Net cash used in investing activities		(235,547)		(155,154)		(204,051)

Cash flows from financing activities:
Repayments of long-term debt and capital leases		(71,402)		(122,567)		(43,788)
Borrowings under line of credit		182,900		178,000
Repayments of borrowings under line of credit		(163,500)		(215,000)		6,299
Change in borrowings under accounts receivable securitization		53,000		(1,000)		117,000
Proceeds from public offering				20,064
Proceeds from sale of common stock		13,568		27,233		5,610
Purchase of treasury stock		(51,956)				(43,672)

Net cash provided (used) by financing activities		(37,390)		(113,270)		41,449

Net (decrease) increase in cash		(6,221)		(5,487)		9,427
Cash at beginning of year		14,151		19,638		10,211

Cash at end of year		$7,930		$14,151		$19,638

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest		$14,726		$29,809		$32,227

Income taxes	$			$3,016		$9,796

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables		$11,100		$2,107		$5,788

Direct financing for purchase of equipment	$			$5,605		$5,063

Notes receivable from officers	$		$			$852

Note receivable from property sale	$			$1,715	$

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, 2001 AND 2000

(1) Summary of Significant Accounting Policies

Description of Business

      Swift Transportation Co., Inc., a Nevada holding company, together with its wholly-owned subsidiaries (“Company”), is a national truckload carrier operating throughout the continental United States. The Company operates a national terminal network and a fleet of approximately 16,000 tractors from its headquarters in Phoenix, Arizona.

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

Property and Equipment

      Property and equipment are stated at cost. Gains and losses from the sale of revenue equipment are included as a component of depreciation expense. Gains and losses in 2002, 2001 and 2000 were $8.1 million and $3.7 million, $3.4 million and $1.8 million and $10.8 million and $1.9 million, respectively.

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

      To obtain certain tax incentives, the Company financed the construction of its Edwardsville, Kansas terminal with municipal bonds issued by the city. Subsequently, the Company purchased 100% of the bonds and intends to hold them to maturity, effectively financing the construction with internal cash flow. The Company has offset the investment in the bonds ($6.1 million) against the related liability and neither is reflected on the consolidated balance sheet.

Goodwill

      Goodwill represents the excess of purchase price over fair value of net assets acquired. Such goodwill was being amortized on the straight-line method over periods ranging from 5 to 20 years. Accumulated amortization was $8,093,000 at December 31, 2002 and 2001. The Company adopted Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. This standard eliminates amortization of goodwill and replaces it with a test for impairment. The Company has $8.9 million of goodwill. The Company amortized $1.4 million of goodwill for each of the years ended December 30, 2001 and 2000, respectively. Basic earnings per share would have been $.34 and $.84 per share for the years ended

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2001 and 2000 and diluted earnings per share would have been $.34 and $.83 per share for the years ended December 31, 2001 and 2000 without goodwill amortization. Also, see the footnote on Equity Investment — Transplace for further discussion.

Revenue Recognition

      Operating revenues and related direct costs are recognized as of the date the freight is picked up for shipment. M.S. Carriers (see Pooling of Interests note) recognized revenue on the date freight was delivered. Beginning January 1, 2002, M.S. Carriers was operationally combined with the Company and recognizes revenue on the date freight is picked up for shipment. Our revenue recognition policy is consistent with method two under EITF 91-9. We do not believe the financial results derived from the application of this method differ materially from the results that would be derived under method three discussed within EITF 91-9 due to the Company’s relatively short length of haul.

Stock Compensation Plans

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan. The compensation cost that has been charged against income for its Fixed Stock Option Plans was $1,190,000, $722,000 and $478,000 for 2002, 2001 and 2000, respectively.

      Had compensation cost for the Company’s four stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		2002	2001	2000

Net earnings (in thousands)	As Reported	$59,588	$27,221	$68,943
	Add: Compensation expense, using intrinsic method, net of tax	738	445	295
	Deduct: Compensation expense, using fair value method, net of tax	(4,177)	(3,395)	(2,999)

	Pro forma	$56,149	$24,271	$66,239

Basic earnings per share	As Reported	$.70	$.32	$.83

	Pro forma	$.66	$.29	$.80

Diluted earnings per share	As Reported	$.69	$.32	$.82

	Pro forma	$.65	$.28	$.79

      Pro forma net earnings reflect only options granted in 1995 through 2002. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

Income Taxes

      The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. Deferred tax assets

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting Standards Not Yet Adopted by the Company

      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standard (“SFAS”) and Interpretations (“FIN”) for which the required implementation dates have not yet become effective. Those standards that may materially impact the Company are discussed below.

      In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” was issued. This standard provides guidance on the transition, if a company so elects, from the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, which the Company currently uses, to the fair value method of accounting under SFAS No. 123. In addition, this standard now requires certain disclosures in our interim financial statements that previously were only required in our Annual Report on Form 10K. The standard is effective for the Company beginning January 1, 2003. The Company has not yet made a decision on the adoption of the fair value method of accounting for stock options under SFAS No. 123.

      In November 2002, FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” was issued. This standard requires a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The standard also elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. The recognition provisions of this standard apply to guarantees issued or modified after December 31, 2002. The disclosure provisions of this standard apply to our financial statements for the year ended December 31, 2002. Under this new standard, the Company will be required to recognize a liability for the fair value of the guarantee of residual values on any new operating leases or any other guarantees it modifies or issues. Presently, the Company is not able to estimate the impact on its financial statements of the implementation of this standard.

(2) Pooling of Interests

      These consolidated financial statements include the accounts of M.S. Carriers, Inc. (“M.S. Carriers”), also a publicly-held truckload carrier, which merged with a subsidiary of the Company on June 29, 2001 (the “Merger”). In exchange for 19,464,322 shares of the Company’s common stock, M.S. Carriers became a wholly owned subsidiary of the Company. The Merger was accounted for as a pooling of interests.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The results of operations for the six months ended June 30, 2001 (period prior to merger) included in the consolidated financial statements are as follows:

(In thousands)

Operating revenue:
Swift	$677,437
MS Carriers	367,712

$1,045,149

Net earnings (loss):
Swift	$13,463
MS Carriers	(2,073)

$11,390

      See the Industry Segment footnote for a reconciliation of the Company’s operating revenue and earnings to those previously reported.

(3) Accounts Receivable

      Accounts receivable consists of:

	December 31,

	2002	2001

	(In thousands)
Trade customers	$259,626	$239,191
Equipment manufacturers	5,453	2,707
Income tax receivable	9,968	11,162
Other	9,683	6,325

	284,730	259,385
Less allowance for doubtful accounts	12,185	10,660

	$272,545	$248,725

      The schedule of allowance for doubtful accounts is as follows:

	Beginning			Ending
	Balance	Additions	Deductions	Balance

	(In thousands)
Years ended December 31:
2002	$10,660	$6,579	$(5,054)	$12,185

2001	$13,164	$8,483	$(10,987)	$10,660

2000	$9,740	$15,148	$(11,724)	$13,164

(4) Assets Held for Sale

      As a result of the merger with M.S. Carriers, the Company anticipates it will dispose of certain duplicate facilities. As of December 31, 2002, the Company has identified two properties, which are stated at the lower of depreciated cost or fair value less costs to sell, and are classified as assets held for sale. The Company

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expects to dispose of these two properties within twelve months and does not expect any material loss on these dispositions.

      In February 2000, the Company sold a portion of assets related to the Company’s former corporate headquarters. There was no gain or loss on the sale of these assets. In December 2000, the Company recorded an adjustment to reduce the carrying value of these assets by $450,000 to reflect the effect of a pending sale of the remaining former corporate headquarters assets. In January 2001, the Company sold the remainder of the former corporate headquarters assets. The Company received $1,000,000 at the date of sale and $1,000,000 payments in February 2002 and February 2003.

      The Company recorded a $3.1 million expense in 2002 for the estimated excess of carrying value over the fair value of an office building in Memphis, Tennessee, which formerly was the corporate office of M.S. Carriers. Although the Company is currently utilizing some of the building, a sale of this property is anticipated in the near term. This expense, which was included in depreciation expense, was based upon a fair value determined by the Company using sale and asking prices of comparable properties and an independent appraisal.

(5) Equity Investment — Transplace

      The Company and four other large transportation companies contributed their transportation logistics businesses along with associated intangible assets to Transplace, a leading provider of logistics and transportation management services. Transplace commenced operations on July 1, 2000. The Company also contributed $10,000,000 to Transplace in 2000. The Company’s interest in Transplace, which is accounted for using the equity method, is approximately 29%. The Company recorded equity (losses) earnings of ($2.7) million, ($3.0) million and $0.5 million in other expense during the years ending December 31, 2002, 2001 and 2000, respectively for Transplace.

      The Company’s equity in the net assets of Transplace exceeds its investment account by approximately $30 million as of December 31, 2002 and 2001. As Transplace records amortization or impairment of goodwill and intangibles, the Company will accrete an equal amount of basis difference to offset such amortization or impairment.

(6) Note Receivable — Transmex

      The Company has advanced $11.6 million to Trans-Mex, Inc. S.A. de C. V., a Mexican corporation of which the Company owns 49% and intends to purchase the remaining 51% in February 2004. These loans, which are secured by equipment, bear interest at prime plus 2% with monthly payments of interest plus amortization of the principal over five years.

(7) Equity Investment — Transportes EASO

      In 2001, the Company recorded a $10.5 million adjustment to other expense in the statement of earnings, of which $8.5 million relates to the impairment of its 50% equity investment held by M.S. Carriers in Transportes EASO, the largest intra-Mexico truckload carrier, and $2 million is associated with the write off of a cash advance made to EASO in the third quarter of 2001. The Company’s investment in Transportes EASO is zero as of December 31, 2002 and 2001. See the Commitments footnote for guarantees of Transportes EASO debt and leases by the Company. We have discontinued applying the equity method to the investment in Transportes EASO. M.S. Carriers has guaranteed approximately $5.7 million of debt of Transportes EASO as of December 31, 2002. We have evaluated the market value of the trailers collateralizing the guaranteed debt and leases. We estimate the market value of these assets, using information provided by the world’s largest trailer leasing company, exceeds the amount of the underlying debt and leases

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that have been guaranteed. Therefore, upon any request to fulfill the guarantees, we would recover from the proceeds of the disposal of the collateralized assets.

(8) Accrued Liabilities

      Accrued liabilities consists of:

	December 31,

	2002	2001

	(In thousands)
Employee compensation	$33,003	$36,508
Fuel and mileage taxes	1,226	2,473
Other	17,932	19,944

	$52,161	$58,925

(9) Accounts Receivable Securitization

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

      Under the amended agreement, the Company can receive up to a maximum of $200 million of proceeds, subject to eligible receivables and will pay a program fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates on the proceeds received. The proceeds received will be reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of December 31, 2002 and 2001 there were $169 million and $116 million, respectively, of proceeds received.

(10) Borrowings Under Revolving Credit Agreement

      The Company has a $255 million unsecured revolving line of credit under an agreement with seven banks (the Credit Agreement), which matures on November 21, 2005. Interest on outstanding borrowings is based upon one of two options, which the Company selects at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 62.5 to 137.5 basis points, as defined in the Credit Agreement (currently 70 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 17.5 to 25 basis points (currently 20 basis points). As of December 31, 2002 and 2001, there was $136.4 and $117 million outstanding under the line of credit.

      The Credit Agreement requires the Company to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires the Company to maintain unencumbered assets of not less than 120% of indebtedness (as defined).

      The Credit Agreement includes financing for letters of credit up to $150 million. The Company has outstanding letters of credit primarily for workers’ compensation and liability self-insurance purposes totaling $48.4 million at December 31, 2002.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11) Long-Term Debt

      Long-term debt consists of the following:

	December 31,

	2002		2001

	(In thousands)
Note payable to financial institution bearing interest at Libor plus 1% payable quarterly with one principal payment due in 2004 secured by equipment	$		$3,499
Notes payable to commercial lending institutions with varying payments through the year 2005:
Fixed interest rates ranging from 3.8% to 4.8%		776	1,387
Note payable to insurance company bearing interest at 6.78% payable monthly with principal payments of $3,000,000 due in 2003 through 2006 secured by deed of trust on Phoenix facilities. Covenant requirements include minimum debt to equity and debt coverage ratios and tangible net worth. The covenants include limitations on dividends and treasury stock purchases		12,000	15,000

Total long-term debt		12,776	19,886
Less current portion		3,389	3,546

Long-term debt, less current portion		$9,387	$16,340

      The aggregate annual maturities of long-term debt as of December 31, 2002 are as follows:

Years Ending
December 31,	(In thousands)

2003	$3,389
2004	3,384
2005	3,003
2006	3,000

$12,776

      For the years ended December 31, 2002, 2001 and 2000, the Company capitalized interest related to self-constructed assets totaling $415,000, $784,000 and $1,210,000, respectively.

(12) Capital Leases

      The Company leases certain revenue equipment under capital leases. The Company’s capital leases contain guarantees of residual values. Certain leases contain renewal or fixed price purchase options. The leases are collateralized by revenue equipment with a cost of $140.4 million and $225.6 million and accumulated amortization of $46.1 million and $70.0 million at December 31, 2002 and 2001, respectively. The amortization of the equipment under capital leases is included in depreciation expense.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

December 31,
2002

(In thousands)
2003	$49,437
2004	20,915
2005	17,590
2006	1,815

Total minimum lease payments	89,757
Less: Amount representing interest	6,242

Present value of minimum lease payments	83,515
Less current portion	45,832

Capital lease obligations, long-term	$37,683

(13) Derivative Financial Instruments

      The Company adopted Statement of Financial Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities,” and its amendments, Statement 137 and 138, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value.

      The Company is a party to swap agreements that are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Since these instruments did not qualify for hedge accounting, the changes in the fair value of the interest rate swap agreements will be recognized in net earnings until maturities up to March 2009.

      For the years ended December 31, 2002 and 2001, the Company recognized a loss for the change in fair market value of the interest rate swap agreements of $5,897,000 and $4,050,000. The changes in fair market value of the interest rate swap agreements are recorded as interest expense.

(14) Commitments

Operating Leases

      The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 2002, the future minimum lease payments under noncancelable operating leases are as follows:

Years Ending	Revenue
December 31,	Equipment	Facilities	Total

	(In thousands)
2003	$62,414	$1,782	$64,196
2004	36,028	1,241	37,269
2005	19,287	648	19,935
2006	8,205	34	8,239
2007	4,797	34	4,831
Thereafter		63	63

Total minimum lease payments	$130,731	$3,802	$134,533

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The revenue equipment leases generally include purchase options exercisable at the completion of the lease. The Company recorded gains of approximately $1,800,000, $338,000, and $1,100,000 million from the sale of leased tractors in 2002, 2001, and 2000, respectively.

Purchase Commitments

      The Company had commitments outstanding to acquire revenue equipment for approximately $27 million at December 31, 2002. These purchases are expected to be financed by operating leases, debt, proceeds from sales of existing equipment and cash flows from operations. The Company has the option to cancel such commitments with 60 days notice.

Guarantees

      The Company has guaranteed approximately $3.8 million of debt of Trans-Mex, Inc. S. A. de C. V., a truckload carrier within the Republic of Mexico of which the Company owns 49%. This debt, with periods not exceeding five years, relates to the acquisition of revenue equipment.

      In addition, the Company has guaranteed approximately $5.7 million of debt of Transportes EASO.

      Furthermore, the Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess of the guarantee amount above the fair market value, if any. The maximum potential amount of future payments the Company would be required to make under these guarantees is $149 million.

(15) Earnings Per Share

      The computation of basic and diluted earnings per share is as follows:

	Year ending December 31,

	2002	2001	2000

	(In thousands, except
	per share amounts)
Net earnings	$59,588	$27,221	$68,943

Weighted average shares:
Common shares outstanding for basic earnings per share	85,502	83,781	82,627
Equivalent shares issuable upon exercise of stock options	1,426	1,937	1,051

Diluted shares	86,928	85,718	83,678

Basic earnings per share	$.70	$.32	$.83

Diluted earnings per share	$.69	$.32	$.82

      Equivalent shares issuable upon exercise of stock options exclude 436,000, 453,000 and 917,000 shares in 2002, 2001 and 2000, respectively, as the effect was antidilutive.

(16) Public Stock Offering

      The Company completed a public offering of 1,200,000 shares of its common stock on June 27, 2001. This offering generated proceeds of $18.2 million, net of expenses. An option by the underwriters to purchase an additional 120,000 shares was exercised on July 2, 2001 and generated additional proceeds of $1.8 million.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17) Stockholders’ Equity

      The Company purchased 3,079,227 and 3,454,470 shares of its common stock for a total cost of $52.0 million and $43.7 million during 2002 and 2000, respectively. All of the shares purchased in 2002 and a portion of these shares (1,295,300 shares) purchased in 2000 are being held as treasury stock and may be used for issuances under the Company’s employee stock option and purchase plans or for other general corporate purposes. The remainder of the shares purchased in 2000 (2,159,170 shares) were cancelled.

      The Board of Directors has authorized the Company to repurchase up to an additional 3,000,000 shares of its common stock. The first 1,000,000 shares of stock, of which 79,227 shares have been purchased as of December 31, 2002, may be purchased in the open market or in privately negotiated transactions at price levels set by the Board of Directors. The Board of Directors will establish criteria for the repurchase of the remaining 2,000,000 shares of stock at a future date.

Stock Option Plans

      The Company has a number of stock options under various plans. Options granted by M.S. Carriers have generally been granted with an exercise price equal to the market price on the grant date and expire on the tenth anniversary of the grant date. The options granted to M.S. Carriers employees vested on June 29, 2001. Options granted by Swift to employees have been granted with an exercise price equal to 85 percent of the market price on the grant date and expire on the tenth anniversary of the grant date. The majority of options granted by Swift to employees vest 20 percent per year beginning on the fifth anniversary of the grant date. Options granted to Swift non-employee directors have been granted with an exercise price equal to 85 percent of the market price on the grant date, vest on the grant date and expire on the sixth anniversary of the grant date.

      As of December 31, 2002, the Company is authorized to grant an additional 4.2 million shares.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 through 2002:

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected volatility	45%	45%	45%
Risk free interest rate	3.9%	5%	6.5%
Expected lives (days after vesting date)	150	110	73

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s fixed stock option plans as of December 31, 2002, 2001 and 2000, and changes during the years then ended on those dates is presented below:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,142,239	$10.89	7,962,604	$10.59	6,822,650	$10.37
Granted	2,059,500	$16.51	587,450	$16.83	2,306,000	$11.18
Exercised	(809,479)	$9.78	(2,031,817)	$10.88	(414,049)	$4.45
Forfeited	(447,773)	$15.68	(375,998)	$13.16	(751,997)	$13.69

Outstanding at end of year	6,944,487	$12.41	6,142,239	$10.94	7,962,604	$10.59

Options exercisable at year-end	1,245,367		1,740,948		1,359,168
Weighted-average fair value of options granted during the year	$12.10		$8.07		$6.56

      The following table summarizes information about fixed stock options outstanding at December 31, 2002:

		Options
		Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$4.86 to $10.01	1,286,187	3.32	$8.12	487,442	$7.54
$10.02 to $10.81	854,795	5.26	$10.15	143,745	$10.58
$11.10	1,882,600	7.41	$11.10	6,000	$11.10
$11.17 to $16.79	2,240,305	7.95	$15.32	509,580	$13.48
$17.14 to $20.15	680,600	8.95	$17.42	98,600	$18.90

	6,944,487	6.71	$12.41	1,245,367	$11.24

Employee Stock Purchase Plan

      Under the 1994 Employee Stock Purchase Plan, the Company is authorized to issue up to 4.5 million shares of common stock to full-time employees, nearly all of who are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Each employee is restricted to purchasing during each period a maximum of $12,500 of stock determined by using the beginning-of-period price. Under the Plan, the Company issued 324,155, 322,329 and 389,966 shares to 2,469, 2,475 and 2,243 employees in 2002, 2001 and 2000, respectively. Compensation cost

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is calculated as the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

	2002	2001	2000

Dividend yield	0%	0%	0%
Expected volatility	45%	45%	45%
Risk free interest rate	1.5%	5%	6%

      The weighted-average fair value of those purchase rights granted in 2002, 2001 and 2000 was $6.12, $5.24 and $4.19, respectively.

(18) Income Taxes

      Income tax expense consists of:

	2002	2001	2000

	(In thousands)
Current expense:
Federal	$16,904	$1,095	$21,174
State	1,000	186	2,441

	17,904	1,281	23,615

Deferred expense:
Federal	17,147	14,779	15,302
State	1,469	2,088	2,154

	18,616	16,867	17,456

	$36,520	$18,148	$41,071

      The Company’s effective tax rate was 38.0%, 40.0% and 37.3% in 2002, 2001 and 2000, respectively. The actual tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes) as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Computed “expected” tax expense	$33,638	$15,879	$38,505
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	2,166	1,250	2,953
Enterprise tax credit			(443)
Nondeductible portion of Transportes EASO investment adjustment		1,951
Other, net	716	(932)	56

	$36,520	$18,148	$41,071

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets:
Claims accruals	$56,690	$35,319
Accounts receivable due to allowance for doubtful accounts	3,820	2,183
Nondeductible accruals	2,331	2,084
Derivative financial instruments	3,800
Other	2,869	4,185

Total deferred tax assets	69,510	43,771

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(254,155)	(204,591)
Prepaid taxes, licenses and permits deducted for tax purposes	(7,266)	(8,734)
Contested liabilities	(22,532)
Other	(6,809)	(12,119)

Total deferred tax liabilities	(290,762)	(225,444)

Net deferred tax liability	$(221,252)	$(181,673)

      These amounts are presented in the accompanying consolidated balance sheets as follows:

	December 31,

	2002	2001

	(In thousands)
Current deferred tax asset	$2,262	$13,932
Noncurrent deferred tax liability	(223,514)	(195,605)

Net deferred tax liability	$(221,252)	$(181,673)

(19) Settlement of Litigation

      In June 2002, the Company entered into a settlement agreement with an insurance company. Pursuant to this settlement, the insurance company agreed to provide certain insurance coverage, at no cost to the Company, through December 2004 in exchange for the Company releasing all claims that were the subject of the litigation. The Company will recognize this settlement amount as a reduction of insurance expense as the insurance coverage is provided during the period from July 1, 2002 through December 31, 2004. In addition, the Company deferred $21.1 million of legal expenses, which were paid pursuant to a contingent fee arrangement based upon the Company’s estimated valuation of the insurance provided of between $65 million and $74 million. These legal expenses are being amortized on a straight-line basis over the thirty-month period beginning July 1, 2002. In the event that the Company does not receive the future insurance coverage due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers, the Company will receive a reimbursement of its legal expenses on a declining basis ranging from $15.8 million through December 15, 2002 to $3.9 million through July 1, 2004.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20) Claims Accruals

      The Company’s insurance program for liability, physical damage and cargo damage involves self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate.

      Claims accruals represent accruals for the uninsured portion of pending claims at December 31, 2002 and 2001. The current portion reflects the amounts of claims expected to be paid in the following year. These accruals are estimated based on management’s evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company’s past claims experience. Claims accruals also include accrued medical expenses under the Company’s group medical insurance program.

(21) Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

Accounts Receivables and Payables

      Fair value is considered to be equal to the carrying value of the accounts receivable, accounts payable and accrued liabilities, as they are generally short-term in nature and the related amounts approximate fair value or are receivable or payable on demand.

Long-Term Debt, Obligations Under Capital Leases, Borrowings Under Revolving Credit Agreement and Accounts Receivable Securitization

      The fair value of all of these instruments is assumed to approximate their respective carrying values given the duration of the notes, their interest rates and underlying collateral.

Limitations

      Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 2002, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

(22) Employee Benefit Plans

      The Company maintains a 401(k) profit sharing plan for all employees who are 19 years of age or older and have completed one year of service. The Plan provides for a mandatory matching contribution equal to the amount of the employee’s salary reduction, but not to exceed 1% of the employee’s compensation. Also, the plan provides for a discretionary contribution not to exceed 4% of the employee’s compensation, limited to the amount permitted under the Internal Revenue Code as deductible expenses. The Company may also make voluntary profit sharing contributions. Employees’ rights to employer contributions vest after five years from their date of employment. The Company’s contribution totaled approximately $6.0 million, $6.5 million and $5.7 million for 2002, 2001 and 2000, respectively.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(23) Related Party Transactions

      A company owned by Swift’s principal stockholder leases tractors to some of Swift’s owner operators. In connection with this program in 2002, 2001 and 2000, Swift acquired new tractors and sold them to this entity for $35.7 million, $27.6 million and $25.2 million, respectively, and recognized fee income of $1.3 million, $1.0 million and $1.4 million, respectively. During 2002, 2001 and 2000, Swift also sold used revenue equipment to this entity totaling $1.1 million, $20,000 and $160,000 respectively, and recognized a gain of $83,000 in 2002 and a loss of $1,000 and $12,000 in 2001 and 2000, respectively. At December 31, 2002 and 2001, nothing was owed to Swift for this equipment.

      A company owned by the principal stockholder provides aircraft services to Swift. Such services totaled $764,000, $860,000 and $718,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, $48,000 and $60,000, respectively, was owed to this entity for such services.

      The Company’s principal stockholder acquired a significant ownership interest in a less-than-truckload carrier during 1997. The Company provides transportation and other services to this carrier and other entities owned by the principal stockholder and recognized $20.8 million, $11.2 million and $9.7 million in operating revenue in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, $2.9 million and $986,000, respectively, was owed to the Company for these services. In addition, the Company paid $417,000, $492,000 and $547,000 to the carrier for facilities rental in 2002, 2001 and 2000, respectively.

      The Company’s principal stockholder owns an entity with a fleet of tractors, which operates as a fleet operator for the Company. During 2002, 2001 and 2000, the Company paid $23.4 million, $26.8 million and $33.6 million to this fleet operator for purchased transportation services. At December 31, 2002 and 2001, $131,000 and $376,000, respectively, was owed for these purchased transportation services. Also, the Company was paid $4.2 million, $3.6 million and $1.9 million by this fleet operator and paid $116,000, 104,000, and $130,000 to this fleet operator for various services including training in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, $592,000 and $741,000, respectively, was owed to the Company and zero was owed by the Company for these services.

      The Company purchased $4.3 million and $466,000 of refrigeration units and parts in 2002 and 2001, respectively, from an entity owned by one of the Company’s officers.

      One of the Company’s directors is the Chief Executive Officer of an entity, which provides financial services to the Company. Such services totaled zero, $381,000 and $505,000 for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, nothing was owed to this entity for such services.

      The Company provides transportation services to Transplace and recognized $57.1 million, $61.4 million and $33.4 million in operating revenue in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, $5.8 million and $6.8 million, respectively, was owed to the Company for these services.

      The Company provides transportation, repair and other services to Simon Transportation Services, Inc., which is majority owned by the Company’s principal stockholder. The Company recognized $380,000, $944,000 and $30,000 in operating revenue in 2002, 2001 and 2000, respectively, related to the services provided. At December 31, 2002 and 2001, nothing and $102,000, respectively, was owed to the Company for these services.

      During 2002, 2001 and 2000, Swift incurred fees for legal services to Scudder Law Firm in the amount of approximately $123,000, $337,000 and $209,000, respectively. Mr. Earl Scudder, a director of Swift, is a member of Scudder Law Firm.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2001, M.S. Carriers agreed to sell its interest in an aircraft to the M.S. Carriers President who is also a current member of the Board of Directors. The sale price was $3,240,000 and the Company recognized a loss of $430,000.

      All of the above related party arrangements were approved by the independent members of the Company’s Board of Directors.

(24) Contingencies

      The Company is involved in certain claims and pending litigation arising in the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the Company.

(25) Industry Segment Information

      The Company operates predominantly in one industry, road transportation, as a truckload motor carrier subject to regulation by the Department of Transportation and various state regulatory authorities.

      The Company’s two reportable segments are Swift Transportation and M.S. Carriers. Beginning January 1, 2002, these segments were operationally combined and are no longer separate reportable segments.

	Year Ended December 31,

	2001	2000

	(In thousands)
Operating revenue:
Swift	$1,403,897	$1,258,671
MS Carriers	708,324	715,168

	$2,112,221	$1,973,839

Net earning (loss):
Swift	$42,645	$52,601
MS Carriers	(15,424)	16,342

	$27,221	$68,943

(26) Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except share data)
Year Ended December 31, 2002
Operating revenue	$475,780	$528,595	$536,955	$560,142
Operating income	17,752	35,766	33,601	30,020
Net earnings	9,410	17,682	16,340	16,156
Basic earnings per share	.11	.20	.19	.19
Diluted earnings per share	.11	.20	.19	.19

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except share data)
Year Ended December 31, 2001
Operating revenue	$509,594	$535,555	$536,379	$530,693
Operating income	13,677	24,123	25,203	24,621
Net earnings	259	11,131	2,787	13,044
Basic earnings per share	.00	.13	.03	.15
Diluted earnings per share	.00	.13	.03	.15

(27) Subsequent Event

      In February 2003, the Company entered into a settlement of a personal injury action arising out of a motor vehicle accident involving one of its trucks. The accident occurred during a brief period when Swift was in a dispute with its excess insurance carrier and its policy limits were lower than historical and current levels. The settlement exceeds the Company’s coverage for this limited period by $6.25 million. Although the Company has requested that its insurance broker contribute to the shortfall in coverage in connection with this matter, the previously unrecorded $6.25 million has been reflected in the balance sheet as an accrued liability as of December 31, 2002 and a corresponding expense in the results of operations for the year ended December 31, 2002.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Company has never filed a Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure, or otherwise.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information with respect to continuing directors and nominees of the Company is set forth under the captions “Information Concerning Directors, Nominees and Officers,” “Meetings of the Board of Directors and its Committees,” and “Director Compensation” in the Registrant’s Notice and Proxy Statement relating to its 2003 Annual Meeting of Stockholders (“the 2003 Notice and Proxy Statement”) incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Registrant’s 2003 Notice and Proxy Statement is not being filed as a part hereof.

Item 11.	Executive Compensation

      Information with respect to executive compensation is set forth under the captions “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Meetings and Compensation” and “Employment Agreements” in the 2003 Notice and Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth under the captions “Compensation Committee Report on Executive Compensation” and “Stock Price Performance Graph” contained in the 2003 Notice and Proxy Statement are not incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information with respect to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Principal Stockholders and Management and Related Stockholder Matters” in the 2003 Notice and Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information with respect to certain relationships and transactions of management is set forth under the caption “Certain Transactions and Relationships” and “Compensation Committee Interlocks and Insider Participation” in the 2003 Notice and Proxy Statement and is incorporated herein by reference.

Item 14.	Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-14(c). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.	Principal Accountant Fees and Services

      Information with respect to the fees and services of our principal accountant is included under the caption “Principal Accountant Fees and Services” in the 2003 Notice and Proxy Statement and is incorporated herein by reference.

PART IV

Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Financial Statements and Schedules.

(i) Financial Statements

Page or
Method of Filing

(1)	Report of KPMG LLP	Page 23
(2)	Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 2002 and 2001 and related Consolidated Statements of Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2002	Page 24-44

(ii) Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

      (b) Reports on Form 8-K

On November 26, 2002, the Company filed a Current Report on Form 8-K regarding the announcement that it had entered a $255 million revolving credit agreement with a group of seven banks.

      (c) Exhibits.

Exhibit		Page or
Number	Description	Method of Filing

2.1	Merger Agreement, dated as of December 11, 2000, among Swift Transportation Co., Inc., a Nevada corporation, Sun Merger, Inc., a Tennessee corporation and wholly-owned subsidiary of Swift Transportation Co., Inc., and M.S. Carriers, Inc., a Tennessee corporation	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated December 11, 2000 (the “12/11/2000 8-K”)
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-85940)
3.2	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-3 (Registration No. 33-66034)
4.1	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (the “1992 Form 10-K”)
4.1	Voting Agreement, dated as of December 11, 2000, between M. S. Carriers, Inc., a Tennessee corporation, the Jerry and Vickie Moyes Family Trust dated 12/11/87 and Jerry Moyes	Incorporated by reference to Exhibit 4.1 of the 12/11/2000 8-K

Exhibit		Page or
Number	Description	Method of Filing

4.2	Voting Agreement, dated as of December 11, 2000, among Swift Transportation Co., Inc., a Nevada corporation, Sun Merger, Inc., a Tennessee corporation and wholly-owned subsidiary of Swift Transportation Co., Inc., and Michael S. Starnes	Incorporated by reference to Exhibit 4.2 of the 12/11/2000 8-K
10.1	Stock Option Plan, as amended through November 18, 1994*	Incorporated by Reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 Form 10-K”)
10.2	Non-Employee Directors Stock Option Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.8 of the 1994 Form 10-K
10.3	Employee Stock Purchase Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.9 of the 1994 Form 10-K
10.4	Swift Transportation Co., Inc. Retirement (401(k)) Plan dated January 1, 1992*	Incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 Registration Statement No. #33-52454
10.5	Note agreement dated February 26, 1996 by and between Swift Transportation Co., Inc. and Great-West Life & Annuity Insurance Company	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Company Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)
10.6	Note agreement dated January 16, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.A., ABN Amro Bank N.V., The Chase Manhattan Bank and The First National Bank of Chicago	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)
10.7	Asset Purchase Agreement Dated as of February 20, 1997 Among Swift Transportation Co., Inc. and Direct Transit, Inc. and Charles G. Peterson	Incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K dated April 8, 1997 (the “4/8/97 8-K”)
10.8	First Modification Agreement to Note Agreement dated January 16, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.A., ABN Amro Bank N.V., The Chase Manhattan Bank and The First National Bank of Chicago	Incorporated by Reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the “1998 Third Quarter Form 10-Q”)
10.9	Second Modification Agreement to Note Agreement dated January 17, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.V., ABN Amro Bank N.V., The First National Bank of Chicago, Norwest Bank Arizona, N.A., Keybank National Association and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.14 of the 1998 Third Quarter Form 10-Q
10.10	1999 Stock Option Plan, as amended*	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-53566)
10.11	Non-Employee Directors Stock Option Plan (Amended and Restated as of June 7, 2000)*	Incorporated by reference to Notice and Proxy Statement For Annual Meeting of Stockholders to be held on June 7, 2000 (“the 2000 Proxy Statement”)

Exhibit		Page or
Number	Description	Method of Filing

10.12	Receivables Sales Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, Form ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)
10.13	Purchase and Sale Agreement Dated December 30, 1999 between Swift Transportation Corporation and Swift Receivables Corporation	Incorporated by reference to Exhibit 10.17 of the 1999 Form 10-K
10.14	Nonqualified Deferred Compensation Agreement*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “2000 First Quarter Form 10-Q”)
10.15	Operating Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.19 of the 2000 First Quarter Form 10-Q
10.16	Initial Subscription Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.20 of the 2000 First Quarter Form 10-Q
10.17	Second Amendment Dated December 27, 2001 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)
10.18	Swift Transportation Corporation Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “2002 First Quarter Form 10-Q”)
10.19	Offer of Employment Letter to Gary Enzor	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “2002 Second Quarter Form 10-Q”)
10.20	Revolving Credit Agreement, dated as of November 21, 2002, among Swift Transportation Co., Inc., an Arizona corporation, as Borrower, Swift Transportation Co., Inc., a Nevada corporation, as Holdings, the Lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Wells Fargo Bank, N.A. and KeyBank National Association, as Co-Syndication Agents, and U.S. Bank National Association and LaSalle National Association, as Co-Documentation Agents	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 25, 2002 (the “11/25/02 8-K”)
10.21	Fourth Amendment Dated December 26, 2002 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Filed herewith
21	Subsidiaries of Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith

Exhibit		Page or
Number	Description	Method of Filing

23.2	Consent of Ernst & Young LLP	Filed herewith
99.1	Report of Ernst & Young LLP	Filed herewith
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Jerry Moyes	Filed herewith
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Gary Enzor	Filed herewith

*	Indicates a compensation plan

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of March, 2003.

SWIFT TRANSPORTATION CO., INC.,
A NEVADA CORPORATION

BY	/s/ JERRY C. MOYES

Jerry C. Moyes
Chairman of the Board, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRY C. MOYES Jerry C. Moyes	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2003

/s/ WILLIAM F. RILEY III William F. Riley III	Senior Executive Vice President, Secretary, and Director	March 26, 2003

/s/ LOU A. EDWARDS Lou A. Edwards	Director	March 26, 2003

/s/ ALPHONSE E. FREI Alphonse E. Frei	Director	March 26, 2003

/s/ EDWARD A. LABRY III Edward A. Labry, III	Director	March 27, 2003

/s/ EARL H. SCUDDER Earl H. Scudder	Director	March 26, 2003

/s/ MICHAEL S. STARNES Michael S. Starnes	Director	March 26, 2003

/s/ GARY R. ENZOR Gary R. Enzor	Chief Financial Officer	March 26, 2003

/s/ STEPHEN R. ATTWOOD Stephen R. Attwood	Corporate Controller	March 26, 2003

CERTIFICATIONS

I, Jerry Moyes, certify that:

1. I have reviewed this annual report on Form 10-K of Swift Transportation Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JERRY MOYES

Jerry Moyes
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 26, 2003

I, Gary Enzor, certify that:

1. I have reviewed this annual report on Form 10-K of Swift Transportation Co., Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ GARY ENZOR

Gary Enzor
Chief Financial Officer
(Principal Financial Officer)

Date: March 26, 2003

EXHIBIT INDEX

Exhibit		Page or
Number	Description	Method of Filing

2.1	Merger Agreement, dated as of December 11, 2000, among Swift Transportation Co., Inc., a Nevada corporation, Sun Merger, Inc., a Tennessee corporation and wholly-owned subsidiary of Swift Transportation Co., Inc., and M.S. Carriers, Inc., a Tennessee corporation	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated December 11, 2000 (the “12/11/2000 8-K”)
3.1	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-85940)
3.2	Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-3 (Registration No. 33-66034)
4.1	Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (the “1992 Form 10-K”)
4.1	Voting Agreement, dated as of December 11, 2000, between M. S. Carriers, Inc., a Tennessee corporation, the Jerry and Vickie Moyes Family Trust dated 12/11/87 and Jerry Moyes	Incorporated by reference to Exhibit 4.1 of the 12/11/2000 8-K
4.2	Voting Agreement, dated as of December 11, 2000, among Swift Transportation Co., Inc., a Nevada corporation, Sun Merger, Inc., a Tennessee corporation and wholly-owned subsidiary of Swift Transportation Co., Inc., and Michael S. Starnes	Incorporated by reference to Exhibit 4.2 of the 12/11/2000 8-K
10.1	Stock Option Plan, as amended through November 18, 1994*	Incorporated by Reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 Form 10-K”)
10.2	Non-Employee Directors Stock Option Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.8 of the 1994 Form 10-K
10.3	Employee Stock Purchase Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.9 of the 1994 Form 10-K
10.4	Swift Transportation Co., Inc. Retirement (401(k)) Plan dated January 1, 1992*	Incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 Registration Statement No. #33-52454
10.5	Note agreement dated February 26, 1996 by and between Swift Transportation Co., Inc. and Great-West Life & Annuity Insurance Company	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Company Form 10-K for the year ended December 31, 1995 (the “1995 Form 10-K”)
10.6	Note agreement dated January 16, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.A., ABN Amro Bank N.V., The Chase Manhattan Bank and The First National Bank of Chicago	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (the “1996 Form 10-K”)
10.7	Asset Purchase Agreement Dated as of February 20, 1997 Among Swift Transportation Co., Inc. and Direct Transit, Inc. and Charles G. Peterson	Incorporated by reference to Exhibit 1 of the Company’s Current Report on Form 8-K dated April 8, 1997 (the “4/8/97 8-K”)

Exhibit		Page or
Number	Description	Method of Filing

10.8	First Modification Agreement to Note Agreement dated January 16, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.A., ABN Amro Bank N.V., The Chase Manhattan Bank and The First National Bank of Chicago	Incorporated by Reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the “1998 Third Quarter Form 10-Q”)
10.9	Second Modification Agreement to Note Agreement dated January 17, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.V., ABN Amro Bank N.V., The First National Bank of Chicago, Norwest Bank Arizona, N.A., Keybank National Association and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.14 of the 1998 Third Quarter Form 10-Q
10.10	1999 Stock Option Plan, as amended*	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-53566)
10.11	Non-Employee Directors Stock Option Plan (Amended and Restated as of June 7, 2000)*	Incorporated by reference to Notice and Proxy Statement For Annual Meeting of Stockholders to be held on June 7, 2000 (“the 2000 Proxy Statement”)
10.12	Receivables Sales Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, Form ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 10-K”)
10.13	Purchase and Sale Agreement Dated December 30, 1999 between Swift Transportation Corporation and Swift Receivables Corporation	Incorporated by reference to Exhibit 10.17 of the 1999 Form 10-K
10.14	Nonqualified Deferred Compensation Agreement*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “2000 First Quarter Form 10-Q”)
10.15	Operating Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.19 of the 2000 First Quarter Form 10-Q
10.16	Initial Subscription Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.20 of the 2000 First Quarter Form 10-Q
10.17	Second Amendment Dated December 27, 2001 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)
10.18	Swift Transportation Corporation Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “2002 First Quarter Form 10-Q”)
10.19	Offer of Employment Letter to Gary Enzor	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “2002 Second Quarter Form 10-Q”)

Exhibit		Page or
Number	Description	Method of Filing

10.20	Revolving Credit Agreement, dated as of November 21, 2002, among Swift Transportation Co., Inc., an Arizona corporation, as Borrower, Swift Transportation Co., Inc., a Nevada corporation, as Holdings, the Lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Wells Fargo Bank, N.A. and KeyBank National Association, as Co-Syndication Agents, and U.S. Bank National Association and LaSalle National Association, as Co-Documentation Agents	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 25, 2002 (the “11/25/02 8-K”)
10.21	Fourth Amendment Dated December 26, 2002 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Filed herewith
21	Subsidiaries of Registrant	Filed herewith
23.1	Consent of KPMG LLP	Filed herewith
23.2	Consent of Ernst & Young LLP	Filed herewith
99.1	Report of Ernst & Young LLP	Filed herewith
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Jerry Moyes	Filed herewith
99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Gary Enzor	Filed herewith

*	Indicates a compensation plan