Form 10-Q
period 2003-03-31
SWIFT TRANSPORTATION CO INC
filed 2003-05-13
CIK 863557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0–18605

SWIFT TRANSPORTATION CO., INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0666860
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)

2200 South 75th Avenue
Phoenix, AZ 85043
(602) 269-9700
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive office)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes ☒    No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 12, 2003)

Common stock, $.001 par value: 83,069,128 shares

		Page
		Number

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and December 31, 2002	3-4
	Condensed Consolidated Statements of Earnings (unaudited) for the Three Month Periods Ended March 31, 2003 and 2002	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Three Month Periods Ended March 31, 2003 and 2002	6-7
	Notes to Condensed Consolidated Financial Statements	8-11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18
Item 4.	Controls and Procedures	18
PART II
OTHER INFORMATION
Items 1, 2, 3, 4 and 5.	Not applicable
Item 6.	Exhibits and Reports on Form 8-K	19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash	$10,003	$7,930
Accounts receivable, net	267,774	272,545
Equipment sales receivable	946	11,100
Inventories and supplies	13,290	16,031
Prepaid taxes, licenses and insurance	26,338	19,021
Assets held for sale	4,872	8,274
Deferred income taxes	520	2,262

Total current assets	323,743	337,163

Property and equipment, at cost:
Revenue and service equipment	1,475,274	1,476,183
Land	48,594	47,855
Facilities and improvements	250,588	213,421
Furniture and office equipment	71,088	70,315

Total property and equipment	1,845,544	1,807,774
Less accumulated depreciation and amortization	573,826	548,937

Net property and equipment	1,271,718	1,258,837

Investment in Transplace	3,852	4,282
Notes receivable from Trans-Mex	12,977	11,649
Deferred legal fees	14,773	16,892
Other assets	16,612	16,759
Goodwill	8,900	8,900

	$1,652,575	$1,654,482

See accompanying notes to condensed consolidated financial statements.

Continued

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2003	2002

	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$54,313	$53,192
Accrued liabilities	61,610	52,161
Current portion of claims accruals	66,648	83,188
Current portion of long-term debt	3,428	3,389
Current portion of obligations under capital leases	32,736	45,832
Securitization of accounts receivable	157,000	169,000

Total current liabilities	375,735	406,762

Borrowings under revolving credit agreement	167,400	136,400
Long-term debt, less current portion	6,271	9,387
Obligations under capital leases	33,005	37,683
Claims accruals, less current portion	76,416	65,011
Deferred income taxes	224,550	223,514
Fair value of interest rate swaps	9,847	9,947
Stockholders’ equity:
Preferred stock, par value $.001 per share
Authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share
Authorized 200,000,000 shares; 90,367,841 and 90,182,273 shares issued at March 31, 2003 and December 31, 2002, respectively	90	90
Additional paid-in capital	274,042	272,099
Retained earnings	592,377	583,480
Treasury stock, at cost (7,338,077 and 6,237,077 shares at March 31, 2003 and December 31, 2002, respectively)	(107,158)	(89,891)

Total stockholders’ equity	759,351	765,778

Commitments and contingencies
	$1,652,575	$1,654,482

See accompanying notes to condensed consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(unaudited)
(In thousands, except share data)

	Three months ended March 31,

	2003	2002

Operating revenue	$551,303	$475,780
Operating expenses:
Salaries, wages and employee benefits	204,395	180,905
Operating supplies and expenses	58,139	41,652
Fuel	84,710	54,316
Purchased transportation	91,254	83,738
Rental expense	20,665	22,194
Insurance and claims	22,490	19,380
Depreciation and amortization	34,354	36,717
Communication and utilities	6,940	7,171
Operating taxes and licenses	10,011	11,955

Total operating expenses	532,958	458,028

Operating income	18,345	17,752
Other (income) expenses:
Interest expense	3,932	2,307
Interest income	(158)	(287)
Other	224	407

Other (income) expenses, net	3,998	2,427

Earnings before income taxes	14,347	15,325
Income taxes	5,450	5,915

Net earnings	$8,897	$9,410

Basic earnings per share	$.11	$.11

Diluted earnings per share	$.10	$.11

See accompanying notes to condensed consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net earnings	$8,897	$9,410
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	34,181	36,646
Deferred income taxes	2,778	5,915
Provision for losses on accounts receivable	1,943	2,629
Amortization of deferred compensation	353	209
Fair market value of interest rate swaps	(100)	(1,357)
Amortization of deferred legal fees	2,119
Increase (decrease) in cash resulting from changes in:
Accounts receivable	3,361	(30,019)
Inventories and supplies	2,741	(682)
Prepaid expenses	(7,317)	(4,613)
Other assets	275	7,891
Accounts payable, accrued liabilities and claims accruals	5,435	9,605

Net cash provided by operating activities	54,666	35,634

Cash flows from investing activities:
Proceeds from sale of property and equipment	7,576	22,074
Capital expenditures	(55,669)	(65,683)
Proceeds from sale of assets held for sale	3,760
Repayment of note receivable	270	1,000
Notes receivable	(1,328)	(11,604)
Payments received on equipment sale receivables	10,327	2,107

Net cash used in investing activities	(35,064)	(52,106)

See accompanying notes to condensed consolidated financial statements.

Continued

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from financing activities:
Repayments of long-term debt	(20,851)	(19,043)
Borrowings under line of credit	50,800	75,500
Repayments of borrowings under line of credit	(19,800)	(56,000)
Change in borrowings under accounts receivable securitization	(12,000)	2,000
Purchases of treasury stock	(17,267)
Proceeds from issuance of common stock under stock option plans	1,589	5,125

Net cash provided by (used in) financing activities	(17,529)	7,582

Net increase (decrease) in cash	2,073	(8,890)
Cash at beginning of period	7,930	14,151

Cash at end of period	$10,003	$5,261

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,103	$3,919
Income taxes	$8,857
Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables	$706	$14,552

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

The financial statements have been prepared without audit and in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments, which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.	Stock Compensation Plans

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan. The compensation cost that has been charged against income for its Fixed Stock Option Plans was $353,000 and $209,000 for the three months ended March 31, 2003 and 2002, respectively.

Had compensation cost for the Company’s four stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months	Three Months
		Ended	Ended
		March 31,	March 31,
		2003	2002

Net earnings (in thousands)	As Reported	$8,897	$9,410
	Add: Compensation expense, using intrinsic method, net of tax	219	129
	Deduct: Compensation expense, using fair value method, net of tax	(943)	(521)

	Pro forma	$8,173	$9,018

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Basic earnings per share	As Reported	$.11	$.11

	Pro forma	$.10	$.10

Diluted earnings per share	As Reported	$.10	$.11

	Pro forma	$.10	$.10

Pro forma net earnings reflect only options granted in 1995 through March 31, 2003. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

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

As of March 31, 2003, the Company is authorized to grant an additional 4.3 million shares.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended March 31, 2003 and 2002:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2003	2002

Dividend yield	0%	0%
Expected volatility	45%	45%
Risk free interest rate	3.8%	3.9%
Expected lives (days after vesting date)	150	150

A summary of the status of the Company’s fixed stock option plans as of March 31, 2003, and 2002, and changes during the periods then ended on those dates is presented below:

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three months ended		Three months ended
	March 31,		March 31,
	2003		2002

		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of period	6,944,487	$12.41	6,142,239	$10.89
Granted	22,500	$14.04
Exercised	(185,568)	$8.56	(490,926)	$10.46
Forfeited	(192,957)	$12.64	(103,799)	$15.34

Outstanding at end of period	6,588,462	$12.52	5,547,514	$10.89

Options exercisable at period end	1,162,808	$11.03	1,279,311	$11.05
Weighted-average fair value of options granted during the period	$10.31

The following table summarizes information about fixed stock options outstanding at March 31, 2003:

		Options Outstanding		Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$4.86 to $10.02	1,664,907	3.93	$8.77	424,632	$6.70
$10.39 to $10.81	226,553	3.62	$10.51	143,746	$10.58
$11.10	1,828,350	7.16	$11.10	6,000	$11.10
$11.17 to $16.79	2,255,802	7.74	$15.31	502,580	$13.47
$17.14 to $20.15	612,850	8.71	$17.41	85,850	$18.90

	6,588,462	6.57	$12.52	1,162,808	$11.03

Note 3.	Contingencies

The Company is involved in certain claims and pending litigation arising from the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition of the Company.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4.	Assets Held for Sale

In January 2003, the Company sold the Columbus facility, which was previously used by M.S. Carriers and classified as assets held for sale. The Company received $3.7 million, net of expenses, and recognized a gain of $345,000.

Note 5.	Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three months ended March 31,
	2003	2002

	(in thousands, except per share amounts)
Net earnings	$8,897	$9,410

Weighted average shares:
Common shares outstanding for basic earnings per share	83,780	86,108
Equivalent shares issuable upon exercise of stock options	967	1,860

Diluted shares	84,747	87,968

Basic earnings per share	$.11	$.11

Diluted earnings per share	$.10	$.11

Note 6.	Stock Repurchase Program

The Company repurchased a total of 1,101,000 shares of its stock in the first quarter of 2003 at a cost of $17.3 million. The Board of Directors authorized the repurchase of 1,000,000 shares at price levels set by the Board of Directors and this purchase was completed in the first quarter of 2003 at a cost of $15.7 million. The Board of Directors has approved the purchase of an additional 2,000,000 shares of the Company’s common stock at a total cost not to exceed $32 million. Of this amount, 101,000 shares were purchased in the first quarter of 2003 at a cost of $1.6 million.

Note 7.	Subsequent Event

In May 2003, the Company announced it reached an agreement with McLane Company, a Texas- based grocery and foodservice distributor and a wholly owned subsidiary of Wal-Mart Store, Inc. to purchase Merit Distribution Services, Inc. This acquisition, which is subject to due diligence, represents a $50 million transaction.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation and plans relating to the foregoing.

     Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K, including Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could cause actual results or events to differ materially from those expressed in forward-looking statements. Additional factors that could contribute to or cause such differences are set forth in “Business” and “Market for the Registrant’s Common Stock and Related Stockholder Matters” in the Company’s Annual Report on Form 10-K.

OVERVIEW

We are the largest publicly-held truckload carrier in the United States. As part of the truckload segment of the trucking industry, we transport freight for shippers in large quantities who generally pay for our services based upon miles of delivery. Our fleet of tractors and trailers is as follows:

	March 31,	December 31,	March 31,
	2003	2002	2002

Tractors:
Company
Owned	7,220	7,350	6,926
Leased	5,586	5,589	5,356

Total company	12,806	12,939	12,282
Owner-operator	3,200	3,152	3,204

Total	16,006	16,091	15,486

Trailers	48,411	48,233	45,183

The Company tractors are either owned by the Company or financed under leases. Our fleet has operated on a three -year cycle for many years. Generally, we traded a tractor for a new tractor every three years. We are currently evaluating our replacement policy in light of the changes to tractor engines due to new emissions standards mandated by the U.S. Environmental Protection Agency (EPA) that became effective on October 1, 2002. We are currently extending the usage of three year old tractors into the fourth year while continuing to evaluate the October 2002 EPA engine. Until we better understand the quality, reliability, and fuel economy provided by these new engines we may choose to run our fleet up to five years.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2003 AND 2002

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the three months ending:

	March 31,	March 31,
	2003	2002

Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	37.1	38.0
Operating supplies and expenses	10.5	8.8
Fuel	15.4	11.4
Purchased transportation	16.6	17.6
Rental expense	3.7	4.7
Insurance and claims	4.1	4.1
Depreciation and amortization	6.2	7.7
Communications and utilities	1.3	1.5
Operating taxes and licenses	1.8	2.5

Total operating expenses	96.7	96.3

Operating income	3.3	3.7
Net interest expense	.7	.4
Other (income) expense, net		.1

Earnings before income taxes	2.6	3.2
Income taxes	1.0	1.2

Net earnings	1.6%	2.0%

Our net earnings declined from $9.4 million in the first quarter of 2002 to $8.9 million in the first quarter of 2003. While our operating revenue increased $75.5 million, the incremental profit from the increased volume was more than offset by higher fuel costs and increased operating supplies as we extended the useful life of a portion of our fleet.

REVENUE

As discussed above, we believe there are three factors that have a significant impact on our trucking revenue. These three factors, along with operating revenue and its components (dollars in thousands) are shown in the table below for the three months ending:

	March 31,	March 31,
	2003	2002

Trucking revenue	$508,847	$458,151
Fuel surcharge revenue	23,126	2,742
Other revenue	19,330	14,887

Operating revenue	$551,303	$475,780

Miles per tractor per week	2,061	1,944
Trucking revenue per loaded mile	$1.4244	$1.4171
Deadhead percentage	13.77%	14.95%

Our trucking revenue increased by approximately 11.1% in the first quarter of 2003 compared to the first quarter of 2002 as we improved both our deadhead percentage and revenue per loaded mile. In addition, our utilization was better in the first quarter of 2003 compared to the first quarter of 2002 because we began 2002 with approximately 650 trucks without drivers, declining to approximately 300 at the end of first quarter of 2002. By contrast, during the first quarter of 2003 we had a more normalized number of trucks without drivers of approximately 1% of our fleet.

Other revenue increased in the first quarter of 2003 compared to the first quarter of 2002 primarily due to an increase in freight moved for our customers on Mexican carriers and an increase in work performed in our shops for owner operators.

OPERATING EXPENSES

Our most significant operating costs are salaries, wages and employee benefits, fuel and purchased transportation. Our salaries, wages and employee benefits were 37.1% and 38.0% of operating revenue in the first quarter of 2003 and 2002, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage increased to 38.7% in the first quarter of 2003 compared to 38.2% in the first quarter of 2002, as we experienced an increase in workers’ compensation costs. As discussed in our 2002 Annual Report, our deductible amount for workers’ compensation rose from zero to $350,000 per incident in 2002. Beginning in 2003, this deductible amount for workers’ compensation increased from $350,000 to $500,000 per incident.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.

Fuel was 15.4% and 11.4% of operating revenue in the first quarter of 2003 and 2002, respectively. This percentage is primarily affected by fuel prices. Our average fuel cost per gallon was $1.52 and $1.06, in the first quarter of 2003 and 2002, respectively.

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

Purchased transportation was 16.6% and 17.6% of operating revenue in the first quarter of 2003 and 2002, respectively. This percentage decreased as our owner operator fleet has remained fairly constant, with 3,204 at March 31, 2002 and 3,200 at March 31, 2003, as our operating revenue increased.

Operating supplies and expenses was 10.5% and 8.8% of operating revenue in the first quarter of 2003 and 2002, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage increased to 11.0% in the first quarter of 2003 compared to 8.8% in the first quarter of 2002, as we experienced an increase in maintenance costs. This increase is expected as we extended the life of our some of our tractors into the fourth year and is offset by a reduction in depreciation expense discussed below.

Insurance and claims was 4.1% of operating revenue in the first quarter of 2003 and 2002. As discussed in our 2002 Annual Report, we are self-insured for some portion of our liability, property damage and cargo damage risk. We buy insurance coverage with deductible amounts. Beginning in 2003, the deductible amount for general liability rose from $250,000 to $1,000,000 per incident. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

As we discussed in our 2002 Annual Report, we entered into a settlement agreement with an insurance company. Pursuant to this settlement, the insurance company agreed to provide certain insurance coverage, at no cost to the Company, through December 2004, in exchange our releasing all claims that were the subject of the litigation. We are recognizing this settlement amount as a reduction of insurance expense as the insurance coverage is provided during the period from July 1, 2002 through December 31, 2004. In addition, we deferred the $21.1 million of legal expenses, which were paid pursuant to a contingent fee arrangement based upon our estimate of the value of the insurance provided of between $65 million and $74 million. These legal expenses are being amortized on a straight-line basis over the thirty-month period beginning July 1, 2002. In the event that we do not receive the future insurance coverage due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers, we will receive a reimbursement of our legal expenses on a declining basis ranging from $15.8 million through December 15, 2002 to $3.9 million through July 1, 2004.

Rental expense was 3.7% and 4.7% of operating revenue in the first quarter of 2003 and 2002, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage decreased to 3.9% in the first quarter of 2003 compared to 4.7% in the first quarter of 2002. This decrease is primarily due to a decrease in our average cost per leased tractor as well as a decrease in trailer rental costs.

Depreciation expense was 6.2% and 7.7% of operating revenue in the first quarter of 2003 and 2002, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage decreased to 6.5% in the first quarter of 2003 compared to 7.8% in the first quarter of 2002. This decrease is primarily due to the extension of the life of some of our tractors into the fourth year.

When it is economically advantageous to do so, we will purchase and then resell tractors that we currently lease by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rental expense. We also generate gains from the sale of tractors we own. These gains (in thousands) are recorded as a reduction of depreciation expense. These gains are summarized below for the three months ending:

	March 31,	March 31,
	2003	2002

Gain (loss) on sale of leased tractors	$(44,000)	$403,000
Gain (loss) on sale of owned tractors	$(582,000)	$1,400,000

OTHER EXPENSES

Our largest pre-tax non-operating expense is interest. Our debt balance combining the operating line of credit, accounts receivable securitization, capital leases and other debt was $400 million and $403 million at March 31, 2003 and 2002, respectively.

As shown below, our interest expense, in thousands, net of the impact of the derivative agreements, increased in 2003. Although our average debt was fairly consistent in the first quarter of 2003 and 2002, our interest expense increased in 2003 due to the amortization of loan costs and termination payouts on capital leases.

	Three months	Three months
	ended March 31,	ended March 31,
	2003	2002

Interest expense	$3,932	$2,307
Derivative agreements impact	100	1,357

Interest expense, net of derivative agreements	$4,032	$3,664

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Three months	Three months
	ended March 31,	ended March 31,
	2003	2002

Net cash provided by operating activities	$54,666	$35,634
Net cash used in investing activities	$(35,064)	$(52,106)
Net cash (used in) provided by financing activities	$(17,529)	$7,582

Although net earnings decreased slightly, our cash provided by operating activities increased significantly in the first quarter of 2003 compared to 2002 primarily because the our accounts receivable decreased in 2003 by $3.4 million while it increased by $30.0 million in 2002.

Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. Our capital expenditures, net of cash sales proceeds were $48.1 million and $43.6 million in the first quarter of 2003 and 2002, respectively. In addition, we received $10.3 million of payments on equipment sale receivables in 2003 and made loans to investment entities of $11.6 million in 2002.

Regarding our financing activities, in 2003 we repurchased $17.3 million of our common stock with no purchases in 2002. We received $1.6 million and $5.1 million in stock option exercise proceeds in the first quarter of 2003 and 2002, respectively.

As of March 31, 2003 and December 31, 2002 we had a working capital deficit of $51,992 and $69,599, respectively. The accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization, but the increase in fixed assets or treasury stock is not included in working capital.

As of March 31, 2003, we had $167.4 million of borrowings and $73.2 million of letters of credit outstanding on our $255 million line of credit, leaving $14.4 million available. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 62.5 to 137.5 basis points, as defined in the Credit Agreement (currently 70 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 17.5 to 25 basis points (currently 20 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined).

Our accounts receivable securitization allows us to sell up to $200 million of our eligible trade accounts receivable to a financial institution. As of March 31, 2003, we had received sales proceeds of $157 million.

As of March 31, 2003, we had commitments outstanding to acquire replacement and additional revenue equipment for approximately $43 million. We have the option to cancel such commitments upon 60 days notice. We believe we will be able to support these acquisitions of revenue equipment through debt and lease financings and cash flows generated by operating activities.

During the quarter ended March 31, 2003, we incurred approximately $39.3 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

We anticipate that we will expend approximately $39 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has interest rate exposure arising from the Company’s line of credit ($167.4 million), capital lease obligations ($32 million with variable interest rates) and accounts receivable securitization ($157 million), all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s interest expense by $2.9 million.

ITEM 4. CONTROLS AND PROCEDURES

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

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 and 5.          Not applicable

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 3.1	–	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement No. 333-85940 on Form S-8)

	Exhibit 3.2	–	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement No. 33-66034 on Form S-3)

	Exhibit 99.1	–	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

	Exhibit 99.2	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Jerry Moyes

	Exhibit 99.3	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Gary R. Enzor

(b)	No Current Reports on Form 8-K were filed during the three months ended March 31, 2003.

SIGNATURE

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION CO., INC.

Date: May 13, 2003	/s/ Jerry Moyes (Signature)

Jerry Moyes Chairman, President and Chief Executive Officer

Date: May 13, 2003	/s/ Gary R. Enzor (Signature)

Gary R. Enzor Chief Financial Officer

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Jerry Moyes Jerry Moyes Chairman, President and Chief Executive Officer (Principal Executive Officer)

I, Gary R. Enzor, certify that:

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Gary R. Enzor Gary R. Enzor Chief Financial Officer (Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit 3.1	–	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement No. 333-85940 on Form S-8)

Exhibit 3.2	–	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement No. 33-66034 on Form S-3)

Exhibit 99.1	–	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

Exhibit 99.2	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Jerry Moyes

Exhibit 99.3	–	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Gary R. Enzor