Form 10-Q
period 2003-06-30
SWIFT TRANSPORTATION CO INC
filed 2003-08-13
CIK 863557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0–18605

SWIFT TRANSPORTATION CO., INC.

(Exact name of registrant as specified in its charter)

Nevada	86-0666860
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2200 South 75th Avenue
Phoenix, AZ 85043
(602) 269-9700
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ☒  NO☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                     Yes ☒  No☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 11, 2003)

Common stock, $.001 par value: 83,428,612 shares

		Page
		Number

	PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002	3-4
	Condensed Consolidated Statements of Earnings (unaudited) for the Three and Six Month Periods Ended June 30, 2003 and 2002	5
	Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six Month Periods Ended June 30, 2003 and 2002	6
	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the Six Month Period Ended June 30, 2003	7
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Six Month Periods Ended June 30, 2003 and 2002	8-9
	Notes to Condensed Consolidated Financial Statements	10-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20
	PART II OTHER INFORMATION
Items 1, 2, 3 and 5.	Not applicable
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
Assets
Current assets:
Cash	$49,649	$7,930
Accounts receivable, net	277,302	272,545
Equipment sales receivable	676	11,100
Inventories and supplies	11,805	16,031
Prepaid taxes, licenses and insurance	21,392	19,021
Assets held for sale	4,872	8,274
Deferred income taxes	3,262	2,262

Total current assets	368,958	337,163

Property and equipment, at cost:
Revenue and service equipment	1,523,936	1,476,183
Land	48,594	47,855
Facilities and improvements	256,587	213,421
Furniture and office equipment	71,628	70,315

Total property and equipment	1,900,745	1,807,774
Less accumulated depreciation and amortization	605,095	548,937

Net property and equipment	1,295,650	1,258,837

Investment in Transplace	3,705	4,282
Notes receivable from Trans-Mex	12,949	11,649
Deferred legal fees	12,654	16,892
Other assets	20,194	16,759
Goodwill	8,900	8,900

	$1,723,010	$1,654,482

See accompanying notes to condensed consolidated financial statements.

Continued

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$48,556	$53,192
Accrued liabilities	63,656	52,161
Current portion of claims accruals	76,666	83,188
Current portion of long-term debt	3,432	3,389
Current portion of obligations under capital leases	23,941	45,832
Securitization of accounts receivable	27,000	169,000

Total current liabilities	243,251	406,762

Borrowings under revolving credit agreement	135,800	136,400
Senior Notes	200,000
Long-term debt, less current portion	6,151	9,387
Obligations under capital leases	30,857	37,683
Claims accruals, less current portion	78,476	65,011
Deferred income taxes	237,010	223,514
Fair value of interest rate swaps	11,029	9,947

Stockholders’ equity:
Preferred stock, par value $.001 per share
Authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share
Authorized 200,000,000 shares; 90,734,414 and 90,182,273 shares issued at June 30, 2003 and December 31, 2002, respectively	91	90
Additional paid-in capital	278,705	272,099
Retained earnings	611,538	583,480
Treasury stock, at cost (7,438,077 and 6,237,077 shares at June 30, 2003 and December 31, 2002, respectively)	(108,760)	(89,891)
Accumulated other comprehensive loss	(1,138)

Total stockholders’ equity	780,436	765,778

Commitments and contingencies

	$1,723,010	$1,654,482

See accompanying notes to condensed consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(unaudited)
(In thousands, except share data)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Operating revenue	$584,909	$528,595	$1,136,212	$1,004,375
Operating expenses:
Salaries, wages and employee benefits	217,260	191,569	421,655	372,474
Operating supplies and expenses	55,016	50,047	113,155	91,699
Fuel	75,869	62,993	160,579	117,309
Purchased transportation	100,083	89,337	191,337	173,075
Rental expense	18,344	21,156	39,009	43,350
Insurance and claims	25,551	19,714	48,041	39,094
Depreciation and amortization	39,379	38,183	73,733	74,900
Communication and utilities	6,797	6,566	13,737	13,737
Operating taxes and licenses	11,908	13,264	21,919	25,219

Total operating expenses	550,207	492,829	1,083,165	950,857

Operating income	34,702	35,766	53,047	53,518
Other (income) expenses:
Interest expense	4,583	6,770	8,515	9,077
Interest income	(138)	(364)	(296)	(651)
Other	(644)	563	(420)	970

Other (income) expenses, net	3,801	6,969	7,799	9,396

Earnings before income taxes	30,901	28,797	45,248	44,122
Income taxes	11,740	11,115	17,190	17,030

Net earnings	$19,161	$17,682	$28,058	$27,092

Basic earnings per share	$.23	$.20	$.34	$.31

Diluted earnings per share	$.23	$.20	$.33	$.31

See accompanying notes to condensed consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net earnings	$19,161	$17,682	$28,058	$27,092
Other comprehensive loss:
Net derivative loss on cash flow hedge, net of tax effect of $432	(706)		(706)

Comprehensive income	$18,455	$17,682	$27,352	$27,092

See accompanying notes to condensed consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share data)

	Common Stock		Additional			Other	Total
			Paid-in	Retained	Treasury	Comprehensive	Stockholders ’
	Shares	Par Value	Capital	Earnings	Stock	Loss	Equity

Balances, December 31, 2002	90,182,273	$90	$272,099	$583,480	$(89,891)	$	$765,778
Issuance of common stock under stock option and employee stock purchase plans	552,141	1	5,905				5,906
Amortization of deferred compensation			701				701
Cash flow hedge						(1,138)	(1,138)
Purchase of 1,201,000 shares of treasury stock					(18,869)		(18,869)
Net earnings				28,058			28,058

Balances, June 30, 2003	90,734,414	$91	$278,705	$611,538	$(108,760)	$(1,138)	$780,436

See accompanying notes to condensed consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$28,058	$27,092
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	73,627	70,197
Deferred income taxes	12,496	15,828
Provision for losses on accounts receivable	2,993	3,679
Amortization of deferred compensation	701	475
Fair market value of interest rate swaps	1,082	1,372
Amortization of deferred legal fees	4,238
Impairment of property		2,500
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(7,615)	(42,750)
Inventories and supplies	4,226	231
Prepaid expenses	(2,371)	5,716
Other assets	(3,628)	(15,707)
Accounts payable, accrued liabilities and claims accruals	13,802	45,269

Net cash provided by operating activities	127,609	113,902

Cash flows from investing activities:
Proceeds from sale of property and equipment	15,219	51,300
Capital expenditures	(126,692)	(161,441)
Proceeds from sale of assets held for sale	3,760
Repayment of note receivable	770	1,000
Notes receivable	(1,300)	(11,065)
Payments received on equipment sale receivables	10,965	2,107

Net cash used in investing activities	(97,278)	(118,099)

See accompanying notes to condensed consolidated financial statements.

Continued

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Six Months Ended June 30,

	2003	2002

Cash flows from financing activities:
Issuance of Senior Notes	200,000
Repayments of long-term debt and capital leases	(31,910)	(29,713)
Borrowings under line of credit	120,800	127,500
Repayments of borrowings under line of credit	(121,400)	(116,500)
Change in borrowings under accounts receivable securitization	(142,000)	2,000
Purchases of treasury stock	(18,869)
Accumulated other comprehensive loss	(1,138)
Proceeds from issuance of common stock under stock option and stock purchase plans	5,905	8,881

Net cash provided by (used in) financing activities	11,388	(7,832)

Net increase (decrease) in cash	41,719	(12,029)
Cash at beginning of period	7,930	14,151

Cash at end of period	$49,649	$2,122

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$6,793	$6,256
Income taxes	$12,241	$232
Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables	$676	$22,908

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

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments, which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2. Stock Compensation Plans

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan. The compensation cost that has been charged against income for its Fixed Stock Option Plans was $349,000 and $266,000 for the three months ended June 30, 2003 and 2002, respectively and $701,000 and $475,000 for the six months ended June 30, 2003 and 2002, respectively.

Had compensation cost for the Company’s four stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2003	2002	2003	2002

Net earnings (in thousands)	As Reported	$19,161	$17,682	$28,058	$27,092
	Add: Compensation expense, using intrinsic method, net of tax	216	165	435	294
	Deduct: Compensation expense, using fair value method, net of tax	(1,564)	(1,215)	(2,507)	(1,736)

	Pro forma	$17,813	$16,632	$25,986	$25,650

Basic earnings per share	As Reported	$.23	$.20	$.34	$.31

	Pro forma	$.21	$.19	$.31	$.30

Diluted earnings per share	As Reported	$.23	$.20	$.33	$.31

	Pro forma	$.21	$.19	$.31	$.29

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Pro forma net earnings reflect only options granted in 1995 through June 30, 2003. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

Note 3. Contingencies

The Company is involved in certain claims and pending litigation arising from the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a materially adverse effect on the financial condition of the Company.

Note 4. Assets Held for Sale

In January 2003, the Company sold its Columbus facility, which was previously used by M.S. Carriers and classified as assets held for sale. The Company received $3.7 million, net of expenses, and recognized a gain of $345,000.

Note 5. Private Placement of Senior Notes

On June 27, 2003, the Company completed a private placement of Senior Notes. The notes were issued in two series of $100 million each with an interest rate of 3.73% for those notes maturing on June 27, 2008 and 4.33% for those notes maturing on June 27, 2010. The notes contain financial covenants relating to leverage, fixed charge coverage and tangible net worth.

Note 6. Accumulated Other Comprehensive Income

In conjunction with the June 2003 private placement of Senior Notes, the Company entered into a cash flow hedge to lock the benchmark interest rate used to set the coupon rate for $50 million of the notes. The Company terminated the hedge when the coupon rate was set and paid $1.1 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity. This amount will be amortized as a yield adjustment of the interest rate on the seven-year series of notes. The Company expects $142,000 will be amortized into interest expense during the next twelve months.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7. Stock Repurchase Program

The Company repurchased a total of 1,201,000 shares of its stock in the first six months of 2003 at a cost of $18.9 million. The Board of Directors authorized the repurchase of 1,000,000 shares at price levels set by the Board of Directors and this purchase was completed in the first six months of 2003 at a cost of $15.7 million. The Board of Directors also approved the purchase of an additional 2,000,000 shares of the Company’s common stock at a total cost not to exceed $32 million. Of this amount, 201,000 shares were purchased in the first six months of 2003 at a cost of $3.2 million.

Note 8. Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

	(in thousands, except per share amounts)
Net earnings	$19,161	$17,682	$28,058	$27,092

Weighted average shares:
Common shares outstanding for basic earnings per share	83,031	86,419	83,403	86,265
Equivalent shares issuable upon exercise of stock options	1,117	1,472	1,056	1,650

Diluted shares	84,148	87,891	84,459	87,915

Basic earnings per share	$.23	$.20	$.34	$.31

Diluted earnings per share	$.23	$.20	$.33	$.31

Note 9. Subsequent Event – Acquisition of Merit Distribution Services, Inc.

In July 2003, the Company completed the acquisition of certain assets of Merit Distribution Services, Inc. for $76 million, including $26 million for additional revenue equipment and other assets not originally anticipated. Merit’s fleet consists of 825 tractors, including 140 owner operators, and 1,400 trailers of which 455 tractors and 1,100 trailers are leased. Merit’s primary business consists of a series of dedicated regional trucking fleets that serve Wal-Mart’s grocery distribution centers and retail outlets.

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

          Statements in Exhibit 99.1 to this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K, including Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could cause actual results or events to differ materially from those expressed in forward-looking statements. Additional factors that could contribute to or cause such differences are set forth in “Business” and “Market for the Registrant’s Common Stock and Related Stockholder Matters” in the Company’s Annual Report on Form 10-K.

OVERVIEW

We operate the largest truckload fleet in the United States. As part of the truckload segment of the trucking industry, we transport freight for shippers in large quantities who generally pay for our services based upon miles of delivery. Our fleet of tractors and trailers is as follows:

	June 30,	December 31,	June 30,
	2003	2002	2002

Tractors:
Company
Owned	8,249	7,350	6,846
Leased	4,790	5,589	5,817

Total company	13,039	12,939	12,663
Owner-operator	3,307	3,152	3,336

Total	16,346	16,091	15,999

Trailers	48,698	48,233	46,561

The Company tractors are either owned by the Company or financed under leases. Our fleet has operated on a three -year cycle for many years. Generally, we traded a tractor for a new tractor every three years. We are currently evaluating our replacement policy in light of the changes to tractor engines due to new emissions standards mandated by the U.S. Environmental Protection Agency (EPA) that became effective on October 1, 2002. We extended the usage of our three year old tractors into the fourth year while evaluating the October 2002 EPA engine. We are continuing to evaluate the new engine but have begun purchasing some tractors with the EPA compliant engine to replace certain tractors that have completed a four-year cycle.

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

In addition to trucking revenue, our operating revenue includes fuel surcharge revenue and other revenue primarily for freight moved for our customers on rail or purchased transportation and work performed in our shops for owner operators.

We are also compensated, in some instances, for accessorial charges such as loading and unloading.

We view our operating cost structure as approximately one-half variable and one-half fixed. Therefore, an increase in revenue will generally improve our operating margin percentage.

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the three and six months ended:

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	37.1	36.2	37.1	37.1
Operating supplies and expenses	9.4	9.5	10.0	9.1
Fuel	13.0	11.9	14.1	11.7
Purchased transportation	17.1	16.9	16.9	17.2
Rental expense	3.2	4.0	3.4	4.3
Insurance and claims	4.4	3.7	4.2	3.9
Depreciation and amortization	6.7	7.2	6.5	7.5
Communications and utilities	1.2	1.3	1.2	1.4
Operating taxes and licenses	2.0	2.5	1.9	2.5

Total operating expenses	94.1	93.2	95.3	94.7

Operating income	5.9	6.8	4.7	5.3
Net interest expense	.7	1.3	.7	.9
Other (income) expense, net	(.1)	.1

Earnings before income taxes	5.3	5.4	4.0	4.4
Income taxes	2.0	2.1	1.5	1.7

Net earnings	3.3%	3.3%	2.5%	2.7%

Our net earnings increased from $17.7 million in the second quarter of 2002 to $19.2 million in the second quarter of 2003 and from $27.1 million in the first six months of 2002 to $28.1 million in the first six months of 2003. This increase was mainly driven by a 7.9% and 9.7% increase in operating revenue, net of fuel surcharge revenue for the quarter and six months, respectively. The incremental profit from the increased volume was aided in the second quarter of 2003 by fuel surcharge revenue in excess of higher fuel costs, due to the timing of the contractual fuel surcharge adjustments, and decreased depreciation and rental expense as we purchased approximately 1,000 tractors at completion of their three year operating lease. Depreciation expense of our tractors decreases in the fourth year of use as the residual value declines at a lower rate in year four that in the first three years.

REVENUE

As discussed above, we believe there are three factors that have a significant impact on our trucking revenue. These three factors, along with operating revenue and its components (dollars in thousands) are shown in the table below:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Trucking revenue	$540,735	$497,877	$1,049,582	$956,027
Fuel surcharge revenue	23,391	8,056	46,517	10,797
Other revenue	20,783	22,662	40,113	37,551

Operating revenue	$584,909	$528,595	$1,136,212	$1,004,375

Miles per tractor per week	2,184	2,073	2,123	2,009
Trucking revenue per loaded mile	$1.4439	$1.4244	$1.4344	$1.4123
Deadhead percentage	14.68%	14.22%	14.24%	14.57%

Our trucking revenue increased 8.6% in the second quarter of 2003 compared to the second quarter of 2002 despite an increase in deadhead percentage as we improved our utilization and revenue per loaded mile. The trend was similar in the six months ended June 30, 2003 compared to the same period in 2002 as trucking revenue increased 9.8% and utilization, revenue per loaded mile and deadhead percentage all improved.

Other revenue decreased in the second quarter and increased in the first six months of 2003 compared to the second quarter and first six months of 2002 primarily due to the volume of freight moved for our customers on Mexican carriers and the level of work performed in our shops for owner-operators.

OPERATING EXPENSES

Our most significant operating costs are salaries, wages and employee benefits, fuel and purchased transportation. Our salaries, wages and employee benefits were 37.1% and 36.2% of operating revenue in the second quarter of 2003 and 2002, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage increased to 38.7% in the second quarter of 2003 compared to 36.8% in the second quarter of 2002, primarily due to an increase in workers’ compensation costs and health care costs. As discussed in our 2002 Annual Report, our deductible amount for workers’ compensation rose from zero to $350,000 per incident in 2002. Beginning in 2003, this deductible amount for workers’ compensation increased from $350,000 to $500,000 per incident.

Salary, wages and employee benefits represent 37.1% of operating revenue for the six months ended June 30, 2003 and 2002. After adjusting for the increase in fuel surcharge revenue, this percentage increased to 38.7% for the six months ended June 30, 2003 compared to 37.5% for the same period in 2002 primarily due to an increase in workers’ compensation costs.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.

Fuel was 13.0% and 11.9% of operating revenue in the second quarter of 2003 and 2002, respectively and 14.1% and 11.7% of operating revenue in the first six months of 2003 and 2002, respectively. This percentage is primarily affected by fuel prices. Our average fuel cost per gallon was $1.33 and $1.18, in the second quarter of 2003 and 2002, respectively and $1.42 and $1.12, in the first six months of 2003 and 2002, respectively.

Increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, would have an adverse effect on our operations and profitability. We believe that the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet and to implement fuel surcharges when such an option is necessary and available. We do not use derivative-type hedging instruments, but periodically evaluate their possible use.

Purchased transportation was 17.1% and 16.9% of operating revenue in the second quarter of 2003 and 2002, respectively. This percentage increased as our owner operator fleet has remained fairly constant, with 3,307 at June 30, 2003 and 3,336 at June 30, 2002, as our operating revenue increased. After adjusting for the increase in fuel surcharge revenue, this percentage was 17.0% in 2003 and 16.8% in 2002, primarily due to an increase in volume and rates of freight carried by Mexican carriers.

Purchased transportation was 16.9% and 17.2% of operating revenue for the six months ended June 30, 2003 and 2002, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage was 16.7% and 17.1% in the first six months of 2003 and 2002, respectively. This percentage decreased as our operating revenue increased at a rate greater than the increase in owner operator miles.

Operating supplies and expenses was 9.4% and 9.5% of operating revenue in the second quarter of 2003 and 2002, respectively and 10.0% and 9.1% of operating revenue for the six months ended June 30, 2003 and 2002, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage increased to 9.8% in the second quarter of 2003 compared to 9.6% in the second quarter of 2002 and 10.4% for the six months ended June 30, 2003 compared to 9.2% for the same period in 2002, as we experienced an increase in maintenance costs. We expected this increase as we extended the life of some of our tractors into the fourth year which increases maintenance costs. This increase is offset by a reduction in depreciation expense discussed below.

Insurance and claims was 4.4% and 3.7% of operating revenue in the second quarter of 2003 and 2002, respectively and 4.2% and 3.9% of operating revenue for the six months ended June 30, 2003 and 2002, respectively. As discussed in our 2002 Annual Report, we are self-insured for some portion of our liability, property damage and cargo damage risk. We buy insurance coverage with deductible amounts. Beginning in 2003, the deductible amount for general liability rose from $250,000 to $1,000,000 per incident. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

As we discussed in our 2002 Annual Report, we entered into a settlement agreement with an insurance company. Pursuant to this settlement, the insurance company agreed to provide certain insurance coverage, at no cost to the Company, through December 2004, in exchange for our releasing all claims that were the subject of the litigation. We are recognizing this settlement amount as a reduction of insurance expense as the insurance coverage is provided during the period from July 1, 2002 through December 31, 2004. In addition, we deferred the $21.1 million of legal expenses, which were paid pursuant to a contingent fee arrangement based upon our estimate of the value of the insurance provided of between $65 million and $74 million. These legal expenses are being amortized on a straight-line basis over the thirty-month period beginning July 1, 2002. In the event that we do not receive the future insurance coverage due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers, we will receive a reimbursement of our legal expenses on a declining basis ranging from $15.8 million through December 15, 2002 to $3.9 million through July 1, 2004.

Rental expense was 3.2% and 4.0% of operating revenue in the second quarter of 2003 and 2002, respectively and 3.4% and 4.3% of operating revenue for the six months ended June 30, 2003 and 2002, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage decreased to 3.3% in the second quarter of 2003 compared to 4.1% in the second quarter of 2002 and 3.6% for the first six months of 2003 compared to 4.4% for the same period of 2002. This decrease is primarily due to a decrease in our average cost per leased tractor, a decrease in the number of tractors on lease, as well as a decrease in trailer rental costs.

Depreciation expense was 6.7% and 7.2% of operating revenue in the second quarter of 2003 and 2002, respectively and 6.5% and 7.5% of operating revenue for the six months ended June 30, 2003 and 2002, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage decreased to 7.0% in the second quarter of 2003 compared to 7.3% in the second quarter of 2002 and 6.8% for the first six months ended June 30, 2003 compared to 7.5% for the same period in 2002. This decrease is primarily due to the extension of the life of some of our tractors into the fourth year.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Gain (loss) on sale of leased tractors	$(59,000)	$566,000	$(103,000)	$969,000
Gain (loss) on sale of owned tractors	$(586,000)	$2,100,000	$(1,168,000)	$3,500,000

OTHER EXPENSES

Our largest pre-tax non-operating expense is interest. Our debt balance combining the operating line of credit, Senior Notes, accounts receivable securitization, capital leases and other debt was $427 million and $384 million at June 30, 2003 and 2002, respectively.

As shown below, our interest expense, in thousands, net of the impact of the derivative agreements, decreased in 2003 for the quarter and the six months ended June 30, 2003, although we increased debt by $43 million, as 2003 benefited from lower interest rates and a shift in borrowings from more costly debt related to capital leases, entered into under M.S. Carriers, to less costly Swift debt.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Interest expense	$4,583	$6,770	$8,515	$9,077
Derivative agreements impact	(1,182)	(2,729)	(1,082)	(1,372)

Interest expense, net of derivative agreements	$3,401	$4,041	$7,433	$7,705

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Six months	Six months
	ended June 30,	ended June 30,
	2003	2002

Net cash provided by operating activities	$127,609	$113,902
Net cash used in investing activities	$(97,278)	$(118,099)
Net cash provided by (used in) financing activities	$11,388	$(7,832)

Our cash provided by operating activities increased to $127.6 million in the first six months of 2003 compared to $113.9 million in 2002. The primary matter affecting comparability was the payment in June 2002 of $21.1 million of legal expenses associated with settlement of litigation in which the Company received an agreement by an insurance company to provide certain insurance at no cost to the Company.

Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. Our capital expenditures, net of cash sales proceeds were $111.5 million and $110.1 million in the first six months of 2003 and 2002, respectively. In addition, we received $14.7 million of payments on equipment sale receivables and sale of assets held for sale in 2003 and made loans to investment entities of $11.1 million in 2002.

Regarding our financing activities, in the first six months of 2003 we issued $200 million of Senior Notes and repaid $174 million of debt (including capital leases and securitization). Also, we repurchased $18.9 million of our common stock in 2003 with no purchases in 2002. We received $5.9 million and $8.9 million in stock option exercise and employee stock purchase plan proceeds in the first six months of 2003 and 2002, respectively.

As of June 30, 2003 and December 31, 2002 we had a working capital of $125.7 million and a working capital deficit of $69.6 million, respectively. In June 2003, we utilized the proceeds from the Senior Notes to return $150 million of proceeds received under the accounts receivable securitization program. This reduction in accounts receivable securitization proceeds and an increase in our cash balance of $41.7 million increased our working capital. The accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization, but the increase in fixed assets or treasury stock is not included in working capital.

As of June 30, 2003, we had $135.8 million of borrowings and $79.1 million of letters of credit outstanding on our $255 million line of credit, leaving $40.1 million in borrowing capacity available. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 62.5 to 137.5 basis points, as defined in the Credit Agreement (currently 70 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 17.5 to 25 basis points (currently 20 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined).

Our accounts receivable securitization allows us to sell up to $200 million of our eligible trade accounts receivable to a financial institution. As of June 30, 2003, we had received sales proceeds of $27 million.

As of June 30, 2003, we had commitments outstanding to acquire replacement and additional revenue equipment for approximately $134 million. We have the option to cancel such commitments upon 60 days notice. We believe we will be able to support these acquisitions of revenue equipment through debt and lease financings and cash flows generated by operating activities.

During the six months ended June 30, 2003, we incurred approximately $46.1 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

We anticipate that we will expend approximately $25 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          We have interest rate exposure arising from our line of credit ($135.8 million), capital lease obligations ($30 million with variable interest rates) and accounts receivable securitization ($27 million), all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s interest expense by $1.2 million.

ITEM 4. CONTROLS AND PROCEDURES

          The Company has carried out an evaluation as of the end of the period covered by this Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period. There have been no significant changes in the Company’s internal control over financial reporting or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

PART II. OTHER INFORMATION

ITEMS 1, 2, 3 and 5. Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company’s Annual Meeting of Stockholders was held on May 22, 2003. At the Annual Meeting, the stockholders elected Earl H. Scudder, David Goldman and Dale M. Jensen to serve as Directors for three-year terms. Jerry C. Moyes, Lou A. Edwards, Alphonse E. Frei, William F. Riley III, and Michael S. Starnes continued as Directors after the meeting. Edward A. Labry III and Rodney K. Sartor did not stand for reelection. Additionally, the stockholders approved the adoption of the new Swift Transportation Co., Inc 2003 Incentive Plan. Furthermore, the stockholders rejected a proposal regarding the separation of the positions of Chairman of the Board and Chief Executive Officer.

          Stockholders representing 79,643,887 shares or 96% of the outstanding shares were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee and the other proposals follows:

			Votes
			Against
			or Withheld
			and	Broker
	Votes Cast	Votes For	Abstentions	Non Votes

Election of Earl H. Scudder	79,643,887	59,945,410	19,698,477
Election of David Goldman	79,643,887	78,804,466	839,421
Election of Dale M. Jensen	79,643,887	78,780,544	863,343
Approval of adoption of 2003 Stock Incentive Plan	79,643,887	39,857,854	28,503,306	11,282,727
Stockholder proposal regarding separation of the positions of Chairman of the Board and Chief Executive Officer	79,643,887	27,862,850	40,498,310	11,282,727

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 3.1	–	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement No. 333-85940 on Form S-8)

	Exhibit 3.2	–	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement No. 33-66034 on Form S-3)

Exhibit 10.22		Swift Transportation Co, Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008, and $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003

Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certificate of Jerry Moyes, Chairman, President and Chief Executive Officer

Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certificate of Gary R. Enzor, Chief Financial Officer

Exhibit 32.1	–	Section 1350 Certification of Jerry Moyes, Chairman, President and Chief Executive Officer

Exhibit 32.2	–	Section 1350 Certification of Gary R. Enzor, Chief Financial Officer

Exhibit 99.1	–	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

(b)	A Report on Form 8-K was filed on April 30, 2003, which furnished, under Item 12, a press release announcing financial results for the quarter ended March 31, 2003.

A Report on Form 8-K was filed on July 23, 2003, which furnished, under Item 12, a press release announcing financial results for the quarter and six months ended June 30, 2003.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION CO., INC.

Date: August 12, 2003	/s/ Jerry Moyes

(Signature)

Jerry Moyes
Chairman, President and Chief Executive Officer

Date: August 12, 2003	/s/ Gary R. Enzor

(Signature)

Gary R. Enzor
Chief Financial Officer