Form 10-Q
period 2003-09-30
SWIFT TRANSPORTATION CO INC
filed 2003-11-14
CIK 863557

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     YES ☑          NO ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 10, 2003)

Common stock, $.001 par value: 83,612,771 shares

		Page
		Number

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002	3
	Condensed Consolidated Statements of Earnings (unaudited) for the Three and Nine Month Periods Ended September 30, 2003 and 2002	5
	Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2003 and 2002	6
	Condensed Consolidated Statements of Stockholders’ Equity (unaudited) for the Nine Month Period Ended September 30, 2003	7
	Condensed Consolidated Statements of Cash Flows (unaudited) for the Nine Month Periods Ended September 30, 2003 and 2002	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20
PART II
OTHER INFORMATION
Items 1, 2, 3, 4 and 5.	Not applicable	21
Item 6.	Exhibits and Reports on Form 8-K	21

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets:
Cash	$15,288	$7,930
Accounts receivable, net	285,579	272,545
Equipment sales receivable	16,973	11,100
Inventories and supplies	16,261	16,031
Prepaid taxes, licenses and insurance	14,665	19,021
Assets held for sale	4,872	8,274
Deferred income taxes	13,236	2,262

Total current assets	366,874	337,163

Property and equipment, at cost:
Revenue and service equipment	1,545,811	1,476,183
Land	48,594	47,855
Facilities and improvements	271,407	213,421
Furniture and office equipment	72,890	70,315

Total property and equipment	1,938,702	1,807,774
Less accumulated depreciation and amortization	620,424	548,937

Net property and equipment	1,318,278	1,258,837

Investment in Transplace	3,288	4,282
Notes receivable from Trans-Mex	12,848	11,649
Deferred legal fees	10,535	16,892
Other assets	19,350	16,759
Customer relationship intangible	35,726
Goodwill	25,164	8,900

	$1,792,063	$1,654,482

See accompanying notes to condensed consolidated financial statements.

Continued

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$78,600	$53,192
Accrued liabilities	66,827	52,161
Current portion of claims accruals	80,229	83,188
Current portion of long-term debt	3,466	3,389
Current portion of obligations under capital leases	20,138	45,832
Securitization of accounts receivable	82,000	169,000

Total current liabilities	331,260	406,762

Borrowings under revolving credit agreement	70,000	136,400
Senior Notes	200,000
Long-term debt, less current portion	6,033	9,387
Obligations under capital leases	24,449	37,683
Claims accruals, less current portion	81,304	65,011
Deferred income taxes	261,033	223,514
Fair value of interest rate swaps	9,277	9,947
Stockholders’ equity:
Preferred stock, par value $.001 per share Authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share Authorized 200,000,000 shares; 91,023,021 and 90,182,273 shares issued at September 30, 2003 and December 31, 2002, respectively	91	90
Additional paid-in capital	282,365	272,099
Retained earnings	636,114	583,480
Treasury stock, at cost (7,438,077 and 6,237,077 shares at September 30, 2003 and December 31, 2002, respectively)	(108,760)	(89,891)
Accumulated other comprehensive loss	(1,103)

Total stockholders’ equity	808,707	765,778

Commitments and contingencies
	$1,792,063	$1,654,482

See accompanying notes to condensed consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Statements of Earnings
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenue	$623,875	$536,955	$1,760,087	$1,541,330
Operating expenses:
Salaries, wages and employee benefits	220,091	201,911	641,746	574,385
Operating supplies and expenses	58,849	49,678	172,004	141,377
Fuel	83,104	67,576	243,683	184,885
Purchased transportation	110,428	91,457	301,765	264,532
Rental expense	20,148	20,329	59,157	63,679
Insurance and claims	28,507	17,280	76,548	56,374
Depreciation and amortization	38,980	35,985	112,713	110,885
Communication and utilities	7,459	6,938	21,196	20,675
Operating taxes and licenses	14,157	12,200	36,076	37,419

Total operating expenses	581,723	503,354	1,664,888	1,454,211

Operating income	42,152	33,601	95,199	87,119
Other (income) expenses:
Interest expense	3,196	8,894	11,711	17,971
Interest income	(198)	(1,064)	(494)	(1,715)
Other	(502)	(159)	(922)	811

Other (income) expenses, net	2,496	7,671	10,295	17,067

Earnings before income taxes	39,656	25,930	84,904	70,052
Income taxes	15,080	9,590	32,270	26,620

Net earnings	$24,576	$16,340	$52,634	$43,432

Basic earnings per share	$.29	$.19	$.63	$.50

Diluted earnings per share	$.29	$.19	$.62	$.50

See accompanying notes to condensed consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net earnings	$24,576	$16,340	$52,634	$43,432
Other comprehensive loss:
Net loss on cash flow hedge, net of tax effect of $432			(706)
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $13	22		22

Comprehensive income	$24,598	$16,340	$51,950	$43,432

See accompanying notes to condensed consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands, except share data)

	Common Stock		Additional			Other	Total
			Paid-in	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Stock	Loss	Equity

Balances, December 31, 2002	90,182,273	$90	$272,099	$583,480	$(89,891)	$	$765,778
Issuance of common stock under stock option and employee stock purchase plans	840,748	1	9,070				9,071
Amortization of deferred compensation			1,196				1,196
Cash flow hedge						(1,138)	(1,138)
Reclassification of cash flow hedge to interest expense						35	35
Purchase of 1,201,000 shares of treasury stock					(18,869)		(18,869)
Net earnings				52,634			52,634

Balances, September 30, 2003	91,023,021	$91	$282,365	$636,114	$(108,760)	$(1,103)	$808,707

See accompanying notes to condensed consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net earnings	$52,634	$43,432
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	112,441	104,732
Deferred income taxes	26,545	24,740
Provision for losses on accounts receivable	4,043	4,729
Amortization of deferred compensation	1,196	803
Fair value of interest rate swaps	(670)	5,902
Amortization of deferred legal fees	6,357	2,119
Impairment of property		3,100
Increase (decrease) in cash resulting from changes in, net of effects from purchase of Merit Distribution Services, Inc.:
Accounts receivable	(16,928)	(17,979)
Inventories and supplies	253	(2,367)
Prepaid expenses	6,731	15,973
Other assets	(2,325)	(15,085)
Accounts payable, accrued liabilities and claims accruals	29,503	42,837

Net cash provided by operating activities	219,780	212,936

Cash flows from investing activities:
Proceeds from sale of property and equipment	52,948	73,520
Capital expenditures	(195,892)	(254,644)
Proceeds from sale of assets held for sale	3,760
Repayment of note receivable		1,000
Notes receivable	(1,229)	(10,727)
Payments received on equipment sale receivables	11,100	2,107
Payment for purchase of Merit Distribution Services, Inc.	(76,521)

Net cash used in investing activities	(205,834)	(188,744)

See accompanying notes to condensed consolidated financial statements.

Continued

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from financing activities:
Issuance of Senior Notes	200,000
Repayments of long-term debt and capital leases	(42,205)	(41,304)
Borrowings under line of credit	120,800	163,500
Repayments of borrowings under line of credit	(187,200)	(167,500)
Change in borrowings under accounts receivable securitization	(87,000)	55,000
Purchases of treasury stock	(18,869)	(36,937)
Accumulated other comprehensive loss	(1,103)
Proceeds from issuance of common stock under stock option and stock purchase plans	8,989	9,688

Net cash used in financing activities	(6,588)	(17,553)

Net increase in cash	7,358	6,639
Cash at beginning of period	7,930	14,151

Cash at end of period	$15,288	$20,790

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,768	$10,589
Income taxes	$13,756
Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables	$16,973	$27,796
Equipment purchase accrual	$18,276

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

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan. The compensation cost that has been charged against income for its Fixed Stock Option Plans was $494,000 and $329,000 for the three months ended September 30, 2003 and 2002, respectively, and $1,196,000 and $803,000 for the nine months ended September 30, 2003 and 2002, respectively.

Had compensation cost for the Company’s four stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,

		2003	2002	2003	2002

Net earnings (in thousands)	As Reported	$24,576	$16,340	$52,634	$43,432
	Add: Compensation expense, using intrinsic method, net of tax	306	204	741	498
	Deduct: Compensation expense, using fair value method, net of tax	(933)	(834)	(3,440)	(2,571)

	Pro forma	$23,949	$15,710	$49,935	$41,359

Basic earnings per share	As Reported	$.29	$.19	$.63	$.50

	Pro forma	$.29	$.18	$.60	$.48

Diluted earnings per share	As Reported	$.29	$.19	$.62	$.50

	Pro forma	$.28	$.18	$.59	$.47

Pro forma net earnings reflect only options granted in 1995 through September 30, 2003. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

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

Note 6.	Accumulated Other Comprehensive Loss

In conjunction with the June 2003 private placement of Senior Notes, the Company entered into a cash flow hedge to lock the benchmark interest rate used to set the coupon rate for $50 million of the notes. The Company terminated the hedge when the coupon rate was set and paid $1.1 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity. This amount will be amortized as a yield adjustment of the interest rate on the seven-year series of notes. The Company amortized $35,000 into interest expense during the three and nine months ended September 30, 2003 and expects $144,000 will be amortized into interest expense during the next twelve months.

Note 7.	Revolving Credit Agreement

In October 2003, the Company amended its Line of Credit agreement to increase the borrowing capacity from $255 million to $300 million. All other provisions of the agreement remained the same.

Note 8.	Stock Repurchase Program

The Company repurchased a total of 1,201,000 shares of its stock in the first nine months of 2003 at a cost of $18.9 million. The Board of Directors authorized the repurchase of 1,000,000 shares at price levels set by the Board of Directors and this purchase was completed in the first nine months of 2003 at a cost of $15.7 million. The Board of Directors also approved the purchase of an additional 2,000,000 shares of the Company’s common stock at a total cost not to exceed $32 million. Of this amount, 201,000 shares were purchased in the first nine months of 2003 at a cost of $3.2 million.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

Note 9.	Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands, except per share amounts)
Net earnings	$24,576	$16,340	$52,634	$43,432

Weighted average shares:
Common shares outstanding for basic earnings per share	83,431	85,796	83,412	86,107
Equivalent shares issuable upon exercise of stock options	1,477	1,227	1,191	1,528

Diluted shares	84,908	87,023	84,603	87,635

Basic earnings per share	$.29	$.19	$.63	$.50

Diluted earnings per share	$.29	$.19	$.62	$.50

Note 10.	Acquisition of Merit Distribution Services, Inc.

On July 1, 2003, the Company completed the acquisition of certain assets of Merit Distribution Services, Inc. Merit’s fleet consists of 825 tractors, including 140 owner-operators, and 1,400 trailers of which 455 tractors and 1,100 trailers are leased. Merit’s primary business consists of a series of dedicated regional trucking fleets that serve Wal-Mart’s grocery distribution centers and retail outlets. This acquisition is expected to enhance our relationship with Wal-Mart, our largest customer. The results of Merit’s operations have been included in the consolidated financial statements since July 1, 2003.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Customer relationship intangible asset	$35,726
Goodwill	16,264
Revenue equipment	27,050
Other assets	1,601
Liabilities assumed	(4,120)

Cash paid	$76,521

The customer relationship intangible asset is being amortized on a straight-line basis over a 15-year period. All of the goodwill will be deductible for tax purposes.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited) — (Continued)

The results of operations for the three and nine month periods ended September 30, 2003 and 2002 as though the Merit acquisition had been completed as of the beginning of each respective period are as follows (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenue	$623,875	$573,145	$1,833,822	$1,649,046
Net earnings	$24,576	$18,326	$56,710	$47,190
Diluted earnings per share	$.29	$.21	$.67	$.54

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We operate the largest truckload fleet in the United States. As part of the truckload segment of the trucking industry, we transport freight for shippers in large quantities who generally pay for our services based upon miles of delivery. Our fleet of tractors and trailers is as follows:

	September 30,	December 31,	September 30,
	2003	2002	2002

Tractors:
Company
Owned	8,609	7,350	6,821
Leased	4,984	5,589	6,107

Total company	13,593	12,939	12,928
Owner-operator	3,678	3,152	3,223

Total	17,271	16,091	16,151

Trailers	50,221	48,233	47,690

The Company tractors are either owned by the Company or financed under leases. Our fleet has operated on a three-year cycle for many years. Generally, we traded a tractor for a new tractor every three years. We are currently evaluating our replacement policy in light of the changes to tractor engines due to new emissions standards mandated by the U.S. Environmental Protection Agency (EPA) that became effective on October 1, 2002. We extended the usage of our three-year-old tractors into the fourth year while evaluating the October 2002 EPA engine. We are continuing to evaluate the new engine but have begun purchasing some tractors with the EPA compliant engine to replace certain tractors that have completed a four-year cycle.

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

In addition to trucking revenue, our operating revenue includes fuel surcharge revenue and other revenue primarily for freight moved for our customers on rail or purchased transportation and work performed in our shops for owner-operators.

We are also compensated, in some instances, for accessorial charges such as loading and unloading.

We view our operating cost structure as approximately one-half variable and one-half fixed. Therefore, an increase in revenue will generally improve our operating margin percentage.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2003 AND 2002

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	35.3	37.6	36.5	37.3
Operating supplies and expenses	9.4	9.2	9.8	9.2
Fuel	13.3	12.6	13.8	12.0
Purchased transportation	17.7	17.0	17.1	17.1
Rental expense	3.2	3.8	3.4	4.1
Insurance and claims	4.6	3.2	4.3	3.7
Depreciation and amortization	6.2	6.7	6.4	7.2
Communications and utilities	1.2	1.3	1.2	1.3
Operating taxes and licenses	2.3	2.3	2.1	2.4

Total operating expenses	93.2	93.7	94.6	94.3

Operating income	6.8	6.3	5.4	5.7
Net interest expense	.5	1.5	.7	1.2
Other (income) expense, net	(.1)		(.1)

Earnings before income taxes	6.4	4.8	4.8	4.5
Income taxes	2.5	1.8	1.8	1.7

Net earnings	3.9%	3.0%	3.0%	2.8%

Our net earnings increased from $16.3 million in the third quarter of 2002 to $24.6 million in the third quarter of 2003 and from $43.4 million in the first nine months of 2002 to $52.6 million in the first nine months of 2003. This increase was mainly driven by a 14.5% and 11.4% increase in operating revenue, net of fuel surcharge revenue for the quarter and nine months, respectively. In addition, the acquisition of Merit added approximately 6% and 2% to our operating revenue for the three and nine months ended September 30, 2003. The incremental profit from the increased volume was aided in the third quarter of 2003 by fuel surcharge revenue in excess of higher fuel costs, due to the timing of the contractual fuel surcharge adjustments, and decreased depreciation and rental expense as we purchased approximately 1,700 tractors at completion of their three year operating lease. Depreciation expense of our tractors decreases in the fourth year of use as the residual value declines at a lower rate in year four that in the first three years.

In January 2004, the new regulations regarding hours of service for our drivers and owner-operators, as adopted by the Department of Transportation (“DOT”), will become effective. These revised regulations increase daily drive time from 10 to 11 hours and no longer allow for breaks in the on-duty period.

Our drivers and owner-operators are compensated primarily based upon miles driven. To the extent the new regulations reduce time available to drive as a result of the changes to the calculation of the on-duty period, our drivers and owner-operators pay will be reduced. We expect to work with our shippers to minimize the loss of driver and owner-operator productivity. In situations where productivity losses occur, we expect to be compensated by the shippers and compensate our drivers and owner-operators accordingly so as to maintain our existing pay structure. If we are not successful in working with our shippers to adjust for the impact these new regulations will have on our driver and owner-operator productivity, it could have a negative impact on our financial results.

REVENUE

As discussed above, we believe there are three factors that have a significant impact on our trucking revenue. These three factors, along with operating revenue and its components (dollars in thousands) are shown in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Trucking revenue	$576,828	$504,284	$1,626,409	$1,460,311
Fuel surcharge revenue	21,276	10,519	67,793	21,317
Other revenue	25,771	22,152	65,885	59,702

Operating revenue	$623,875	$536,955	$1,760,087	$1,541,330

Miles per tractor per week	2,146	2,060	2,131	2,026
Trucking revenue per loaded mile	$1.4547	$1.4095	$1.4415	$1.4113
Deadhead percentage	13.37%	13.68%	13.94%	14.26%

Our trucking revenue increased 14.4% in the third quarter of 2003 compared to the third quarter of 2002 as we improved our utilization, deadhead percentage and revenue per loaded mile. The trend was similar in the nine months ended September 30, 2003 compared to the same period in 2002 as trucking revenue increased 11.4% and utilization, revenue per loaded mile and deadhead percentage all improved.

Other revenue increased in the third quarter and the first nine months of 2003 compared to the third quarter and first nine months of 2002 primarily due to the volume of freight moved for our customers on Mexican carriers.

OPERATING EXPENSES

Our most significant operating costs are salaries, wages and employee benefits, fuel and purchased transportation. Our salaries, wages and employee benefits were 35.3% and 37.6% of operating revenue in the third quarter of 2003 and 2002, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage decreased to 36.5% in the third quarter of 2003 compared to 38.4% in the third quarter of 2002, primarily due to a decrease in workers’ compensation costs.

Salary, wages and employee benefits represent 36.5% and 37.3% of operating revenue for the nine months ended September 30, 2003 and 2002. After adjusting for the increase in fuel surcharge revenue, this percentage increased to 37.9% for the nine months ended September 30, 2003 compared to 37.8% for the same period in 2002, an insignificant change.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.

Fuel was 13.3% and 12.6% of operating revenue in the third quarter of 2003 and 2002, respectively and 13.8% and 12.0% of operating revenue in the first nine months of 2003 and 2002, respectively. This percentage is primarily affected by fuel prices. Our average fuel cost per gallon was $1.35 and $1.26, in the third quarter of 2003 and 2002, respectively and $1.40 and $1.17, in the first nine months of 2003 and 2002, respectively.

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

Purchased transportation was 17.7% and 17.0% of operating revenue in the third quarter of 2003 and 2002, respectively. This percentage increased, at a faster rate than our operating revenue, as our owner-operator fleet increased to 3,678 at September 30, 2003 from 3,223 at September 30, 2002. After adjusting for the increase in fuel surcharge revenue, this percentage was 18.3% in 2003 and 17.4% in 2002, primarily due to an increase in volume of freight carried by our owner-operators.

Purchased transportation was 17.1% of operating revenue for the nine months ended September 30, 2003 and 2002. After adjusting for the increase in fuel surcharge revenue, this percentage was 17.8% and 17.4% in the first nine months of 2003 and 2002, respectively. The owner-operator miles increasing at a rate greater than our operating revenue caused this increase.

Operating supplies and expenses was 9.4% and 9.2% of operating revenue in the third quarter of 2003 and 2002, respectively and 9.8% and 9.2% of operating revenue for the nine months ended September 30, 2003 and 2002, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage increased to 9.8% in the third quarter of 2003 compared to 9.4% in the third quarter of 2002 and 10.2% for the nine months ended September 30, 2003 compared to 9.3% for the same period in 2002, as we experienced an increase in maintenance costs. We expected this increase as we extended the life of some of our tractors into the fourth year, which increases maintenance costs. This increase is offset by a reduction in depreciation expense discussed below.

Insurance and claims was 4.6% and 3.2% of operating revenue in the third quarter of 2003 and 2002, respectively and 4.3% and 3.7% of operating revenue for the nine months ended September 30, 2003 and 2002, respectively. As discussed in our 2002 Annual Report, we are self-insured for some portion of our liability, property damage and cargo damage risk. We buy insurance coverage with deductible amounts. Beginning in 2003, the deductible amount for general liability rose from $250,000 to $1,000,000 per incident. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

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

Rental expense was 3.2% and 3.8% of operating revenue in the third quarter of 2003 and 2002, respectively and 3.4% and 4.1% of operating revenue for the nine months ended September 30, 2003 and 2002, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage decreased to 3.3% in the third quarter of 2003 compared to 3.9% in the third quarter of 2002 and 3.5% for the first nine months of 2003 compared to 4.2% for the same period of 2002. This decrease is primarily due to a decrease in our average cost per leased tractor, a decrease in the number of tractors on lease, as well as a decrease in trailer rental costs.

Depreciation and amortization expense was 6.2% and 6.7% of operating revenue in the third quarter of 2003 and 2002, respectively and 6.4% and 7.2% of operating revenue for the nine months ended September 30, 2003 and 2002, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage decreased to 6.5% in the third quarter of 2003 compared to 6.8% in the third quarter of 2002 and 6.7% for the first nine months ended September 30, 2003 compared to 7.3% for the same period in 2002. This decrease is primarily due to the extension of the life of some of our tractors into the fourth year.

When it is economically advantageous to do so, we will purchase and then resell tractors that we currently lease by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rental expense. We also generate gains from the sale of tractors we own. These gains are recorded as a reduction of depreciation expense. These gains are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Gain (loss) on sale of leased tractors	$332,000	$471,000	$229,000	$1,440,000
Gain (loss) on sale of owned tractors	$(90,000)	$1,868,000	$(1,258,000)	$5,348,000

OTHER EXPENSES

Our largest pre-tax non-operating expense is interest. Our debt balance combining the operating line of credit, Senior Notes, accounts receivable securitization, capital leases and other debt was $406 million and $410 million at September 30, 2003 and 2002, respectively.

As shown below, our interest expense, in thousands, net of the impact of the derivative agreements, increased in 2003 for the quarter and the nine months ended September 30, 2003, although we decreased debt by $4 million. In June 2003, we completed our private placement of Senior Notes, which have a weighted average interest rate of 4%. Although this fixed rate is currently higher than our variable rate debt, these Senior Notes provide us with strategic capital with five and seven year maturities. We also benefited in 2003 from lower interest rates and a shift in borrowings from more costly debt related to capital leases, entered into under M.S. Carriers, to less costly Swift debt.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Interest expense	$3,196	$8,894	$11,711	$17,971
Derivative agreements impact	1,752	(4,530)	670	(5,902)

Interest expense, net of derivative agreements	$4,948	$4,364	$12,381	$12,069

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Net cash provided by operating activities	$219,780	$212,936
Net cash used in investing activities	$(205,834)	$(188,744)
Net cash provided by (used in) financing activities	$(6,588)	$(17,553)

Our cash provided by operating activities increased to $219.8 million in the first nine months of 2003 compared to $212.9 million in 2002. The primary matter affecting comparability was the payment in June 2002 of $21.1 million of legal expenses associated with settlement of litigation in which the Company received an agreement by an insurance company to provide certain insurance at no cost to the Company. Also, the fair value of interest swaps and prepaid expenses provided $6.6 million and $9.2 million, respectively, less cash from operations in 2003 than 2002.

Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. Our capital expenditures, net of cash sales proceeds were $143.0 million and $181.1 million in the first nine months of 2003 and 2002, respectively. Also, we expended $76.5 million for the acquisition of Merit in 2003. Furthermore, we received $14.9 million of payments on equipment sale receivables and sale of assets held for sale in 2003 and made loans to investment entities of $10.7 million in 2002.

Regarding our financing activities, in the first nine months of 2003 we issued $200 million of Senior Notes and repaid $196 million of debt (including capital leases and securitization). Also, we repurchased $18.9 million and $36.9 million of our common stock in 2003 and 2002. We received $9.0 million and $9.7 million in stock option exercise and employee stock purchase plan proceeds in the first nine months of 2003 and 2002, respectively.

As of September 30, 2003 and December 31, 2002 we had a working capital of $35.6 million and a working capital deficit of $69.6 million, respectively. We utilized the proceeds from the Senior Notes to reduce the proceeds received under the accounts receivable securitization program by $87 million comparing September 30, 2003 to December 31, 2002. This reduction in accounts receivable securitization proceeds combined with a decrease in our current portion of obligations under capital leases increased our working capital. The accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization, but the increase in fixed assets or treasury stock is not included in working capital.

As of September 30, 2003, we had $70 million of borrowings and $103.1 million of letters of credit outstanding on our $255 million line of credit, leaving $81.9 million in borrowing capacity available. As previously noted, the amount available on this line of credit increased to $300 million in October 2003. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 62.5 to 137.5 basis points, as defined in the Credit Agreement (currently 70 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 17.5 to 25 basis points (currently 20 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined).

Our accounts receivable securitization allows us to sell up to $200 million of our eligible trade accounts receivable to a financial institution. As of September 30, 2003, we had received sales proceeds of $82 million.

As of September 30, 2003, we had commitments outstanding to acquire replacement and additional revenue equipment for approximately $111 million. We have the option to cancel such commitments upon 60 days notice. We believe we will be able to support these acquisitions of revenue equipment through debt and lease financings and cash flows generated by operating activities.

During the nine months ended September 30, 2003, we incurred approximately $62.6 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

We anticipate that we will expend approximately $18 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

We have interest rate exposure arising from our line of credit ($70 million), capital lease obligations ($25.6 million with variable interest rates) and accounts receivable securitization ($82 million), all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s interest expense by $1.1 million.

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

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 and 5.

Not applicable

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 3.1	—	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement No. 333-85940 on Form S-8)
	Exhibit 3.2	—	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement No. 33-66034 on Form S-3)
	Exhibit 10.22	—	Swift Transportation Co, Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008, and $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003 (Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
	Exhibit 31.1	—	Rule 13a-14(a)/ 15d-14(a) Certificate of Jerry Moyes, Chairman, President and Chief Executive Officer
	Exhibit 31.2	—	Rule 13a-14(a)/ 15d-14(a) Certificate of Gary R. Enzor, Chief Financial Officer
	Exhibit 32.1	—	Section 1350 Certification of Jerry Moyes, Chairman, President and Chief Executive Officer
	Exhibit 32.2	—	Section 1350 Certification of Gary R. Enzor, Chief Financial Officer
	Exhibit 99.1	—	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

(b)	A Report on Form 8-K was filed on October 20, 2003, which furnished, under Item 12, a press release announcing financial results for the quarter ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION CO., INC.

Date: November 11, 2003	/s/ Jerry Moyes ------------------------------------------------ (Signature)

Jerry Moyes Chairman, President and Chief Executive Officer

Date: November 11, 2003	/s/ Gary R. Enzor ------------------------------------------------ (Signature)

Gary R. Enzor Chief Financial Officer

INDEX TO EXHIBITS

(a)	Exhibit 3.1	—	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement No. 333-85940 on Form S-8)
	Exhibit 3.2	—	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement No. 33-66034 on Form S-3)
	Exhibit 10.22	—	Swift Transportation Co, Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008, and $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003 (Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)
	Exhibit 31.1	—	Rule 13a-14(a)/ 15d-14(a) Certificate of Jerry Moyes, Chairman, President and Chief Executive Officer
	Exhibit 31.2	—	Rule 13a-14(a)/ 15d-14(a) Certificate of Gary R. Enzor, Chief Financial Officer
	Exhibit 32.1	—	Section 1350 Certification of Jerry Moyes, Chairman, President and Chief Executive Officer
	Exhibit 32.2	—	Section 1350 Certification of Gary R. Enzor, Chief Financial Officer
	Exhibit 99.1	—	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements