Form 10-K
period 2003-12-31
SWIFT TRANSPORTATION CO INC
filed 2004-03-15
CIK 863557

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     At June 30, 2003, the aggregate market value of common stock held by non-affiliates of the registrant was $977,365,000 based on $18.61 per share, which is the average of the closing bid and ask prices of our common stock as reported on the Nasdaq National Market on June 30, 2003.

     The number of shares outstanding of the registrant’s common stock on March 10, 2004 was 83,547,625.

DOCUMENTS INCORPORATED BY REFERENCE

     Materials from the registrant’s Notice and Proxy Statement relating to the 2004 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1.     Business

General

      Swift Transportation Co., Inc., a Nevada corporation headquartered in Phoenix, Arizona, is a holding company for the operating corporations named Swift Transportation Co., Inc. and Swift Transportation Corporation, (collectively referred to as “Swift”, “we”, “our”, “us” or the “Company”) which operate the largest fleet of truckload carrier equipment in the United States combining strong regional operations with a transcontinental van operation. The principal types of freight we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food, beverages and beverage containers and building materials. We operate throughout the continental United States, predominantly in one industry, road transportation, as a truckload motor carrier and thus have only one single reportable segment.

      This Annual Report on Form 10-K, including but not limited to the portions hereof entitled “Business — Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” and “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to: projections of revenues, income, or loss; capital expenditures; plans for future operations; financing needs or plans; the impact of inflation; plans relating to products or services of the Company; the benefits of our terminal network; the continued consolidation of the truckload industry and our ability to capitalize on this trend; the increase in the number of companies outsourcing their transportation requirements; our ability to sell our used trucks at favorable prices; our ability to attract and retain qualified drivers; our ability to pass on to our customers increased labor and fuel costs and protect against increases in fuel costs through the use of fuel efficient equipment; pending or future acquisitions; that our relationship with Wal-Mart will be enhanced as a result of our acquisition of Merit; the sufficiency of our capital resources; our plans to extend our vehicle replacement program to four or more years; the anticipated impact of receiving a conditional safety rating from the Federal Motor Carrier Safety Administration; the outcome of routine litigation incidental to our business; and the impact of new regulations issued by the Department of Transportation concerning the maximum number of hours of service that commercial truck drivers can operate; as well as assumptions relating to the foregoing. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in “Business” and “Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Repurchases of Equity Securities” in this Annual Report.

Operations

      We have developed a network of regional terminals and offices strategically located in areas that have strong and diverse economies and provide access to key population centers. Our terminal network establishes a local market presence in the regions we serve and enables us to respond more rapidly to our customers’ changing requirements. The terminals are located in close proximity to major customers who provide us with significant freight volume. To minimize competition with long-haul truckload carriers and railroads, we operate principally within short-to-medium-haul traffic lanes. With an average length of haul of less than 600 miles, we are able to limit our direct competition with railroads, intermodal services and longer-haul, less specialized truckload carriers. (See further discussion under “Competition”.) Although our transcontinental division allows us to serve a broad spectrum of shipper needs, the primary regions in which we operate are ideally suited to short-to-medium-haul lanes because of the distribution of population and economic centers. To manage the higher costs and greater logistical complexity inherent in operating in short-to-medium haul traffic lanes, we employ sophisticated computerized management control systems to monitor key aspects of our operations, such as matching availability of equipment with the transportation needs of our customers, truck productivity, equipment maintenance and fuel consumption. We have a significant investment in our computer hardware and utilize state-of-the-art software specially designed for the trucking industry. Customer Service professionals monitor the location and delivery schedules of all shipments and equipment to coordinate routes and maximize equipment utilization. Our computer system provides immediate access to current information regarding driver and equipment status and location, specific load and equipment instructions, routing and dispatching.

      We focus on achieving constant availability for service-sensitive customers in short-to-medium haul traffic lanes that regularly ship over established routes within our regional service areas. We seek to provide premium service with commensurate rates, rather than compete primarily on the basis of price. This regional network also enables us to enhance driver recruitment and retention by regularly returning drivers to their homes, reducing our purchases of higher priced fuel at truck stops and expediting lower cost, in-house equipment maintenance. The principal elements of our premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and maintain local contact with customers; well-maintained, late model equipment that enhances on-time deliveries and driver satisfaction; a fully-integrated computer system to monitor shipment status and variations from schedule; an onboard communications system that enables us to dispatch and monitor traffic; timely deliveries; specialized equipment, such as high cubic capacity trailers, to respond promptly to customers’ varying requirements; multiple drops, appointment pick-ups and deliveries; assistance in loading and unloading; and extra trailers that can be placed for the convenience of our customers at their shipping locations.

      The achievement of significant regular freight volumes on high-density routes and maintaining consistent shipment scheduling over these routes are key elements of our operations. As a result, our operations personnel are better able to match available equipment to available loads and schedule regular maintenance and fueling at our terminals, thereby enhancing productivity and asset utilization and minimizing empty miles and expensive over-the-road fueling and repair costs. Consistent scheduling also allows us to be more responsive to our customers’ needs. Our regular scheduling and relatively short length of haul enable drivers to regularly return to their homes, which helps us with driver recruitment and retention.

      Major shippers continue to reduce the number of carriers they use for their regular freight needs. This has resulted in a relatively small number of financially stable “core carriers” and has contributed to consolidation in the truckload industry. Nevertheless, the truckload industry remains highly fragmented, and we believe that overall growth in the truckload industry and continued industry consolidation will present opportunities for well-managed, financially stable carriers like us to expand.

      In addition to expanding our services to existing customers, we actively pursue new traffic commitments from high volume, financially stable shippers for whom we have not previously provided services. Furthermore, a number of large companies maintain their own private trucking fleets to facilitate distribution of their products. In order to reduce operating costs associated with private fleets, a number of large companies periodically evaluate the opportunity to outsource their transportation and logistics requirements. We believe our strong regional operations and average length of haul of less than 600 miles position allows us to take advantage of this trend. We already serve as a preferred supplier, or “core carrier” for many major shippers who are considering, or may in the future consider, outsourcing their private fleet transportation and logistics requirements.

      We intend to take advantage of growth opportunities through a combination of internal growth and selective acquisitions. We generally limit our consideration of acquisitions to those we believe will be accretive to earnings within six months and produce a double-digit internal rate of return on investment.

      In addition to the domestic operations described above, we have a growing cross border operation into Mexico that primarily ships through commercial border crossings from Laredo, Texas westward to California. In 2000, we augmented our cross border operation by acquiring 49% of Trans-Mex, a carrier that focuses on shipments to and from Mexico and we purchased the remaining 51% in January 2004. For additional information regarding our purchase of the remaining interest in Trans-Mex as well as our guarantees of certain Trans-Mex obligations, see the Notes to Consolidated Financial Statements.

      In April 2000, together with five other publicly traded truckload carriers, we founded Transplace, LLC, an Internet-based transportation logistics company. We contributed our transportation logistics business and associated intangible assets to Transplace.com upon its formation. Our interest in Transplace.com is approximately 29%, reflecting both our initial investment and that held by out subsidiary, M.S. Carriers. We report our equity interest in Transplace.com and our share of the profits and losses of Transplace.com in our consolidated financial statements using the equity method of accounting. See the Notes to Consolidated Financial Statements.

      As a transportation logistics company, Transplace matches shippers with trucking companies and receives a fee for this service. We may receive from Transplace the opportunity to provide transportation services to shippers. In addition, we may utilize Transplace to assist in obtaining additional capacity from other trucking companies for our customers. During the years ended December 31, 2003, 2002 and 2001, Swift received less than 3% of its operating revenue from Transplace and paid less than 1% of its purchased transportation to Transplace.

Acquisitions

      Our growth has been dependent in part upon the acquisition of trucking companies throughout the United States. From 1988 through 1997, we completed eight acquisitions through which we grew from a regional carrier in the Western United States to a national carrier with operations throughout the entire country.

      In January 2001, we further expanded our operations in the eastern United States through an agreement with Cardinal Freight Carriers Inc. (“Cardinal Freight”), a van and flatbed carrier based in Concord, North Carolina. Under this agreement, we hired a number of Cardinal Freight’s drivers and subleased a number of tractors from Cardinal Freight.

      In June 2001, we merged with M.S. Carriers, Inc. (“M.S. Carriers”), also a publicly- held truckload carrier operating predominantly in the eastern United States. In exchange for 19,464,322 shares of our common stock, M.S. Carriers became a wholly-owned subsidiary. The transaction was accounted for as a pooling of interests.

      In July 2003, we completed the acquisition of certain assets of Merit Distribution Services, Inc. Merit’s fleet consists of 825 tractors, including 140 owner operators, and 1,400 trailers of which 455 tractors and 1,100 trailers are leased. Merit’s primary business consists of a series of dedicated regional trucking fleets that serve Wal-Mart’s grocery distribution centers and retail outlets. This acquisition is expected to enhance our relationship with Wal-Mart, our largest customer.

      See “Factors That May Affect Future Results and Financial Condition” under Item 7.

Revenue Equipment

      We acquire premium tractors to help attract and retain drivers, promote safe operations and minimize maintenance and repair costs. We believe the higher initial investment is recovered through improved resale value, improved fuel economy and reduced maintenance costs.

      The following table shows the type and age of our owned and leased equipment at December 31, 2003:

		57’, 53’ and	Sets of	Flatbed	Refrigerated	Specialized
Model Year	Tractors(1)	48’ Vans	Double Vans	Trailers	Trailers	Trailers

2004	2,537	562		45	277	55
2003	2,590	2,458	145		700	156
2002	2,922	1,463		264	229	116
2001	2,225	4,941		232	248	48
2000	2,573	10,767		85	80	100
1999	852	8,804		50	345	9
1998	147	5,552		21	98	2
1997 and prior	498	11,431	325	579	205	97

Total	14,344	45,978	470	1,276	2,182	583

(1)	Excludes 3,692 owner-operator tractors.

      Historically, we have purchased tractors and trailers manufactured to our specifications. Since 1990, we have predominantly acquired tractors manufactured by Freightliner powered by Series 60 Detroit Diesel engines. This standardization of driveline components enhanced our maintenance program by allowing us to operate with a minimum spare parts inventory. We historically have had a three-year replacement program on the majority of our line-haul tractors. After evaluating the 2002 tractor engines, which were designed to conform to the emissions standards mandated by the U.S. Environmental Protection Agency (EPA) that became effective on October 1, 2002, we have decided to operate the majority of our equipment for a period of four years. Furthermore, we may operate some equipment for five years depending upon mileage and use of the equipment. In the future, we expect to acquire tractors from two or more manufacturers. We expect to work with these equipment manufacturers to specify components that are common to each tractor so that we can continue the benefits of parts standardization. We adhere to a comprehensive maintenance program that minimizes downtime and enhances the resale value of our equipment. In addition to our maintenance facility in Phoenix, Arizona, we perform routine servicing and maintenance of our equipment at most of our regional terminal facilities, thus avoiding costly on-road repairs and out-of-route trips.

      We have installed Qualcomm onboard, two-way vehicle satellite communication systems in virtually all of our tractors. This communication system links drivers to regional terminals and corporate headquarters, allowing us to rapidly alter routes in response to customer requirements and adverse weather conditions and to eliminate the need for driver stops to report problems or delays. This system allows drivers to inform dispatchers and driver managers of the status of routing, loading and unloading or the need for emergency repairs. We believe this communications system improves fleet control, the quality of customer service and driver recruitment and retention. We intend to continue to install the communication system in substantially all tractors acquired in the future.

Marketing and Customers

      We have targeted the service-sensitive segment of the truckload market, both common and contract, rather than that segment that uses price as its primary consideration. We have chosen to provide premium service with commensurate rates rather than compete primarily on the basis of price. The principal elements of our premium service include: regional terminals to facilitate single and multiple pick-ups and deliveries and maintain local contact with customers; well-maintained, late model equipment that enhances on-time deliveries and driver satisfaction; a fully-integrated computer system to monitor shipment status and variations from schedule; an onboard communications system that enables us to dispatch and monitor traffic; timely deliveries; specialized equipment, such as high cubic capacity trailers, to respond promptly to customers’ varying requirements; multiple drops, appointment pick-ups and deliveries; assistance in loading and unloading; and extra trailers that can be placed for the convenience of our customers. We concentrate our marketing efforts on expanding the amount of service we provide to existing customers.

      We maintain a strong commitment to marketing. We have assigned a member of senior management to each of our largest customers to ensure a high level of customer support. We solicit new customers from our Phoenix, Arizona headquarters and each of our regional terminals through a marketing staff of approximately 50 persons. Once a customer relationship has been established, regional customer service representatives maintain contact and solicit additional business. We concentrate on attracting non-cyclical customers that regularly ship multiple loads from locations that complement existing traffic flows. Customer shipping point locations are regularly monitored and, as shipping patterns of existing customers expand or change; we attempt to obtain additional customers that will complement the new traffic flow. This strategy enables us to maximize equipment utilization.

      The largest 25, 10 and 5 customers accounted for approximately 55%, 39% and 30% respectively, of our revenues during 2003, 50%, 34% and 25%, respectively, of our revenues during 2002 and 48%, 33% and 23%, respectively, of our revenues during 2001. Wal-Mart is our largest customer and accounted for approximately 12%, 7% and 4% of our operating revenue during 2003, 2002 and 2001. No other customer accounted for more than 6% of operating revenue during the three years ended December 31, 2003. Our largest customers include retail and discount department store chains, manufacturers, non-perishable and perishable food companies, beverage and beverage container producers and building materials companies.

Employees

      Our larger terminals are staffed with terminal managers, driver managers and customer service representatives. Our terminal managers work with the fleet managers and the customer service representatives, as well as other operations personnel, to coordinate the needs of both our customers and our drivers. Terminal managers are also responsible for soliciting new customers and serving existing customers in their areas. Each driver manager is responsible for the general operation of approximately 35 trucks and their drivers, including driver retention, productivity per truck, routing, fuel consumption, safety and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.

      All our drivers must meet or exceed specific guidelines relating primarily to safety records, driving experience and personal evaluations, including a physical examination and mandatory drug testing. Upon being hired, a driver is trained in all phases of our policies and operations, safety techniques, and fuel-efficient operation of the equipment. All new drivers must pass a safety test and have a current Commercial Drivers License. In addition, we have ongoing driver efficiency and safety programs to ensure that our drivers comply with our safety procedures.

      Senior management is actively involved with the development and retention of drivers. Recognizing the need for qualified drivers, we have contracted with driver-training schools, which are managed by outside organizations including local community colleges throughout the country. Candidates for the schools must be at least 21 years old with a high school education or equivalent, pass a basic skills test and pass the U.S. Department of Transportation (“DOT”) physical examination, which includes drug and alcohol screening. Students are required to complete three weeks of classroom study and closed driving course time and a six to eight week, on-the-road training program.

      We base our drivers at terminals and monitor each driver’s location on our computer system. We use this information to schedule the routing for our drivers so they can return home frequently. In order to attract and retain highly qualified drivers and promote safe operations, we purchase premium quality tractors equipped with optional comfort and safety features, such as air ride suspension, air conditioning, high quality interiors, power steering, engine brakes and raised roof double sleeper cabs. The majority of company drivers are compensated on the basis of miles driven, loading/unloading and number of stops or deliveries, plus bonuses. The base pay for the miles driven by a drive increase with a driver’s length of service. Drivers employed by Swift participate in company-sponsored health, life and dental insurance plans and are eligible to participate in our 401(k) Profit Sharing Plan and an Employee Stock Purchase Plan.

      We have adopted a speed limit of 60 miles per hour for Company tractors (62 miles per hour for team drivers) and 65 miles per hour for owner-operator tractors, which is below the speed limits of many states. We believe operating at 65 or slower reduces accidents, enhances fuel mileage and minimizes maintenance expense. Substantially all of our tractors are equipped with electronically controlled engines that are set to limit the speed of the vehicle. M.S. Carriers company drivers who joined Swift upon the merger continue to operate at 65 miles per hour.

      We enter into contracts with owner-operators. These owner-operators, unlike drivers we employ, own their tractors and are responsible for operating costs (for example fuel and maintenance) as opposed to drivers who are our employees. The owner-operators operate under our authority and are generally compensated based upon miles. Owner-operators currently comprise approximately 20% of our total fleet and we desire to aggressively expand this level. We believe that owner operators provide Swift with a noticeably higher return on our invested assets because owner operators incur the cost of acquiring their tractor, not Swift.

      We believe our innovative driver-training programs, driver compensation, regionalized operations, driver tracking and late-model equipment provide important incentives to attract and retain qualified drivers. Although we have had no significant downtime due to inability to secure qualified drivers, no assurance can be given that a shortage of qualified drivers will not adversely affect us in the future.

      As of December 31, 2003, Swift employed approximately 21,000 full-time persons, of whom approximately 16,600 were drivers (including driver trainees), 1,900 were mechanics and other equipment maintenance personnel and the balance were support personnel, such as sales personnel, corporate managers and administrative personnel. No driver or other employee is represented by a collective bargaining unit. In the opinion of management, our relationship with our drivers and employees is good.

Safety

      We have an active safety and loss prevention program at each of our terminals. Supervisors engage in ongoing training of drivers regarding safe vehicle operations. We have adopted maximum speed limits. We believe that our insurance and claims expense, as a percentage of operating revenue is one of the best in the industry, which is attributable to our overall strong safety program.

Fuel

      In order to reduce fuel costs, we purchase approximately 79% of our fuel in bulk at 33 of our 35 terminals. We store fuel in underground storage tanks at two of our bulk fueling terminals and in above ground storage tanks at our other bulk fueling terminals. We believe that we are in substantial compliance with applicable environmental laws and regulations. Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a material adverse effect on our operations and profitability. From time to time, we, in response to increases in fuel costs, have implemented fuel surcharges to pass on to our customers all or substantially all of increased fuel costs. However, there can be no assurance that such fuel surcharges could be used to offset future increases in fuel prices. We believe that our most effective protection against fuel cost increases is to maintain a fuel efficient-fleet and to implement fuel surcharges when such option is necessary and available. We have generally not used derivative-type products as a hedge against higher fuel costs in the past but continue to evaluate this possibility.

Competition

      The trucking industry is extremely competitive and fragmented. We seek to provide premium service with commensurate rates, rather than compete primarily on the basis of price. We compete primarily with regional, medium-haul truckload carriers. We believe, because of our cost efficiencies, productive equipment utilization and financial resources, that we have a competitive advantage over most regional truckload carriers. We believe that competition for the freight transported by us is based, in the long term, as much upon service and efficiency as on freight rates. There are some trucking companies with which we compete that have greater financial resources, and one may own more revenue equipment and carry a larger volume of freight than us. Long-haul truckload carriers and railroads also provide competition, but to a lesser degree. We also compete with other motor carriers for the services of drivers.

Regulation

      We are regulated by the United States Department of Transportation. This regulatory authority has broad powers, generally governing matters such as authority to engage in motor carrier operations, certain mergers, consolidations and acquisitions and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes, which can affect the economics of the industry. We are also regulated by various state agencies.

      Our safety rating has always been and continues to be satisfactory, the highest rating given by Federal Motor Carrier Safety Administration (FMCSA). An October 2003 compliance review by the Arizona division of the FMCSA has resulted in a proposed safety rating of conditional. We have been in discussions with the FMCSA about the proposed rating and filed a petition for a stay of the effective date of the proposed safety rating pending a review as provided for under the FMCSA regulations. Our petition for a stay was granted by the FMCSA on December 18, 2003 and the Arizona division of the FMCSA was ordered to respond to Swift’s petition for review. We received this response on January 19, 2004 and submitted our reply on February 5, 2004. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Safety Rating Update” for additional discussion about this situation.

      Our operations are also subject to various federal, state and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks. We believe that our operations are in substantial compliance with current laws and regulations and do not know of any existing condition that would cause compliance with applicable environmental regulations to have a material adverse effect on our business or operating results.

Seasonality

      In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments after the winter holiday season. Our operating expenses also tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time.

Internet Web Site

      Additional information about us is available on our Internet web site, www.swifttrans.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports filed pursuant to Section 13 or 15 (d) of the Exchange Act are available, free of charge, on our website as soon as practical after they are filed. In addition, our press releases are posted to our web site as soon as practical after they are issued publicly. The information on our web site is not considered part of this report.

Item 2.     Properties

      Swift’s headquarters is situated on approximately 100 acres in the southwestern area of Phoenix, Arizona. The campus consists of a three story administration building with 126,000 square feet of office space, repair and maintenance buildings with 106,000 square feet, a 20,000 square foot drivers center and restaurant, an 8,000 square foot recruiting and training center, a 6,000 square foot warehouse, a two bay truck wash and an eight lane fueling facility.

      Swift has terminals throughout the continental United States. A terminal may include customer service, marketing, fuel and repair facilities. The following table provides information regarding our significant facilities or terminals:

Location	Owned or Leased	Description

Western Region
Colorado — Denver	Owned	Customer Service, Marketing, Fuel, Repair
Colorado — Pueblo	Owned	Customer Service, Marketing, Fuel, Repair
Idaho — Lewiston	Owned/Leased	Customer Service, Marketing, Fuel, Repair
Oklahoma — Oklahoma City	Owned	Customer Service, Fuel, Repair
Oregon — Troutdale	Owned	Customer Service, Marketing, Fuel, Repair
Texas — Corsicana	Owned	Customer Service, Fuel, Repair
Texas — Irving	Leased	Customer Service, Marketing, Fuel, Repair
Texas — Laredo	Owned	Customer Service, Marketing, Fuel, Repair
Utah — Salt Lake City	Owned	Customer Service, Marketing, Fuel, Repair
Washington — Sumner	Owned	Customer Service, Marketing, Fuel, Repair
Southwest Region
Arizona — Phoenix	Owned	Customer Service, Marketing, Fuel, Repair
California — Fontana	Owned/Leased	Customer Service, Marketing, Fuel, Repair
California — Lathrop (Bay Area)	Owned	Customer Service, Marketing, Fuel, Repair
California — Willows	Owned	Fuel, Repair
California — Wilmington	Owned	Customer Service, Fuel, Repair
Nevada — Sparks	Owned/Leased	Customer Service, Fuel, Repair
New Mexico — Albuquerque	Owned	Fuel, Repair
Texas — El Paso	Owned	Marketing, Fuel, Repair
Central Region
Illinois — Manteno	Owned	Customer Service, Fuel, Repair
Indiana — Gary	Owned	Customer Service, Fuel, Repair
Indiana — Shoals	Owned	Fuel, Repair
Kansas — Edwardsville	Owned	Customer Service, Marketing, Fuel, Repair
Michigan — New Boston	Owned	Customer Service, Marketing, Fuel, Repair
Minnesota — Invergrove Heights	Leased	Repair
Ohio — Columbus	Owned	Customer Service, Fuel, Repair
Tennessee — Memphis	Owned	Customer Service, Marketing, Fuel, Repair
Wisconsin — Town of Menasha	Owned	Customer Service, Repair, Fuel
Eastern Region
Florida — Ocala	Owned	Fuel, Repair
Georgia — Decatur	Owned	Customer Service, Marketing, Fuel, Repair
New York — Selkirk	Owned	Repair
New York — Syracuse	Owned	Fuel, Repair
North Carolina — Eden	Owned	Customer Service, Fuel, Repair
Pennsylvania- Jonestown	Owned	Customer Service, Fuel, Repair
South Carolina — Greer	Owned	Customer Service, Marketing, Fuel, Repair
Virginia — Richmond	Owned	Fuel, Repair

      As of December 31, 2003, our aggregate monthly rent for all leased properties was $264,000.

Item 3.     Legal Proceedings

      We are a party to routine litigation incidental to our business, primarily involving claims for personal injury or property damage incurred in the transportation of freight. Our insurance program for liability, physical damage and cargo damage involves self-insurance with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers to be adequate.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is publicly traded on the Nasdaq National Market (“Nasdaq”) under the symbol “SWFT”. The following table sets forth the high and low sales prices of the common stock reported by Nasdaq for the periods shown.

	Common Stock

	High	Low

2003
First Quarter	$20.43	$14.81
Second Quarter	21.52	15.91
Third Quarter	24.80	18.39
Fourth Quarter	25.64	19.80
2002
First Quarter	$25.58	$20.38
Second Quarter	23.48	18.11
Third Quarter	23.90	14.94
Fourth Quarter	20.72	14.76

      On March 10, 2004, the last reported sales price of our common stock was $20.91 per share. At that date, the number of stockholder accounts of record of our common stock was 4,800. We estimate there are approximately 6,400 beneficial holders of our common stock.

      We have not paid cash dividends on our common stock in the current year or either of the two preceding fiscal years. Our revolving credit facility and one of our notes payable include limitations on the payment of cash dividends. It is the current intention of management to retain earnings to finance the growth of our business. Future payment of cash dividends will depend upon the financial condition, results of operations, and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

Factors That May Affect Future Stock Performance

      The performance of our common stock is dependent upon several factors, including those set forth below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”

      Influence by Principal Stockholder. Trusts established for the benefit of Jerry C. Moyes and his family beneficially own approximately 34% of our common stock. Accordingly, Mr. Moyes will have a significant influence upon the activities of the Company, as well as on all matters requiring approval of the stockholders, including electing members of our Board of Directors and causing or restricting the sale or merger of the Company. This concentration of ownership, as well as the ability of the Board to establish the terms of and issue our preferred stock without stockholder approval, may have the effect of delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over their current market prices.

      Possible Volatility of Stock Price. The market price of our common stock could be subject to significant fluctuations in response to certain factors, including, among others, variations in the anticipated or actual results of our operations or other companies in the transportation industry, changes in conditions affecting the economy generally, fluctuations in interest rates and fuel prices, increases in insurance premiums affecting the trucking industry generally, the depressed market for used tractors affecting the trucking industry generally, analysts’ reports or general trends in the industry, as well as other factors unrelated to our operating results.

Item 6.     Selected Financial and Operating Data

      The selected consolidated financial data presented below for, and as of the end of each of the years in the five-year period ended December 31, 2003 is derived from our Consolidated Financial Statements. The selected consolidated financial data for the years 2000 and 1999 has been restated to include the financial position, results of operations, and cash flows of M.S. Carriers (See Pooling of Interests note to the financial statements). The Consolidated Financial Statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003 and the independent auditors’ report thereon, are included in Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(Dollar Amounts in Thousands, Except per Share and per Mile Amounts)
Consolidated Statements of Earnings Data:
Operating revenue	$2,397,655	$2,101,472	$2,112,221	$1,973,839	$1,688,954
Earnings before income taxes	$127,982	$96,108	$45,369	$110,014	$155,023
Net earnings	$79,371	$59,588	$27,221	$68,943	$97,418
Diluted earnings per share	$.94	$.69	$.32	$.82	$1.12
Consolidated Balance Sheet Data (at end of year):
Working capital (deficit)	$(24,289)	$(69,599)	$(24,299)	$29,426	$88,962
Total assets	$1,820,943	$1,654,482	$1,556,096	$1,573,463	$1,390,107
Long-term obligations, less current portion	$257,894	$183,470	$223,486	$377,056	$370,558
Stockholders’ equity	$844,615	$765,778	$735,203	$654,879	$622,509
Operating Statistics (at end of year):
Operating ratio	94.1%	94.4%	95.9%	92.8%	89.7%
Pre-tax margin(1)	5.3%	4.6%	2.1%	5.6%	9.2%
Average line haul revenue per loaded mile(2)	$1.45	$1.41	$1.41	$1.39	$1.35
Deadhead percentage	13.8%	14.1%	15.1%	14.1%	13.3%
Average length of haul (in miles)	529	552	571	582	616
Total tractors at end of period:
Company-operated	14,344	12,939	12,748	11,460	10,223
Owner-operator	3,692	3,152	3,048	3,383	3,053
Trailers at end of period	50,489	48,233	45,729	43,411	38,088

(1)	Pre-tax margin represents earnings before income taxes as a percentage of operating revenue. Because of the impact that equipment financing methods can have on the operating ratio (operating expenses as a percentage of operating revenue), we believe that the most meaningful comparative measure of our operating efficiency is our pre-tax margin, which takes into consideration both our total operating expenses and net interest expense as a percentage of operating revenue.

(2)	Excludes fuel surcharge revenue.

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

OVERVIEW

      We operate the largest fleet of truckload carrier equipment in the United States. As part of the truckload segment of the trucking industry, we transport freight for shippers in large quantities who generally pay for our services based upon the number of miles between pick-up and delivery. Our fleet of tractors and trailers is as follows:

	As of December 31,

	2003	2002	2001

Tractors:*
Company
Owned	9,339	7,350	6,685
Leased	5,005	5,589	6,063

Total company	14,344	12,939	12,748
Owner-operator	3,692	3,152	3,048

Total	18,036	16,091	15,796

Average tractors	15,969	15,276	15,313

Trailers	50,489	48,233	45,729

*	Total tractors owned and leased includes tractors being prepared for service and tractors waiting to be returned under lease or resold at the end of our replacement program. Average tractors is calculated on a monthly basis and represents tractors available for dispatch.

      Our tractors are either owned by us or financed under leases. Our fleet has operated on a three-year cycle for many years. Generally, we traded a tractor for a new tractor every three years. After evaluating the 2002 tractor engines, which were designed to conform to the emissions standards mandated by the U.S. Environmental Protection Agency (EPA) that became effective on October 1, 2002, we have decided to operate the majority of our equipment for a minimum of four years. Furthermore, we may operate some equipment for five years depending upon mileage and use of the equipment.

      The owner-operators own their tractor and are responsible for operating costs (for example fuel and maintenance). The owner-operators operate under our authority and are generally compensated based upon miles. We believe that owner operators provide Swift with a noticeably higher return on our invested assets because owner operators incur the cost of acquiring their tractor, not Swift.

      Trucking revenue is generated from freight hauled by our fleet. There are three factors that significantly impact our trucking revenue. First, as mentioned above, the truckload industry in which we operate is generally compensated based upon miles. Therefore, an increase in miles will increase the revenue. We monitor utilization of our tractors in the form of miles per tractor per week. The second factor is revenue per mile. Increases in revenue per mile will increase revenue. We monitor our revenue per mile on a daily basis. Finally, the percentage of miles our tractors travel that do not generate revenue, known as deadhead, will adversely affect revenue. We monitor deadhead miles on a daily basis.

      In addition to trucking revenue, our operating revenue includes fuel surcharge revenue and other revenue primarily for freight moved for our customers on rail or purchased transportation.

      We are also compensated, in some instances, for accessorial charges such as loading and unloading freight for our customers. The Department of Transportation (“DOT”), recently revised their regulations to increase the maximum daily drive time from 10 to 11 hours, but no longer allow for breaks in the on-duty period. In situations where productivity losses could occur as a result of these regulations, we expect to seek compensation from the shippers and in turn compensate our drivers and owner-operators accordingly so as to maintain our existing pay structure. If we are not successful in working with our shippers to adjust for the impact these new regulations will have on our driver and owner-operator productivity, it could have a negative impact on our financial results. See “Factors That May Affect Future Results and Financial Conditions — Regulation” for information on this and other regulatory matters.

      We believe our cost structure is evenly divided between fixed costs, such as overhead and variable costs, such as driver wages, purchased transportation and fuel. Therefore, an increase in revenue will generally improve our financial results through a reduction in our operating ratio.

      We have communicated our goal to reduce our operating ratio by 3% this year. Based on our current view of the first quarter, we expect to fall significantly below our improvement objective due to adverse weather, early retirement charges, driver availability and higher fuel cost.

      In 2003, our net earnings rose to $79.4 million as trucking revenue increased 12% and we were able to absorb more of our fixed costs.

      In 2002, our net earnings increased to $59.6 million. Although trucking revenue was down 1% from 2001, lower interest expense, the lack of integration adjustments, and merger related synergies all contributed to our rise in net earnings.

      In the first quarter of 2004, we offered a voluntary early retirement option to selected employees. This program includes a severance payment, acceleration of stock options and COBRA insurance coverage. We estimate the one time pretax expense of this program, to be recognized in the first quarter of 2004, will be approximately $3 million. Furthermore, we expect to realize a reduction in salaries and benefits of approximately $3 million annually.

CRITICAL ACCOUNTING ESTIMATES

Claims Accruals

      We are self-insured for a portion of our liability, property damage and cargo damage risk. This self-insurance results from buying insurance coverage with deductible amounts. Each reporting period we accrue the cost of the uninsured portion of pending claims. These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

Revenue Recognition

      Operating revenues and related direct costs are recognized as of the date the freight is picked up for shipment. M.S. Carriers (see Pooling of Interests note) recognized revenue on the date freight was delivered. Beginning January 1, 2002, M.S. Carriers was operationally combined with us and recognizes revenue on the date freight is picked up for shipment. Our revenue recognition policy is consistent with method two under EITF 91-9. We do not believe the financial results derived from the application of this method differ materially from the results that would be derived under method three discussed within EITF 91-9 due to our relatively short length of haul.

      We have discussed the methodology of these accounting estimates with the audit committee of the Board of Directors and the audit committee has reviewed our disclosure relating to it in this Annual Report on Form 10-K.

POOLING OF INTERESTS

      On June 29, 2001, we acquired M.S. Carriers through the merger of a wholly-owned subsidiary with and into M.S. Carriers (the “Merger”). The Merger has been accounted for as a pooling of interests. Accordingly, all historical financial data discussed below has been restated to include the financial position, results of operations, and cash flows of M.S. Carriers.

      In addition, the results for 2001 include:

•	a $7 million increase to M.S. Carriers insurance and claims reserves;

•	a $10.5 million adjustment, of which $8.5 million relates to the impairment of our 50% equity investment held by M.S. Carriers in Transportes EASO, the largest intra-Mexico truckload carrier, and $2 million is associated with the write off of a cash advance made to EASO in the third quarter of 2001; and

•	a $4.0 million adjustment for the change in market value of the interest rate derivative agreements of M.S. Carriers.

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

      M.S. Carriers held the equity investment in Transportes EASO prior to its merger with us. Nothing came to our attention to indicate there was an impairment of this investment during the acquisition process or the period subsequent to the merger and prior to the August 2001 request from Transportes EASO management for an advance to meet its cash requirements. The $2 million cash advance to Transportes EASO was made in August 2001. As a result of this advance, we began an evaluation of this investment. Based upon our evaluation, it was our determination that there had been a significant decline in the value of EASO and that our investment in it was impaired. Therefore, we adjusted the carrying value of the investment.

RESULTS OF OPERATIONS FOR 2003, 2002 AND 2001

      The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the years ending December 31:

	2003	2002	2001

Operating revenue	100%	100%	100%
Operating expenses:
Salaries, wages and employee benefits	36.4	36.9	37.0
Operating supplies and expenses	9.7	9.2	8.8
Fuel	13.6	12.4	13.0
Purchased transportation	17.4	17.1	17.3
Rental expense	3.4	4.1	4.7
Insurance and claims	3.9	4.1	4.5
Depreciation and amortization	6.3	7.0	6.8
Communications and utilities	1.2	1.3	1.4
Operating taxes and licenses	2.2	2.3	2.4

Total operating expenses	94.1	94.4	95.9

Operating income	5.9	5.6	4.1
Net interest expense	.7	.9	1.5
Other (income) expense, net	(.1)	.1	.5

Earnings before income taxes	5.3	4.6	2.1
Income taxes	2.0	1.8	.8

Net earnings	3.3%	2.8%	1.3%

REVENUE

      As discussed above, we believe there are three factors that have a significant impact on our trucking revenue. These three factors, along with operating revenue and its components (dollars in thousands) are shown in the table below for the last three years.

	2003	2002	2001

Trucking revenue	$2,207,928	$1,976,411	$1,992,907
Fuel surcharge revenue	88,865	37,817	59,449
Other revenue	100,862	87,244	59,865

Operating revenue	$2,397,655	$2,101,472	$2,112,221

Miles per tractor per week	2,123	2,049	2,084
Revenue per loaded mile	$1.4524	$1.4141	$1.4144
Deadhead percentage	13.76%	14.14%	15.12%

      Our trucking revenue increased by approximately 12% in 2003 compared to 2002 and decreased 1% in 2002 compared to 2001. In 2003, we improved our utilization, revenue per loaded mile and deadhead percentage. Our acquisition of Merit Distribution Services, Inc. accounted for 3% of this increase in 2003. Services provided to our largest customer, Wal-Mart, generated 12% of our revenue in 2003.

      Comparing 2002 to 2001, the improvement in deadhead percentage was offset by a decrease in utilization. We began 2002 with approximately 650 trucks without drivers. The number of trucks without drivers decreased throughout 2002 and we ended the year with approximately 150 trucks without drivers.

      Other revenue increased in both 2003 and 2002 primarily due to an increase in freight moved for our customers on rail and third party carriers for our customers.

OPERATING EXPENSES

      Our most significant operating costs are salaries, wages and employee benefits, fuel and purchased transportation. Our salaries, wages and employee benefits were 36.4%, 36.9% and 37% of operating revenue in 2003, 2002 and 2001, respectively. The percentage was fairly consistent after adjusting for fuel surcharge revenue, 37.8% in 2003 and 37.6% in 2002. The percentage decreased slightly in 2002 when compared to 2001 as we experienced some driver attrition that was offset by an increase in workers’ compensation costs. Our deductible amount for workers’ compensation rose from zero to $350,000 per incident in 2002. In 2003, this deductible amount for workers’ compensation rose from $350,000 to $500,000 per incident. The deductible will rise in 2004 to $3,000,000, however, we believe that the decrease in the cost of our premiums based on a $3,000,000 deductible will more than offset the cost of claims that occur within the $500,000 to $3,000,000 range, which has historically been a small number.

      From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.

      Fuel was 13.6%, 12.4% and 13.0% of operating revenue in 2003, 2002 and 2001, respectively. This percentage is primarily affected by fuel prices. Fuel as a percentage of revenue is directly related to our average fuel cost per gallon, which was $1.39, $1.21 and $1.28, in 2003, 2002 and 2001, respectively.

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

      Purchased transportation was 17.4%, 17.1% and 17.3% of operating revenue in 2003, 2002 and 2001, respectively. This percentage increased in 2003 as our owner operator fleet has increased from 3,048 at December 31, 2001 to 3,692 at December 31, 2003 and our use of rail increased.

      Operating supplies and expenses was 9.7%, 9.2% and 8.8% of operating revenue in 2003, 2002 and 2001, respectively, as we experienced an increase in maintenance costs. This anticipated increase resulted from our extensions of the life of some of our tractors into the fourth year beginning in late 2002, which increased maintenance costs. This increase is offset by a reduction in depreciation expense discussed below.

      Insurance and claims was 3.9%, 4.1% and 4.5% of operating revenue in 2003, 2002 and 2001, respectively. The year ended December 31, 2001 includes a $7 million increase to M.S. Carriers insurance and claims reserves and $4.1 million of increased insurance premiums, with the same coverage, over the prior year.

      As discussed under Critical Accounting Estimates, we are self-insured for some portion of our liability, property damage and cargo damage risk. We buy insurance coverage with deductible amounts. Beginning in 2003, the deductible amount for general liability rose from $250,000 to $1,000,000 per incident. This increase in our deductible was a part of the settlement agreement between us and our insurance company that is discussed in the following paragraph. We believe that the benefits we will receive from the insurance settlement outweigh that the additional costs that will result from a higher deductible. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

      As we discussed in the notes to our financial statements, we entered into a settlement agreement with our insurance company that carries a portion of our transportation liability insurance. Pursuant to this settlement, the insurance company agreed to provide certain insurance coverage, at no cost to the Company, through December 2004, in exchange for our releasing all claims that were the subject of the litigation. We have been recognizing this settlement amount as a reduction of insurance expense as the insurance coverage is provided during the period from July 1, 2002 through December 31, 2004. In addition, we deferred the $21.1 million of legal expenses, which were paid pursuant to a contingent fee arrangement based upon our estimate of the value of the insurance provided of between $65 million and $74 million. These legal expenses are being amortized on a straight-line basis over the thirty-month period beginning July 1, 2002. In the event that we do not receive the future insurance coverage due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers, we will receive a reimbursement of our legal expenses on a declining basis ranging from $15.8 million through December 15, 2002 to $3.9 million through July 1, 2004.

      Rental expense was 3.4%, 4.1% and 4.7% of operating revenue in 2003, 2002 and 2001, respectively. This decrease is primarily due to a decrease in our average cost per leased tractor and a decrease in the number of tractors on lease.

      Depreciation and amortization expense was 6.3%, 7.0% and 6.8% of operating revenue in 2003, 2002 and 2001. The decrease in 2003 is primarily due to the extension of the life of some of our tractors into the fourth year. At the acquisition date of tractors, we estimate the expected life and depreciate the cost over this expected life to the expected residual value. Historically, for most of our tractors, the expected life is three years. When we chose to extend the life an additional year, the depreciation for that additional year is equal to the change in the expected residual value. As with most depreciating assets, the loss in value in later years is less when compared to the earlier years of an asset’s life.

      When it is economically advantageous to do so, we will purchase and then resell tractors that we currently lease by exercising a purchase option contained in the lease. Gains on these activities are recorded as a reduction of rental expense. We also generate gains from the sale of tractors we own. These gains are recorded as a reduction of depreciation expense. These gains are summarized below.

	2003	2002	2001

	(In thousands)
Gain on sale of leased tractors	$247	$1,817	$338
Gain on sale of owned tractors	$1,464	$4,356	$1,600

OTHER EXPENSES

      Our largest pre-tax non-operating expense is interest. Our debt balance combining the operating line of credit, accounts receivable securitization, capital leases, Senior Notes and other debt was $419 million, $402 million and $401 million at December 31, 2003, 2002 and 2001, respectively.

      As shown below, our interest expense, net of the impact of the derivative agreements, increased in 2003. In June 2003, we completed our private placement of Senior Notes, which have a weighted average interest rate of 4%. Although this fixed rate is currently higher than our variable rate debt, these Senior Notes provide us with strategic capital with five and seven year maturities. We also benefited in 2003 from lower interest rates and a shift in borrowings from more costly debt related to capital leases, entered into under M.S. Carriers, to less costly Swift debt.

      Our interest expense decreased in 2002 as we shifted to lower cost borrowings and interest rates declined.

	2003	2002	2001

	(In thousands)
Interest expense	$16,202	$21,979	$33,393
(Increase) decrease in derivative agreements	2,084	(5,897)	(4,050)

Interest expense, net of derivative agreements	$18,286	$16,082	$29,343

      Included in other (income) expense are the equity earnings of Transplace and Tran-Mex. An additional nonrecurring charge of $1.3 million within the earnings of our equity investment in Transplace was recorded in 2002. Other expense in 2001 included an $8.5 million adjustment for the impairment of the 50% equity investment held by M.S. Carriers in Transportes EASO, and the equity loss of $3.0 million for Transplace.

      Our effective tax rate was 38%, 38% and 40% in 2003, 2002 and 2001, respectively. The higher rate in 2001 was primarily due to the nondeductible portion ($5.2 million) of the EASO impairment adjustment.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash flow sources and uses by operating, investing and financing activities are shown below:

	2003	2002	2001

	(In thousands)
Net cash provided by operating activities	$287,889	$266,716	$262,937
Net cash used in investing activities	$(287,969)	$(235,547)	$(155,154)
Net cash (used in) provided by financing activities	$11,205	$(37,930)	$(113,270)

      The increase in our net earnings in 2003 was the primary driver of our increase in cash provided by operating activities. In 2002, our cash provided by operating activities increased slightly compared to 2001, despite a substantial increase in net earnings primarily because our accounts receivable increased by a comparable amount.

      Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. Our capital expenditures, net of cash sales proceeds were $223 million, $219 million and $165 million in 2003,

2002 and 2001, respectively. In addition, we expended $81.6 million for the purchase of Merit Distribution, Inc. in 2003 and we made loans to investment entities totaling $16 million in 2002.

      Regarding our financing activities, in 2003 we issued $200 million of Senior Notes and repaid $185 million of debt, net of borrowings under the line of credit (including capital leases and securitization). Also, we repurchased $18.9 million and $52 million of our common stock in 2003 and 2002. In addition, we received $13.9 million and $13.6 million in stock option exercise and employee stock purchase plan proceeds in 2003 and 2002, respectively.

      In 2001, we repaid a total of $161 million of long-term debt, capital leases and borrowings under revolving credit agreement and received $20 million from our public stock offering and $27 million from issuance of stock to our employees.

      As of December 31, 2003 and 2002 we had a working capital deficit of $24.3 million and $69.6 million, respectively. As discussed in the notes to the financial statements, the accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization but the increase in fixed assets or treasury stock is not included in working capital.

      As of December 31, 2003, we had $30 million of borrowings and $103 million of letters of credit outstanding on our $300 million line of credit, leaving $167 million available. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 62.5 to 137.5 basis points, as defined in the Credit Agreement (currently 70 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 17.5 to 25 basis points (currently 20 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined).

      Our accounts receivable securitization allows us to sell up to $200 million of our eligible trade accounts receivable to a financial institution. As of December 31, 2003, we had received sales proceeds of $142 million. Under the terms of our agreement, 65% of our trade receivables collateralize the securitization arrangement as of December 31, 2003.

      As of December 31, 2003, we had commitments outstanding to acquire replacement and additional revenue equipment for approximately $379 million. We have the option to cancel such commitments upon 60 days notice. We believe we will be able to support these acquisitions of revenue equipment through debt and lease financings and cash flows generated by operating activities. We historically have had a three-year replacement program on the majority of our line-haul tractors. After evaluating the 2002 tractor engines, which were designed to conform to the emissions standards mandated by the U.S. Environmental Protection Agency (EPA) that became effective on October 1, 2002, we have decided to operate the majority of our equipment for a period of four years. Furthermore, we may operate some equipment for five years depending upon mileage and use of the equipment. This change has caused a deferral of our revenue equipment purchases during the past two years.

      During the year ended December 31, 2003, we incurred approximately $76.8 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities, facilities-related improvements and equipment.

      We anticipate that we will expend approximately $39 million in 2004 for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

SAFETY RATING UPDATE

      Our safety rating has always been and continues to be satisfactory, the highest rating given by Federal Motor Carrier Safety Administration (FMCSA). An October 2003 compliance review by the Arizona division of the FMCSA has resulted in a proposed safety rating of conditional. We have been in discussions with the FMCSA about the proposed rating and filed a petition for a stay of the effective date of the proposed safety rating pending a review as provided for under the FMCSA regulations. Our petition for a stay was granted by the FMCSA on December 18, 2003 and the Arizona division of the FMCSA was ordered to respond to Swift’s petition for review. We received this response on January 19, 2004 and submitted our reply on February 5, 2004.

      Although the scope of the compliance review involved many areas within the authority of the FMCSA, there is only one issue in dispute. This area involves the accuracy of the documentation of driving logs maintained by our drivers and owner operators.

      We anticipate a positive outcome. We have always maintained safety as a top priority and have a comprehensive internal audit program for review of driver log compliance. In addition, we regulate the speed of our tractors and vigorously enforce a company speed limit that is lower than many state speed limits. No operational safety issues have been raised by the FMCSA compliance review.

      There are three safety ratings assigned to motor carriers: “satisfactory”, which we have historically maintained; “conditional”, which means that there are deficiencies requiring correction, but not so significant to warrant loss of carrier authority; and “unsatisfactory”, which is the result of acute deficiencies and would lead to revocation of carrier authority.

      Even when a carrier temporarily drops to conditional status, it does not lose its carrier authority or ability to transport hazardous materials. Federal regulations do not preclude a carrier from transporting hazardous materials unless the carrier has an unsatisfactory safety rating. There are, however, certain standard industry provisions in our contracts with our customers that could allow a customer to reduce or terminate its relationship with us if we do not have a “satisfactory” rating. In addition, there is a possibility that “conditional” rating could affect our ability to self-insure for personal injury and property damage claims relating to the transportation of freight which could increase our cost of insurance.

      Based upon internal data, external data, and consultation with our regulatory counsel, we believe that if our rating were changed to conditional, it would be temporary and any loss of revenue would not be material.

OFF-BALANCE SHEET ARRANGEMENTS

      As discussed in the Commitments note to the financial statements, we have guaranteed certain financing arrangements of Trans-Mex in which we hold equity interests. These guarantees were issued to assist Trans-Mex when entering into its financing arrangements. In January 2004, we completed an acquisition of an additional 51% interest in Trans-Mex. After this acquisition, we own 100% of this company and as a result it will be consolidated in our 2004 financial statements. Furthermore, the Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess of the guarantee amount over the fair market value, if any. The maximum potential amount of future payments the Company would be required to make under these guarantees is $101 million, although management does not believe it is likely that we will ultimately be required to fund any material amount of these guarantees. The Company utilizes operating leases as an additional financing source.

CONTRACTUAL OBLIGATIONS

      The tables below summarize our contractual obligations as of December 31, 2003:

	Payments Due by Period

		Less Than			More Than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-Term Debt(1)	$241,420	$4,573	$36,847	$100,000	$100,000
Capital Lease Obligations	35,094	14,047	21,047
Operating Leases(2)	171,284	67,598	79,887	23,684	115
Purchase Obligations	31	31
Other Long-Term Obligations:
Fair value of interest rate swaps	7,863		221	5,614	2,028

Total Contractual Obligations	$455,692	$86,249	$138,002	$129,298	$102,143

(1)	We expect to refinance the $30 million line of credit included in Long-Term Debt upon maturity.

(2)	Operating leases include an interest element within the commitment amount as opposed to the Long-Term Debt and Capital Lease Obligations amounts, which do not include an interest element.

(3)	Deferred taxes and long-term portion of claims accruals are excluded from Other Long-Term Obligations in the table above.

(4)	The table excludes purchase commitments for revenue equipment which are cancellable.

SUBSEQUENT EVENT — ACQUISITION OF TRANS-MEX, INC

      We completed the acquisition of an additional 51% interest in Trans-Mex, Inc. S.A. de C.V. in January 2004. After this acquisition, we own 100% of this Mexican truckload carrier. The purchase price for this 51% interest was $31 million consisting of $11 million in cash and 942,155 shares of common stock. We have agreed to file a registration statement with the Securities and Exchange Commission for these shares within the next 90 days. Trans-Mex is one of the top five international trucking companies operating in Mexico. Through this acquisition, we become the only United States trucking company with a 100% ownership interest in a Mexican carrier. We utilize Trans-Mex as a provider of freight services for our customers and we paid Trans-Mex $23.7 million in 2003, which is included in purchase transportation on the consolidated financial statements.

INFLATION

      Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect our results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

      Our future operating results and financial condition are dependent on our ability to successfully provide truckload carrier services to meet dynamic customer demand patterns. Inherent in this process are a number of factors that we must successfully manage in order to achieve favorable future operating results and financial condition. Potential risks and uncertainties that could affect future operating results and financial condition include, without limitation, the factors discussed below.

      General Economic and Business Factors. Our business is dependent upon a number of factors that may have a material adverse effect on our results of operations, many of which are beyond our control. These factors include excess capacity in the trucking industry and significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees and insurance and claims costs, to the extent not offset by increases in freight rates or fuel surcharges. The results of operations also are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as retail, manufacturing and paper products) in which there is a concentration of customers. In addition, the results of operations are affected by seasonal factors. Customers tend to reduce shipments after the winter holiday season and operating expenses tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time.

      Competition. The trucking industry is extremely competitive and fragmented. We compete with many other truckload carriers of varying sizes and, to a lesser extent, with railroads. There are some trucking companies with which we compete that have greater financial resources and carry a larger volume of freight.

      Capital Requirements. The trucking industry is very capital intensive. We depend on cash from operations, operating leases and debt financing for funds to expand the size of our fleet and maintain modern revenue equipment. If we were unable in the future to enter into acceptable financing arrangements, it would limit our growth.

      Difficulty In Attracting Drivers Could Affect Our Profitability And Ability To Grow. Periodically, the trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. If we are unable to continue to attract drivers or contract with independent contractors, we could be required to adjust our driver compensation package or let trucks sit idle, which could adversely affect our growth and profitability.

      Acquisitions. Our growth has been dependent, in part, upon the acquisition of trucking companies throughout the United States. To date, we have been successful in identifying trucking companies to acquire and in integrating such companies’ operations into our operations. We may face competition from transportation companies or other third parties for acquisition opportunities that become available. There can be no assurance that we will identify acquisition candidates that will result in successful combinations in the future. Any future acquisitions by us may result in the incurrence of additional debt, which could adversely affect our profitability, or could involve the potentially dilutive issuance of additional equity securities. In addition, acquisitions involve numerous risks, including difficulties in assimilation of the acquired company’s operations particularly in the period immediately following the consummation of such transactions, the diversion of the attention of management from other business, and the potential loss of customers, key employees and drivers of the acquired company, all of which could have a material adverse effect on our business and operating results.

      Dependence on Key Personnel. Many of our executive officers are key to the management of our business and operations. Our future success depends on our ability to retain these officers and other capable managers. Although we believe we could replace key personnel given adequate prior notice, the unexpected departure of key executive officers could cause substantial disruption to our business and operations. In addition, we may not be able to retain and recruit talented personnel without incurring substantial costs.

      Regulation. We are regulated by the United States Department of Transportation. This regulatory authority exercises broad powers, generally governing activities such as authorization to engage in motor carrier operations, safety, financial reporting, and certain mergers, consolidations and acquisitions. We may also become subject to new or more comprehensive or restrictive regulations relating to fuel emissions and ergonomics. The increased cost of complying with such regulations could have a material adverse effect on our business and operating results.

      Recently, a compliance review by the Arizona division of the Federal Motor Carrier Safety Division (FMSCA) resulted in a proposed rating status for Swift of “conditional.” There are three possible ratings assigned by FMSCA: satisfactory, conditional and unsatisfactory. The proposed drop in our rating status relates to the accuracy of the documentation of driving logs maintained by our drivers and owner operators. We have appealed this rating and petitioned FMSCA for a review of our rating status. Until this review is complete, our the conditional rating is stayed and our rating remains “satisfactory.” If FMSCA ultimately determines our safety rating to be “conditional” it could result in certain material adverse consequences to our business and operations.

      Although a conditional rating will not result in the loss of our authority to transport hazardous materials, certain industry standard provisions in our contracts with our customers could allow the customer to reduce or terminate its relationship with us. If a significant customer or large number of smaller customers, or combination thereof, reduce or terminate their relationship with us, it would have a material adverse affect on our business. In addition, there is a possibility that a drop to conditional status could affect our ability to self-insure for personal injury and property damage relating to the transportation of freight, which could cause our insurance costs to increase.

      In addition, our operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks. If we should be involved in a spill or other accident involving hazardous substances or if we were found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results.

      In January 2004, the Department of Transportation adopted new regulations concerning the maximum number of hours of service that commercial truck drivers may operate. The revised regulations increased the maximum daily drive time from 10 to 11 hours, but no longer allow for breaks in the on on-duty period. These changes could reduce the time that a driver is available to drive as a result of the calculation of the on-duty period and productivity losses could occur with respect to our business. If we are unsuccessful in working with our shippers to adjust for the impact of these new regulations, it could have a negative impact on our financial results.

      Used Equipment Market. We rely on the sale of used equipment to offset the cost of purchasing new equipment. In the past three years, used tractor values have deteriorated significantly. Should this trend continue, it could have a material adverse effect on our business and operating results.

      Claims Exposure; Insurance. We currently self-insure for liability resulting from cargo loss, personal injury, workers’ compensation, and property damage, and maintain insurance with licensed insurance companies above our limits on self-insurance. To the extent we were to experience an increase in the number of claims for which we are self-insured, our operating results would be materially adversely affected. In addition, significant increases in insurance costs, to the extent not offset by freight rate increases, would reduce our profitability.

      Dependence on Key Customers. A significant portion of our revenue is generated from key customers. During 2003, our top 25, 10 and 5 customers accounted for 55%, 39% and 30% of revenues, respectively. Our largest customer, Wal-Mart accounted for 12% of our revenues in 2003. We do not have long-term contractual relationships with many of our key customers, and there can be no assurance that our relationships with our key customers will continue as presently in effect. A reduction in or termination of our services by a key customer could have a material adverse effect on our business and operating results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We have interest rate exposure arising from the line of credit ($30 million), variable rate capital lease obligations ($18 million) and the accounts receivable securitization ($142 million), all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. We manage interest rate exposure through a mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). The fair value of our long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our interest expense by $1.2 million.

Item 8.	Financial Statements and Supplementary Data

      Our Consolidated Financial Statements of the Company as of December 31, 2003 and 2002 for each of the years in the three-year period ended December 31, 2003, together with related notes and the report of KPMG LLP, independent certified public accountants, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Form 10-K.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Swift Transportation Co., Inc.:

      We have audited the accompanying consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Phoenix, Arizona

January 27, 2004

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash	$19,055	$7,930
Accounts receivable, net	289,924	272,545
Equipment sales receivables	5,998	11,100
Inventories and supplies	17,570	16,031
Prepaid taxes, licenses and insurance	21,851	19,021
Assets held for sale		8,274
Deferred income taxes	3,133	2,262

Total current assets	357,531	337,163

Property and equipment, at cost:
Revenue and service equipment	1,580,581	1,476,183
Land	70,107	47,855
Facilities and improvements	259,379	213,421
Furniture and office equipment	76,897	70,315

Total property and equipment	1,986,964	1,807,774
Less accumulated depreciation and amortization	636,059	548,937

Net property and equipment	1,350,905	1,258,837

Investment in Transplace	3,079	4,282
Notes receivable from Trans-Mex	15,166	11,649
Deferred legal fees	8,416	16,892
Other assets	21,078	16,759
Customer relationship intangible, net	39,535
Goodwill	25,233	8,900

	$1,820,943	$1,654,482

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,898	$53,192
Accrued liabilities	68,509	52,161
Current portion of claims accruals	86,637	83,188
Current portion of long-term debt	4,573	3,389
Current portion of obligations under capital leases	14,047	45,832
Fair value of operating lease guarantees	2,156
Securitization of accounts receivable	142,000	169,000

Total current liabilities	381,820	406,762

Borrowings under revolving credit agreement	30,000	136,400
Senior Notes	200,000
Long-term debt, less current portion	6,847	9,387
Obligations under capital leases	21,047	37,683
Claims accruals, less current portion	73,800	65,011
Deferred income taxes	254,951	223,514
Fair value of interest rate swaps	7,863	9,947
Stockholders’ equity:
Preferred stock, par value $.001 per share authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share authorized 200,000,000 shares; issued 91,379,776 and 90,182,273 shares in 2003 and 2002, respectively	91	90
Additional paid-in capital	291,095	272,099
Retained earnings	662,851	583,480
Treasury stock, at cost (7,438,077 and 6,237,077 shares in 2003 and 2002, respectively)	(108,760)	(89,891)
Accumulated other comprehensive income and other	(662)

Total stockholders’ equity	844,615	765,778

Commitments and contingencies (Notes 17 and 28)
	$1,820,943	$1,654,482

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,

	2003	2002	2001

	(In thousands, except share data)
Operating revenue	$2,397,655	$2,101,472	$2,112,221

Operating expenses:
Salaries, wages and employee benefits	872,453	776,206	782,222
Operating supplies and expenses	233,148	192,633	185,698
Fuel	326,749	260,569	274,752
Purchased transportation	417,182	358,871	365,596
Rental expense	82,405	86,166	99,387
Insurance and claims	94,685	86,078	93,654
Depreciation and amortization	150,602	147,401	144,312
Communications and utilities	28,149	27,473	28,221
Operating taxes and licenses	51,241	48,936	50,755

Total operating expenses	2,256,614	1,984,333	2,024,597

Operating income	141,041	117,139	87,624

Other (income) expenses:
Interest expense	16,202	21,979	33,393
Interest income	(770)	(2,353)	(1,200)
Other	(2,373)	1,405	10,062

Other (income) expenses, net	13,059	21,031	42,255

Earnings before income taxes	127,982	96,108	45,369
Income taxes	48,611	36,520	18,148

Net earnings	$79,371	$59,588	$27,221

Basic earnings per share	$.95	$.70	$.32

Diluted earnings per share	$.94	$.69	$.32

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Net earnings	$79,371	$59,588	$27,221
Other comprehensive loss:
Net derivative loss on cash flow hedge, net of tax effect of $432	(706)
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $26	44

Comprehensive income	$78,709	$59,588	$27,221

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other	Total
			Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Stock	Income and Other	Equity

	(In thousands, except share data)
Balances, December 31, 2000	85,375,733	$85	$198,904	$496,671	$(37,935)	$(2,846)	$654,879
Issuance of common stock under stock option and employee stock purchase plans	2,353,786	3	27,230				27,233
Issuance of common stock upon public offering	1,320,000	1	20,063				20,064
Income tax benefit arising from the exercise of stock options			2,491				2,491
Amortization of deferred compensation			722				722
Notes receivable from officers						852	852
Foreign currency translation						1,741	1,741
Net earnings				27,221			27,221

Balances, December 31, 2001	89,049,519	89	249,410	523,892	(37,935)	(253)	735,203
Issuance of common stock under stock option and employee stock purchase plans	1,132,754	1	13,567				13,568
Income tax benefit arising from the exercise of stock options			7,932				7,932
Amortization of deferred compensation			1,190				1,190
Purchase of 3,079,227 shares of treasury stock					(51,956)		(51,956)
Foreign currency translation						253	253
Net earnings				59,588			59,588

Balances, December 31, 2002	90,182,273	90	272,099	583,480	(89,891)		765,778
Issuance of common stock under stock option and employee stock purchase plans	1,197,503	1	13,965				13,966
Income tax benefit arising from the exercise of stock options			3,192				3,192
Amortization of deferred compensation			1,839				1,839
Purchase of 1,201,000 shares of treasury stock					(18,869)		(18,869)
Cash flow hedge						(706)	(706)
Reclassification of cash flow hedge to						44	44
interest expense Net earnings				79,371			79,371

Balances, December 31, 2003	91,379,776	$91	$291,095	$662,851	$(108,760)	$(662)	$844,615

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003		2002		2001

	(In thousands)
Cash flows from operating activities:
Net earnings		$79,371		$59,588		$27,221
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization		149,974		143,073		143,257
Deferred income taxes		30,566		27,379		16,066
Income tax benefit arising from the exercise of stock options		3,192		7,932		2,491
Provision for losses on accounts receivable		8,440		6,579		4,734
Amortization of deferred compensation		1,839		1,190		722
Fair market value of interest rate swaps		(2,084)		5,897		4,050
EASO impairment adjustment						10,447
Impairment of property				3,100
Amortization of deferred legal fees		8,476		4,238
Increase (decrease) in cash resulting from changes in:
Accounts receivable		(24,129)		(14,092)		20,670
Inventories and supplies		(1,056)		(4,349)		(1,534)
Prepaid expenses and other current assets		193		7,860		7,719
Other assets		(2,065)		(15,863)		(4,102)
Accounts payable, accrued liabilities and claims accruals		35,172		34,184		31,196

Net cash provided by operating activities		287,889		266,716		262,937

Cash flows from investing activities:
Proceeds from sale of property and equipment		91,012		117,099		59,254
Capital expenditures		(313,854)		(335,688)		(224,259)
Proceeds from sale of assets held for sale		8,740
Loans to investment entities		(3,377)		(15,851)
Repayment of notes receivables				1,000		4,052
Payments received on equipment sales receivables		11,100		(2,107)		5,799
Payment for purchase of Merit Distribution Services, Inc.		(81,590)

Net cash used in investing activities		(287,969)		(235,547)		(155,154)

Cash flows from financing activities:
Issuance of Senior Notes		200,000
Issuance of long-term debt		2,044
Repayments of long-term debt and capital leases		(51,821)		(71,402)		(122,567)
Borrowings under line of credit		120,800		182,900		178,000
Repayments of borrowings under line of credit		(227,200)		(163,500)		(215,000)
Change in borrowings under accounts receivable securitization		(27,000)		53,000		(1,000)
Proceeds from public offering						20,064
Proceeds from sale of common stock		13,913		13,568		27,233
Accumulated other comprehensive loss		(662)
Purchase of treasury stock		(18,869)		(51,956)

Net cash provided (used) by financing activities		11,205		(37,390)		(113,270)

Net increase (decrease) in cash		11,125		(6,221)		(5,487)
Cash at beginning of year		7,930		14,151		19,638

Cash at end of year		$19,055		$7,930		$14,151

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest		$19,600		$14,726		$29,809

Income taxes		$17,488	$			$3,016

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables		$5,998		$11,100		$2,107

Direct financing for purchase of equipment	$		$			$5,605

Fair value of operating lease guarantees		$2,156	$		$

Note receivable from property sale	$		$			$1,715

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(1)	Summary of Significant Accounting Policies

Description of Business

      Swift Transportation Co., Inc., a Nevada holding company, together with its wholly owned subsidiaries (“Company”), is a national truckload carrier operating throughout the continental United States. The Company operates a national terminal network and a fleet of approximately 18,000 tractors, at the end of 2003, from its headquarters in Phoenix, Arizona.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

      The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Inventories and Supplies

      Inventories and supplies consist primarily of spare parts, tires, fuel and supplies and are stated at cost. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment

      Property and equipment are stated at cost. Gains and losses from the sale of revenue equipment are included as a component of depreciation expense. Gains and losses in 2003, 2002 and 2001 were $262,000 and $1.7 million, $8.1 million and $3.7 million and $3.4 million and $1.8 million, respectively.

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

Goodwill

      Goodwill represents the excess of purchase price over fair value of net assets acquired. Such goodwill was being amortized on the straight-line method over periods ranging from 5 to 20 years. Accumulated amortization was $8,093,000 at December 31, 2003 and 2002. The Company adopted Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. This standard eliminates amortization of goodwill and replaces it with a test for impairment. The Company has $25.2 million and $8.9 million of goodwill at December 31, 2003 and 2002. The Company amortized $1.4 million of goodwill for the year ended December 30, 2001. Basic and diluted earnings per share would have been $.34 per share for

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

the year ended December 31, 2001 without goodwill amortization. Also, see the footnotes on Equity Investment — Transplace and Merit Acquisition for further discussion.

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

Stock Compensation Plans

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan. The compensation cost that has been charged against income for its Fixed Stock Option Plans was $1,839,000, $1,190,000 and $722,000 for 2003, 2002 and 2001, respectively.

      Had compensation cost for the Company’s four stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		2003	2002	2001

Net earnings (in thousands)	As Reported	$79,371	$59,588	$27,221
	Add: Compensation expense, using intrinsic method, net of tax	1,140	738	445
	Deduct: Compensation expense, using fair value method, net of tax	(6,020)	(4,177)	(3,395)

	Pro forma	$74,491	$56,149	$24,271

Basic earnings per share	As Reported	$.95	$.70	$.32

	Pro forma	$.89	$.66	$.29

Diluted earnings per share	As Reported	$.94	$.69	$.32

	Pro forma	$.88	$.65	$.28

      Pro forma net earnings reflect only options granted in 1995 through 2003. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

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

      These consolidated financial statements include the accounts of M.S. Carriers, Inc. (“M.S. Carriers”), also a publicly-held truckload carrier, which merged with a subsidiary of the Company on June 29, 2001 (the “Merger”). In exchange for 19,464,322 shares of the Company’s common stock, M.S. Carriers became a wholly-owned subsidiary of the Company. The Merger was accounted for as a pooling of interests.

      The results of operations for the six months ended June 30, 2001 (period prior to merger) included in the consolidated financial statements are as follows:

(In thousands)

Operating revenue:
Swift	$677,437
MS Carriers	367,712

$1,045,149

Net earnings (loss):
Swift	$13,463
MS Carriers	(2,073)

$11,390

      See the Industry Segment footnote for a reconciliation of the Company’s operating revenue and earnings to those previously reported.

(3)	Accounts Receivable

      Accounts receivable consists of:

	December 31,

	2003	2002

	(In thousands)
Trade customers	$271,529	$259,626
Equipment manufacturers	3,775	5,453
Income tax receivable	17,616	9,968
Other	4,987	9,683

	297,907	284,730
Less allowance for doubtful accounts	7,983	12,185

	$289,924	$272,545

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The schedule of allowance for doubtful accounts is as follows:

	Beginning			Ending
	Balance	Additions	Deductions	Balance

	(In thousands)
Years ended December 31:
2003	$12,185	$8,440	$(12,642)	$7,983

2002	$10,660	$6,579	$(5,054)	$12,185

2001	$13,164	$8,483	$(10,987)	$10,660

(4)	Assets Held for Sale

      The Company disposed of two properties in 2003, which had been identified as of December 31, 2002, classified as assets held for sale and stated at the lower of depreciated cost or fair value less costs to sell. The Company received $8.7 million, net of expenses, and recognized a gain of $453,000, which is included in Other Income on the Consolidated Statement of Earnings.

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

      As a transportation logistics company, Transplace matches shippers with trucking companies and receives a fee for this service. The Company may receive from Transplace the opportunity to provide transportation services to shippers. In addition, the Company may utilize Transplace to assist in obtaining additional capacity for its customers. During the years ended December 31, 2003, 2002 and 2001, Swift received less than 3% of its operating revenue from Transplace and paid less than 1% of its purchased transportation to Transplace.

      The Company’s interest in Transplace, which is accounted for using the equity method, is approximately 29%. The Company recorded equity losses $1.2 million, $2.7 million and $3.0 million in other expense during the years ending December 31, 2003, 2002 and 2001, respectively for Transplace.

      The Company’s equity in the net assets of Transplace exceeds its investment account by approximately $30 million as of December 31, 2003 and 2002. As Transplace records amortization or impairment of goodwill and intangibles, the Company will accrete an equal amount of basis difference to offset such amortization or impairment.

      The Company received $53.8 million, $57.1 million and $61.4 million in operating revenue in 2003, 2002 and 2001, respectively, for transportation services provided to Transplace. At December 31, 2003 and 2002, $4.7 million and $5.8 million, respectively, was owed to the Company for these services.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

(6) Note Receivable — Trans-Mex

      The Company has advanced $15.2 million to Trans-Mex, Inc. S.A. de C. V., a Mexican corporation of which the Company owns 49% and purchased the remaining 51% in January 2004. These loans, which are secured by equipment, bear interest at prime plus 2% with monthly payments of interest plus amortization of the principal over five years. See Subsequent Event footnote regarding the Company’s purchase of Trans-Mex.

(7) Equity Investment — Transportes Easo

      In 2001, the Company recorded a $10.5 million adjustment to other expense in the statement of earnings, of which $8.5 million relates to the impairment of its 50% equity investment held by M.S. Carriers in Transportes EASO, the largest intra-Mexico truckload carrier, and $2 million is associated with the write off of a cash advance made to EASO in the third quarter of 2001. The Company’s investment in Transportes EASO is zero as of December 31, 2003 and 2002.

(8)	Accrued Liabilities

      Accrued liabilities consists of:

	December 31,

	2003	2002

	(In thousands)
Employee compensation	$47,346	$33,003
Fuel and mileage taxes	2,281	1,226
Other	18,882	17,932

	$68,509	$52,161

(9)	Accounts Receivable Securitization

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

      Under the amended agreement, the Company can receive up to a maximum of $200 million of proceeds, subject to eligible receivables and will pay a program fee recorded as interest expense, as defined in the agreement. The Company will pay commercial paper interest rates on the proceeds received. The proceeds received will be reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of December 31, 2003 and 2002 there were $142 million and $169 million, respectively, of proceeds received.

(10)	Fair Value of Operating Lease Guarantees

      The Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess of the guarantee amount above the fair market value, if any. For new arrangements in 2003, the Company has recorded a liability for the estimated fair value of the guarantees in the amount of $2.2 million. The maximum potential amount of future payments the Company would be required to make under guarantees related to these new 2003 arrangements is $41.5 million.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

(11)	Borrowings Under Revolving Credit Agreement

      The Company has a $300 million unsecured revolving line of credit under an agreement with nine banks (the Credit Agreement), which matures on November 21, 2005. Interest on outstanding borrowings is based upon one of two options, which the Company selects at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 62.5 to 137.5 basis points, as defined in the Credit Agreement (currently 70 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 17.5 to 25 basis points (currently 20 basis points). As of December 31, 2003 and 2002, there was $30 million and $136.4 million outstanding under the line of credit.

      The Credit Agreement requires the Company to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires the Company to maintain unencumbered assets of not less than 120% of indebtedness (as defined).

      The Credit Agreement includes financing for letters of credit up to $150 million. The Company has outstanding letters of credit primarily for workers’ compensation and liability self-insurance purposes totaling $103 million at December 31, 2003.

(12)	Long-Term Debt

      Long-term debt consists of the following:

	December 31,

	2003	2002

	(In thousands)
Notes payable to commercial lending institutions with varying payments through the year 2005 with fixed interest rates ranging from 2.9% to 3.8%	$2,420	$776
Note payable to insurance company bearing interest at 6.78% payable monthly with principal payments of $3,000,000 due in 2003 through 2006 secured by deed of trust on Phoenix facilities. Covenant requirements include minimum debt to equity and debt coverage ratios and tangible net worth. The covenants include limitations on dividends and treasury stock purchases	9,000	12,000

Total long-term debt	11,420	12,776
Less current portion	4,573	3,389

Long-term debt, less current portion	$6,847	$9,387

      The aggregate annual maturities of long-term debt as of December 31, 2003 are as follows:

Years Ending December 31,	(In thousands)

2004	$4,573
2005	3,847
2006	3,000

Total	$11,420

      For the years ended December 31, 2003, 2002 and 2001, the Company capitalized interest related to self-constructed assets totaling $507,000, $415,000 and $784,000, respectively.

(13)	Senior Notes

      In June 2003, the Company completed a private placement of Senior Notes. The notes were issued in two series of $100 million each with an interest rate of 3.73% for those notes maturing on June 27, 2008 and 4.33%

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

for those notes maturing on June 27, 2010 with interest payable on each semiannually in June and December. The notes contain financial covenants relating to leverage, fixed charge coverage and tangible net worth.

(14)	Capital Leases

      The Company leases certain revenue equipment under capital leases. The Company’s capital leases contain guarantees of residual values. Certain leases contain renewal or fixed price purchase options. The leases are collateralized by revenue equipment with a cost of $56.5 million and $140.4 million and accumulated amortization of $17.5 million and $46.1 million at December 31, 2003 and 2002, respectively. The amortization of the equipment under capital leases is included in depreciation expense.

      The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

December 31,
2003

(In Thousands)
2004	$18,139
2005	17,590
2006	1,815

Total minimum lease payments	37,544
Less: Amount representing interest	2,450

Present value of minimum lease payments	35,094
Less current portion	14,047

Capital lease obligations, long-term	$21,047

(15)	Derivative Financial Instruments

      The Company adopted Statement of Financial Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities,” and its amendments, Statements 137 and 138, on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value.

      The Company is a party to swap agreements that are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Since these instruments did not qualify for hedge accounting, the changes in the fair value of the interest rate swap agreements will be recognized in net earnings until maturities up to March 2009.

      For the years ended December 31, 2003 and 2002, the Company recognized a gain (loss) for the change in fair market value of the interest rate swap agreements of $2,084,000 and ($5,897,000). The changes in fair market value of the interest rate swap agreements are recorded as interest expense.

(16)	Accumulated Other Comprehensive Loss

      In conjunction with the June 2003 private placement of Senior Notes, the Company entered into a cash flow hedge to lock the benchmark interest rate used to set the coupon rate for $50 million of the notes. The Company terminated the hedge when the coupon rate was set and paid $1.1 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity. This amount will be amortized as a yield adjustment of the interest rate on the seven-year series of notes. The Company amortized $70,000 into interest expense during the year ended December 31, 2003 and expects $145,000 will be amortized into interest expense during the next twelve months.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

(17)	Commitments

Operating Leases

      The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 2003, the future minimum lease payments under noncancelable operating leases are as follows:

	Revenue
Years Ending December 31,	Equipment	Facilities	Total

	(In thousands)
2004	$65,578	$2,020	$67,598
2005	45,637	1,029	46,666
2006	32,649	572	33,221
2007	23,026	418	23,444
2008		240	240
Thereafter		115	115

Total minimum lease payments	$166,890	$4,394	$171,284

      The revenue equipment leases generally include purchase options exercisable at the completion of the lease. The Company recorded gains of approximately $247,000, $1,800,000, and $338,000 from the sale of leased tractors in 2003, 2002, and 2001, respectively.

Purchase Commitments

      The Company had commitments outstanding to acquire revenue equipment for approximately $379 million at December 31, 2003. These purchases are expected to be financed by operating leases, debt, proceeds from sales of existing equipment and cash flows from operations. The Company has the option to cancel such commitments with 60 days notice.

      In addition, the Company had remaining commitments of $31 million as of December 31, 2003 under contracts relating to acquisition, development and improvement of facilities.

Guarantees

      The Company has guaranteed approximately $2.1 million of debt of Trans-Mex, Inc. S. A. de C. V., a truckload carrier within the Republic of Mexico of which the Company owns 49%. This debt, with periods not exceeding five years, relates to the acquisition of revenue equipment.

      Furthermore, the Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess of the guarantee amount above the fair market value, if any. The maximum potential amount of future payments the Company would be required to make under these guarantees is $101 million.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

(18)	Earnings Per Share

      The computation of basic and diluted earnings per share is as follows:

	Year Ending December 31,

	2003	2002	2001

	(In thousands, except per share
	amounts)
Net earnings	$79,371	$59,588	$27,221

Weighted average shares:
Common shares outstanding for basic earnings per share	83,474	85,502	83,781
Equivalent shares issuable upon exercise of stock options	1,253	1,426	1,937

Diluted shares	84,727	86,928	85,718

Basic earnings per share	$.95	$.70	$.32

Diluted earnings per share	$.94	$.69	$.32

      Equivalent shares issuable upon exercise of stock options exclude 1,452,000, 436,000 and 453,000 shares in 2003, 2002 and 2001, respectively, as the effect was antidilutive.

(19)	Public Stock Offering

      The Company completed a public offering of 1,200,000 shares of its common stock on June 27, 2001. This offering generated proceeds of $18.2 million, net of expenses. An option by the underwriters to purchase an additional 120,000 shares was exercised on July 2, 2001 and generated additional proceeds of $1.8 million.

(20)	Stockholders’ Equity

      The Company purchased 1,201,000 and 3,079,227 shares of its common stock for a total cost of $18.9 million and $52.0 million during 2003 and 2002, respectively. All of the shares purchased are being held as treasury stock and may be used for issuances under the Company’s employee stock option and purchase plans or for other general corporate purposes.

      The Board of Directors has authorized the Company to repurchase up to $100 million of its common stock, subject to criteria established by the Board. The stock may be purchased on the open market or in privately negotiated transactions at any time until February 28, 2005, unless the period is extended by the Board.

     Stock Option Plans

      The Company has a number of stock options under various plans. Options granted by M.S. Carriers have generally been granted with an exercise price equal to the market price on the grant date and expire on the tenth anniversary of the grant date. The options granted to M.S. Carriers employees vested on June 29, 2001. Options granted by Swift to employees have been granted with an exercise price equal to 85 percent of the market price on the grant date and expire on the tenth anniversary of the grant date. The majority of options granted by Swift to employees vest 20 percent per year beginning on the fifth anniversary of the grant date or vest pro-rata over a nine year period. Options granted to Swift non-employee directors have been granted with an exercise price equal to 85 percent of the market price on the grant date, vest beginning on the grant date and expire on the sixth anniversary of the grant date.

      As of December 31, 2003, the Company is authorized to grant an additional 7.0 million shares.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 through 2003:

	2003	2002	2001

Dividend yield	0%	0%	0%
Expected volatility	40%	45%	45%
Risk free interest rate	4.2%	3.9%	5%
Expected lives (days after vesting date)	172	150	110

      A summary of the status of the Company’s fixed stock option plans as of December 31, 2003, 2002 and 2001, and changes during the years then ended on those dates is presented below:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,944,487	$12.41	6,142,239	$10.89	7,962,604	$10.59
Granted below market value	2,527,000	$18.42	2,059,500	$16.51	587,450	$16.83
Exercised	(840,857)	$9.85	(809,479)	$9.78	(2,031,817)	$10.88
Forfeited	(331,907)	$12.48	(447,773)	$15.68	(375,998)	$13.16

Outstanding at end of year	8,298,723	$14.50	6,944,487	$12.41	6,142,239	$10.94

Options exercisable at year-end	1,238,305	$12.41	1,245,367		1,740,948
Weighted-average fair value of options granted during the year	$12.97		$12.10		$8.07

      The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$4.86 to $10.81	1,495,043	3.41	$9.30	531,503	$8.62
$11.10	1,757,200	6.41	$11.10	59,001	$11.10
$11.17 to $16.79	2,079,180	7.63	$15.56	475,251	$14.43
$17.14 to $18.42	445,850	8.13	$17.19	43,350	$17.43
$18.54 to $20.15	2,521,450	9.38	$18.59	129,200	$19.44

	8,298,723	7.17	$14.50	1,238,305	$12.41

Employee Stock Purchase Plan

      Under the 1994 Employee Stock Purchase Plan, the Company is authorized to issue up to 4.5 million shares of common stock to full-time employees, nearly all of who are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Each employee is restricted to purchasing during each period a maximum of $12,500 of stock determined by using the beginning-of-period price. Under the Plan, the Company issued 356,646, 324,155 and

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

322,329 shares to 2,627, 2,469 and 2,475 employees in 2003, 2002 and 2001, respectively. Compensation cost is calculated as the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

	2003	2002	2001

Dividend yield	0%	0%	0%
Expected volatility	40%	45%	45%
Risk free interest rate	1%	1.5%	5%

      The weighted-average fair value of those purchase rights granted in 2003, 2002 and 2001 was $5.12, $6.12 and $5.24, respectively.

(21)	Income Taxes

      Income tax expense consists of:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Current expense:
Federal	$16,279	$16,904	$1,095
State	1,395	1,000	186
Foreign	371

	18,045	17,904	1,281

Deferred expense:
Federal	28,153	17,147	14,779
State	2,413	1,469	2,088

	30,566	18,616	16,867

	$48,611	$36,520	$18,148

      The Company’s effective tax rate was 38%, 38% and 40% in 2003, 2002 and 2001, respectively. The actual tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes) as follows:

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Computed “expected” tax expense	$44,794	$33,638	$15,879
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	2,496	2,166	1,250
Nondeductible portion of Transportes EASO investment adjustment			1,951
Other, net	1,321	716	(932)

	$48,611	$36,520	$18,148

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2003	2002

	(In thousands)
Deferred tax assets:
Claims accruals	$61,286	$56,690
Accounts receivable due to allowance for doubtful accounts	3,050	3,820
Nondeductible accruals	2,486	2,331
Derivative financial instruments	3,004	3,800
Other	3,440	2,869

Total deferred tax assets	73,266	69,510

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(286,041)	(254,155)
Prepaid taxes, licenses and permits deducted for tax purposes	(7,926)	(7,266)
Contested liabilities	(17,116)	(22,532)
Other	(14,001)	(6,809)

Total deferred tax liabilities	(325,084)	(290,762)

Net deferred tax liability	$(251,818)	$(221,252)

      These amounts are presented in the accompanying consolidated balance sheets as follows:

	December 31,

	2003	2002

	(In thousands)
Current deferred tax asset	$3,133	$2,262
Noncurrent deferred tax liability	(254,951)	(223,514)

Net deferred tax liability	$(251,818)	$(221,252)

(22)	Settlement Of Litigation

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

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

(23)	Claims Accruals

      The Company’s insurance program for liability, physical damage and cargo damage involves self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate.

      Claims accruals represent accruals for the uninsured portion of pending claims at December 31, 2003 and 2002. The current portion reflects the amounts of claims expected to be paid in the following year. These accruals are estimated based on management’s evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company’s past claims experience. Claims accruals also include accrued medical expenses under the Company’s group medical insurance program.

(24)	Fair Value of Financial Instruments

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

Senior Notes

      The fair value of the Senior Notes, measured as the present value of the future cash flows using the current borrowing rate for comparable maturity notes, is estimated to be $195,700,000 as of December 31, 2003.

Limitations

      Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 2003, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

(25)	Employee Benefit Plans

      The Company maintains a 401(k) profit sharing plan for all employees who are 19 years of age or older and have completed one year of service. The Plan provides for a mandatory matching contribution equal to the amount of the employee’s salary reduction, but not to exceed 1% of the employee’s compensation. Also, the plan provides for a discretionary contribution not to exceed 4% of the employee’s compensation, limited to the amount permitted under the Internal Revenue Code as deductible expenses. The Company may also make

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

voluntary profit sharing contributions. Employees’ rights to employer contributions vest after five years from their date of employment. The Company’s expense totaled approximately $8.2 million, $6.0 million and $6.5 million for 2003, 2002 and 2001, respectively.

(26)	Key Customer

      Services provided to our largest customer, Wal-Mart, generated 12% of operating revenue in 2003. No other customer accounted for 10% or more of our operating revenue in any reporting period.

(27)	Related Party Transactions

      Swift obtains drivers for the owner-operator portion of its fleet by entering into contractual arrangements either with individual owner-operators or with fleet operators. Fleet operators maintain a fleet of tractors and directly negotiate with a pool of owner-operators whose services the fleet operator then offers to Swift. The largest single fleet operator with whom Swift does business is Interstate Equipment Leasing, Inc. (“IEL”), a corporation wholly-owned by Jerry Moyes, Swift’s Chief Executive Officer. Swift pays the same or comparable rate per mile for purchased transportation services to IEL that it pays to independent owner-operators and other fleet operators. During 2003, 2002 and 2001, Swift paid $17.3 million, $23.4 million and $26.8 million to IEL for purchased transportation services. At December 31, 2003 and 2002, $255,000 and $131,000, respectively, was owed for these purchased transportation services.

      Swift also purchases new tractors and sells them to IEL at a mark up over Swift’s cost. Both the purchase price of the tractors and Swift’s margin are prepaid by IEL before Swift acquires the tractors. IEL then leases the tractors to its pool of owner-operators, including owner-operators that haul loads for Swift. Swift believes this arrangement allows it to obtain ready access to IEL’s pool of owner-operators while avoiding the carrying and overhead costs associated with owning the tractors and leasing them to owner-operators. In 2003, 2002 and 2001, Swift acquired new tractors and sold them to IEL for $54.0 million, $35.7 million and $27.6 million, respectively, and recognized fee income of $1.9 million, $1.3 million and $1.0 million, respectively.

      In addition, Swift sells used tractors and provides repair services and driver trainees to IEL. During 2003, 2002 and 2001, Swift sold used revenue equipment to IEL totaling $319,000, $1.1 million and $20,000 respectively, and recognized a gain of $23,000 and $83,000 in 2003 and 2002, respectively, and a loss of $1,000 in 2001. At December 31, 2003 and 2002, nothing was owed to Swift for this equipment. In 2003, 2002 and 2001, respectively, Swift received $4.9 million, $4.2 million and $3.6 million from IEL for repair services and was paid $135,000, $116,000, and $104,000 by IEL for various other services (including reimbursement of driver trainee salary). At December 31, 2003 and 2002, $388,000 and $592,000, respectively, was owed to Swift and zero was owed by Swift for these services.

      Swift Aviation Services, Inc. and Swift Air, Inc., corporations wholly-owned by Jerry Moyes, provide air transportation services to Swift. These services totaled $577,000, $764,000 and $860,000 for the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, $0 and $48,000, respectively, was owed by Swift for these services.

      Swift provides transportation, repair, facilities leases and other services to several trucking companies affiliated with Jerry Moyes as follows:

      In 2002 and 2001, Swift provided transportation, repair and other services to Simon Transportation Services, Inc., which is majority owned by Jerry Moyes. There was no activity in 2003. Swift recognized $380,000 and $944,000 in operating revenue in 2002 and 2001, respectively, related to the services provided. At December 31, 2003 and 2002, nothing was owed to Swift for these services.

      Two trucking companies affiliated with Jerry Moyes hire Swift for truckload hauls for their customers: Central Freight Lines, Inc. (Central Freight), a publicly traded less-than truckload carrier and Central

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

Refrigerated Service, Inc. (Central Refrigerated), a privately held refrigerated truckload carrier. Jerry Moyes owns an approximately 40% interest in Central Freight and serves as its Chairman. Mr. Moyes is the principal stockholder of Central Refrigerated. Swift also provides repair, facilities leases and other truckstop services to Central Freight and Central Refrigerated. Swift recognized $22.6 million, $20.5 million and $10.9 million in operating revenue in 2003, 2002 and 2001, respectively, for these services to Central Freight and Central Refrigerated. At December 31, 2003 and 2002, $957,000 and $2.8 million, respectively, was owed to Swift for these services.

      The rates that Swift charges Central Freight and Central Refrigerated for transportation services, in the case of truckload hauls, are market rates comparable to what it charges its regular customers, thus providing Swift with an additional source of operating revenue at its normal freight rates. The rates charged for repair and other truckstop services is comparable to what Swift charges its owner operators, which is at a mark up over Swift’s cost. In addition, Swift leases facilities from Central Freight and paid $612,000, $417,000 and $492,000 to the carrier for facilities rental in 2003, 2002 and 2001, respectively.

      The Company purchased $2.4 million, $4.3 million and $466,000 of refrigeration units and parts in 2003, 2002 and 2001, respectively, from Thermo King West, a Thermo King franchise owned by William F. Riley III, an executive officer of Swift. Thermo King Corporation, a unit of Ingersoll-Rand Company Limited, requires that all purchases of refrigeration units be made through one of its franchisees. Thermo King West is the exclusive franchisee in the southwest. Pricing terms are negotiated directly with Thermo King Corporation, with additional discounts negotiated between Swift and Thermo King West once pricing terms are fixed with Thermo King Corporation. Thermo King Corporation is one of only two companies that supplies refrigeration units that are suitable for Swift’s needs. For 2004, Swift intends to negotiate with both suppliers and award the contract to one of them based on such negotiations.

      In 2001, M.S. Carriers agreed to sell its interest in an aircraft to Michael Starnes, who is also a current member of the Board of Directors. The sale price was $3,240,000 and M.S. Carriers recognized a loss of $430,000.

      All of the above related party arrangements were approved by the independent members of Swift’s Board of Directors.

(28)	Contingencies

      The Company is involved in certain claims and pending litigation arising in the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the Company.

(29)	Acquisition of Merit Distribution Services, Inc.

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

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Customer relationship intangible asset	$40,726
Goodwill	16,333
Revenue equipment	27,050
Other assets	1,601
Liabilities assumed	(4,120)

Cash paid	$81,590

      The customer relationship intangible asset is being amortized on a straight-line basis over a 15-year period at $2.7 million per year. All of the goodwill will be deductible for tax purposes.

      The results of operations for the years ended December 31, 2003, 2002 and 2001 as though the Merit acquisition had been completed as of the beginning of each respective period are as follows:

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except share data)
Operating revenue	$2,471,000	$2,245,000	$2,240,000
Net earnings	$82,954	$64,204	$28,909
Diluted earnings per share	$.98	$.74	$.34

(30)	Industry Segment Information

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

Year Ended
December 31, 2001

(In thousands)
Operating revenue:
Swift	$1,403,897
MS Carriers	708,324

$2,112,221

Net earning (loss):
Swift	$42,645
MS Carriers	(15,424)

$27,221

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —  (Continued)

(31) Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except share data)
Year Ended December 31, 2003
Operating revenue	$551,303	$584,909	$623,875	$637,568
Operating income	18,345	34,702	42,152	45,842
Net earnings	8,897	19,161	24,576	26,737
Basic earnings per share	.11	.23	.29	.32
Diluted earnings per share	.10	.23	.29	.31
Year Ended December 31, 2002
Operating revenue	$475,780	$528,595	$536,955	$560,142
Operating income	17,752	35,766	33,601	30,020
Net earnings	9,410	17,682	16,340	16,156
Basic earnings per share	.11	.20	.19	.19
Diluted earnings per share	.11	.20	.19	.19

(32)	Subsequent Event — Acquisition of Trans-Mex, Inc

      The Company completed its acquisition of an additional 51% interest in Trans-Mex, Inc. S.A. de C.V. in January 2004. After this acquisition, the Company owns 100% of this Mexican truckload carrier. The purchase price for this 51% interest was $31 million consisting of $11 million in cash and 942,155 shares of Company common stock. The Company has agreed to file a registration statement with the Securities and Exchange Commission for these shares within the next 90 days. Trans-Mex is one of the top five international trucking companies operating in Mexico. Through this acquisition, the Company becomes the only United States trucking company with a 100% ownership interest in a Mexican carrier. The Company utilized Trans-Mex as a provider of freight services for our customers and paid Trans-Mex $23.7 million, $15.1 million, and $9.0 million in 2003, 2002 and 2001, respectively, which is included in purchased transportation on the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      We have never filed a Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure, or otherwise.

Item 9A.	Controls and Procedures

      We carried out an evaluation as of the end of the period covered by this Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings within the required time period. There have been no significant changes in our internal control over financial reporting or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information required by this Item with respect to our continuing directors, nominees and executive officers is set forth under the captions “Information Concerning Directors, Nominees and Officers,” “Executive Officers of Swift” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the our Notice and Proxy Statement relating to our 2004 Annual Meeting of Stockholders (“the 2004 Notice and Proxy Statement”) incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, our 2004 Notice and Proxy Statement is not being filed as a part hereof.

      We have adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, Chief Financial Officer, and the Corporate Controller. A copy of our code of ethics has been filed as an exhibit hereto. If we make any amendment to, or grant any waivers of, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our internet website at www.swifttrans.com.

Item 11.	Executive Compensation

      Information required by this Item with respect to executive compensation is set forth under the captions “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the 2004 Notice and Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth under the captions “Compensation Committee Report on Executive Compensation” and “Stock Price Performance Graph” contained in the 2004 Notice and Proxy Statement are not incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by Item 403 of Regulation S-K under this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Principal Stockholders and Management and Related Stockholder Matters” in the 2004 Notice and Proxy Statement and is incorporated herein by reference. Information required by Item 201(d) of Regulation S-K under this Item with respect to equity compensation plan information is included under the caption “Equity Compensa-

tion Plan Information as of December 31, 2003” in the 2004 Notice and Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information required by this Item with respect to certain relationships and transactions of management is set forth under the caption “Certain Transactions and Relationships” and “Compensation Committee Interlocks and Insider Participation” in the 2004 Notice and Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

      Information required by this Item with respect to the fees and services of our principal accountant is included under the caption “Principal Accountant Fees and Services” in the 2004 Notice and Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Financial Statements and Schedules.

(i) Financial Statements

Page or
Method of Filing

(1)	Report of KPMG LLP	Page 24
(2)	Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 2003 and 2002 and related Consolidated Statements of Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2003	Page 25-46

(ii) Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

      (b) Reports on Form 8-K

A Report on Form 8-K was filed on February 3, 2004, which furnished, under Item 12, a press release announcing financial results for the quarter ended December 31, 2003.

      (c) Exhibits.

Exhibit
Number		Description	Page or Method of Filing

2.1		Merger Agreement, dated as of December 11, 2000, among Swift Transportation Co., Inc., a Nevada corporation, Sun Merger, Inc., a Tennessee corporation and wholly-owned subsidiary of Swift Transportation Co., Inc., and M.S. Carriers, Inc., a Tennessee corporation	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated December 11, 2000 (the “12/11/2000 8-K”)
3.1		Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-85940)
3.2		Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-3 (Registration No. 33-66034)
4.1		Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (the “1992 Form 10-K”)
10.1		Stock Option Plan, as amended through November 18, 1994*	Incorporated by Reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 Form 10-K”)
10.2		Non-Employee Directors Stock Option Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.8 of the 1994 Form 10-K
10.3		Employee Stock Purchase Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.9 of the 1994 Form 10-K
10.4		Swift Transportation Co., Inc. Retirement (401(k)) Plan dated January 1, 1992*	Incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 Registration Statement No. #33-52454
10.5		Note agreement dated February 26, 1996 by and between Swift Transportation Co., Inc. and Great-West Life & Annuity Insurance Company	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Company Form 10-K for the year ended December 31,1995 (the “1995 Form 10-K”)
10.6		Note agreement dated January 16, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.A., ABN Amro Bank N.V., The Chase Manhattan Bank and The First National Bank of Chicago	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31,1996 (the “1996 Form 10-K”)
10	.6.1	First Modification Agreement to Note Agreement dated January 16, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.A., ABN Amro Bank N.V., The Chase Manhattan Bank and The First National Bank of Chicago	Incorporated by Reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the “1998 Third Quarter Form 10-Q”)
10	.6.2	Second Modification Agreement to Note Agreement dated January 17, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.V., ABN Amro Bank N.V., The First National Bank of Chicago, Norwest Bank Arizona, N.A., Keybank National Association and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.14 of the 1998 Third Quarter Form 10-Q

Exhibit
Number		Description	Page or Method of Filing

10.7		1999 Stock Option Plan, as amended*	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-53566)
10.8		Non-Employee Directors Stock Option Plan (Amended and Restated as of June 7, 2000)*	Incorporated by reference to Notice and Proxy Statement For Annual Meeting of Stockholders to be held on June 7, 2000 (“the 2000 Proxy Statement”)
10.9		Receivables Sales Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)
10	.9.1	Second Amendment Dated December 27, 2001 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)
10	.9.2	Fourth Amendment Dated December 26, 2002 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”)
10	.9.3	Fifth Amendment Dated December 24, 2003 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Filed herewith
10.10		Purchase and Sale Agreement Dated December 30, 1999 between Swift Transportation Corporation and Swift Receivables Corporation	Incorporated by reference to Exhibit 10.17 of the 1999 Form 10-K
10.11		Nonqualified Deferred Compensation Agreement*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “2000 First Quarter Form 10-Q”)
10.12		Operating Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.19 of the 2000 First Quarter Form 10-Q
10.13		Initial Subscription Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.20 of the 2000 First Quarter Form 10-Q
10.14		Swift Transportation Corporation Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “2002 First Quarter Form 10-Q”)
10.15		Offer of Employment Letter to Gary Enzor	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “2002 Second Quarter Form 10-Q”)

Exhibit
Number	Description	Page or Method of Filing

10.16	Revolving Credit Agreement, dated as of November 21, 2002, among Swift Transportation Co., Inc., an Arizona corporation, as Borrower, Swift Transportation Co., Inc., a Nevada corporation, as Holdings, the Lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Wells Fargo Bank, N.A. and KeyBank National Association, as Co-Syndication Agents, and U.S. Bank National Association and LaSalle National Association, as Co-Documentation Agents	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 25, 2002 (the “11/25/02 8-K”)
10.17	Swift Transportation Co., Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008 And $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement dated as of June 27, 2003	Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
14	Code of Ethics	Filed herewith
21	Subsidiaries of Registrant	Filed herewith
23	Consent of KPMG LLP	Filed herewith
24	Powers of Attorney	See signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Jerry Moyes, Chairman, President and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Gary R. Enzor, Chief Financial Officer	Filed herewith
32	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 — Jerry Moyes and Gary R. Enzor	Furnished herewith

*	Indicates a compensation plan

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of March, 2004.

SWIFT TRANSPORTATION CO., INC.,
a Nevada corporation

By	/s/ JERRY C. MOYES

Jerry C. Moyes
Chairman of the Board, President and
Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, each of the undersigned persons constitutes and appoints Jerry Moyes and Gary R. Enzor, and each of them, his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, for filing with the Securities and Exchange Commission by Swift Transportation Co., Inc., a Nevada corporation, together with any and all amendments to such Form 10-K, and to file the same with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said such attorneys-in-fact and agents, or each of them, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JERRY C. MOYES Jerry C. Moyes	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ WILLIAM F. RILEY III William F. Riley III	Senior Executive Vice President, Secretary, and Director	March 15, 2004

/s/ MICHAEL S. STARNES Michael S. Starnes	President of M.S. Carriers, Inc. and Director	March 15, 2004

/s/ ALPHONSE E. FREI Alphonse E. Frei	Director	March 15, 2004

/s/ DAVID GOLDMAN David Goldman	Director	March 15, 2004

/s/ DALE M. JENSEN Dale M. Jensen	Director	March 15, 2004

S-1

Signature	Title	Date

/s/ EARL H. SCUDDER Earl H. Scudder	Director	March 15, 2004

/s/ GARY R. ENZOR Gary R. Enzor	Chief Financial Officer	March 15, 2004

/s/ STEPHEN R. ATTWOOD Stephen R. Attwood	Corporate Controller	March 15, 2004

S-2

EXHIBIT INDEX

Exhibit
Number		Description	Page or Method of Filing

2.1		Merger Agreement, dated as of December 11, 2000, among Swift Transportation Co., Inc., a Nevada corporation, Sun Merger, Inc., a Tennessee corporation and wholly-owned subsidiary of Swift Transportation Co., Inc., and M.S. Carriers, Inc., a Tennessee corporation	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated December 11, 2000 (the “12/11/2000 8-K”)
3.1		Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-85940)
3.2		Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-3 (Registration No. 33-66034)
4.1		Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (the “1992 Form 10-K”)
10.1		Stock Option Plan, as amended through November 18, 1994*	Incorporated by Reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 Form 10-K”)
10.2		Non-Employee Directors Stock Option Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.8 of the 1994 Form 10-K
10.3		Employee Stock Purchase Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.9 of the 1994 Form 10-K
10.4		Swift Transportation Co., Inc. Retirement (401(k)) Plan dated January 1, 1992*	Incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 Registration Statement No. #33-52454
10.5		Note agreement dated February 26, 1996 by and between Swift Transportation Co., Inc. and Great-West Life & Annuity Insurance Company	Incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Company Form 10-K for the year ended December 31,1995 (the “1995 Form 10-K”)
10.6		Note agreement dated January 16, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.A., ABN Amro Bank N.V., The Chase Manhattan Bank and The First National Bank of Chicago	Incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K for the year ended December 31,1996 (the “1996 Form 10-K”)
10	.6.1	First Modification Agreement to Note Agreement dated January 16, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.A., ABN Amro Bank N.V., The Chase Manhattan Bank and The First National Bank of Chicago	Incorporated by Reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (the “1998 Third Quarter Form 10-Q”)
10	.6.2	Second Modification Agreement to Note Agreement dated January 17, 1997 by and between Swift Transportation Co., Inc. and Wells Fargo Bank, N.V., ABN Amro Bank N.V., The First National Bank of Chicago, Norwest Bank Arizona, N.A., Keybank National Association and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.14 of the 1998 Third Quarter Form 10-Q

Exhibit
Number		Description	Page or Method of Filing

10.7		1999 Stock Option Plan, as amended*	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-53566)
10.8		Non-Employee Directors Stock Option Plan (Amended and Restated as of June 7, 2000)*	Incorporated by reference to Notice and Proxy Statement For Annual Meeting of Stockholders to be held on June 7, 2000 (“the 2000 Proxy Statement”)
10.9		Receivables Sales Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)
10	.9.1	Second Amendment Dated December 27, 2001 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)
10	.9.2	Fourth Amendment Dated December 26, 2002 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”)
10	.9.3	Fifth Amendment Dated December 24, 2003 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Filed herewith
10.10		Purchase and Sale Agreement Dated December 30, 1999 between Swift Transportation Corporation and Swift Receivables Corporation	Incorporated by reference to Exhibit 10.17 of the 1999 Form 10-K
10.11		Nonqualified Deferred Compensation Agreement*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “2000 First Quarter Form 10-Q”)
10.12		Operating Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.19 of the 2000 First Quarter Form 10-Q
10.13		Initial Subscription Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.20 of the 2000 First Quarter Form 10-Q
10.14		Swift Transportation Corporation Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “2002 First Quarter Form 10-Q”)
10.15		Offer of Employment Letter to Gary Enzor	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (the “2002 Second Quarter Form 10-Q”)

Exhibit
Number	Description	Page or Method of Filing

10.16	Revolving Credit Agreement, dated as of November 21, 2002, among Swift Transportation Co., Inc., an Arizona corporation, as Borrower, Swift Transportation Co., Inc., a Nevada corporation, as Holdings, the Lenders from time to time party hereto, SunTrust Bank, as Administrative Agent, Wells Fargo Bank, N.A. and KeyBank National Association, as Co-Syndication Agents, and U.S. Bank National Association and LaSalle National Association, as Co-Documentation Agents	Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 25, 2002 (the “11/25/02 8-K”)
10.17	Swift Transportation Co., Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008 And $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement dated as of June 27, 2003	Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
14	Code of Ethics	Filed herewith
21	Subsidiaries of Registrant	Filed herewith
23	Consent of KPMG LLP	Filed herewith
24	Powers of Attorney	See signature page
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Jerry Moyes, Chairman, President and Chief Executive Officer	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Gary R. Enzor, Chief Financial Officer	Filed herewith
32	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 — Jerry Moyes and Gary R. Enzor	Furnished herewith

*	Indicates a compensation plan