Form 10-Q
period 2004-03-31
SWIFT TRANSPORTATION CO INC
filed 2004-05-07
CIK 863557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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
                Yes ☒ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 5, 2004)

Common stock, $.001 par value: 80,666,864 shares

		Page
		Number
	PART I
	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003	3-4
	Consolidated Statements of Earnings (unaudited) for the Three Month Periods Ended March 31, 2004 and 2003	5
	Consolidated Statements of Comprehensive Income (unaudited) for the Three Month Periods Ended March 31, 2004 and 2003	6
	Consolidated Statements of Stockholders’ Equity (unaudited) for the Three Month Period Ended March 31, 2004	7
	Consolidated Statements of Cash Flows (unaudited) for the Three Month Periods Ended March 31, 2004 and 2003	8-9
	Notes to Consolidated Financial Statements	10-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19-20
Item 4.	Controls and Procedures	20
	PART II
	OTHER INFORMATION
Items 1, 3, 4 and 5.	Not applicable
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	21-22
Item 6.	Exhibits and Reports on Form 8-K	23
EX-31.1
EX-31.2
EX-32
EX-99

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash	$50,226	$19,055
Accounts receivable, net	287,291	289,924
Equipment sales receivable	4,838	5,998
Inventories and supplies	10,043	17,570
Prepaid taxes, licenses and insurance	30,462	21,851
Assets held for sale	2,591
Deferred income taxes	6,059	3,133

Total current assets	391,510	357,531

Property and equipment, at cost:
Revenue and service equipment	1,610,886	1,580,581
Land	74,962	70,107
Facilities and improvements	259,021	259,379
Furniture and office equipment	81,109	76,897

Total property and equipment	2,025,978	1,986,964
Less accumulated depreciation and amortization	654,217	636,059

Net property and equipment	1,371,761	1,350,905

Investment in Transplace	2,227	3,079
Notes receivable from Trans-Mex		15,166
Deferred legal fees	6,297	8,416
Other assets	20,952	21,078
Customer relationship intangible, net	43,606	39,535
Goodwill	56,188	25,233

	$1,892,541	$1,820,943

See accompanying notes to consolidated financial statements.

Continued

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,280	$63,898
Accrued liabilities	75,174	68,509
Current portion of claims accruals	94,363	86,637
Current portion of long-term debt	5,752	4,573
Current portion of obligations under capital leases	19,744	14,047
Fair value of operating lease guarantees	2,011	2,156
Securitization of accounts receivable	162,000	142,000

Total current liabilities	429,324	381,820

Borrowings under revolving credit agreement	90,000	30,000
Senior Notes	200,000	200,000
Long-term debt, less current portion	3,747	6,847
Obligations under capital leases	13,324	21,047
Claims accruals, less current portion	78,900	73,800
Deferred income taxes	262,984	254,951
Fair value of interest rate swaps	8,942	7,863
Stockholders’ equity:
Preferred stock, par value $.001 per share
Authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share
Authorized 200,000,000 shares; 92,608,729 and 91,379,776 shares issued at March 31, 2004 and December 31, 2003, respectively	93	91
Additional paid-in capital	319,152	291,095
Retained earnings	669,255	662,851
Treasury stock, at cost (11,422,830 and 7,438,077 shares at March 31, 2004 and December 31, 2003, respectively)	(182,742)	(108,760)
Accumulated other comprehensive income and other	(438)	(662)

Total stockholders’ equity	805,320	844,615

Commitments and contingencies
	$1,892,541	$1,820,943

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Earnings

(unaudited)
(In thousands, except share data)

	Three months ended March 31,
	2004	2003
Operating revenue	$622,374	$551,303

Operating expenses:
Salaries, wages and employee benefits	234,710	204,395
Operating supplies and expenses	66,935	58,139
Fuel	88,974	84,710
Purchased transportation	107,553	91,254
Rental expense	20,844	20,665
Insurance and claims	25,242	22,490
Depreciation and amortization	40,860	34,354
Communication and utilities	7,796	6,940
Operating taxes and licenses	14,800	10,011

Total operating expenses	607,714	532,958

Operating income	14,660	18,345

Other (income) expenses:
Interest expense	6,006	3,932
Interest income	(133)	(158)
Other	(1,549)	224

Other (income) expenses, net	4,324	3,998

Earnings before income taxes	10,336	14,347
Income taxes	3,932	5,450

Net earnings	$6,404	$8,897

Basic earnings per share	$.08	$.11

Diluted earnings per share	$.08	$.10

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)
(In thousands)

	Three months ended March 31,
	2004	2003
Net earnings	$6,404	$8,897
Other comprehensive income:
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $14	22
Foreign currency translation	188

Comprehensive income	$6,614	$8,897

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(unaudited)
(In thousands, except share data)

						Accumulated
	Common Stock		Additional			Other Comprehensive	Total
			Paid-in	Retained	Treasury	Income and	Stockholders’
	Shares	Par Value	Capital	Earnings	Stock	Other	Equity
Balances, December 31, 2003	91,379,776	$91	$291,095	$662,851	$(108,760)	$(662)	$844,615
Issuance of common stock under stock option and employee stock purchase plans	286,798	1	2,753				2,754
Income tax benefit arising from the exercise of stock options			1,416				1,416
Amortization of deferred compensation			3,727				3,727
Issuance of common stock for acquisition of Trans-Mex	942,155	1	20,161				20,162
Reclassification of cash flow hedge to interest expense						36	36
Purchase of 3,984,753 shares of treasury stock					(73,982)		(73,982)
Foreign currency translation						188	188
Net earnings				6,404			6,404

Balances, March 31, 2004	92,608,729	$93	$319,152	$669,255	$(182,742)	$(438)	$805,320

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings	$6,404	$8,897
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	39,732	34,181
Deferred income taxes	5,107	2,778
Income tax benefit arising from the exercise of stock options	1,416
Provision for losses on accounts receivable		1,943
Amortization of deferred compensation	3,727	353
Change in fair market value of interest rate swaps	1,079	(100)
Amortization of deferred legal fees	2,119	2,119
Increase (decrease) in cash resulting from changes in:
Accounts receivable	7,946	3,361
Inventories and supplies	7,547	2,741
Prepaid expenses	(8,527)	(7,317)
Other assets	(93)	275
Accounts payable, accrued liabilities and claims accruals	19,437	5,435

Net cash provided by operating activities	85,894	54,666

Cash flows from investing activities:
Proceeds from sale of property and equipment	32,265	7,576
Capital expenditures	(85,908)	(55,669)
Proceeds from sale of assets held for sale		3,760
Repayment of note receivable	86	270
Notes receivable		(1,328)
Payment for purchase of Trans-Mex	(10,810)
Payments received on equipment sale receivables	5,998	10,327

Net cash used in investing activities	(58,369)	(35,064)

See accompanying notes to consolidated financial statements.

Continued

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from financing activities:
Repayments of long-term debt	(5,332)	(20,851)
Borrowings under line of credit	60,000	50,800
Repayments of borrowings under line of credit		(19,800)
Change in borrowings under accounts receivable securitization	20,000	(12,000)
Purchases of treasury stock	(73,982)	(17,267)
Proceeds from issuance of common stock under stock option plans	2,772	1,589

Net cash provided by (used in) financing activities	3,458	(17,529)

Effect of exchange rate changes on cash	188

Net increase in cash	31,171	2,073
Cash at beginning of period	19,055	7,930

Cash at end of period	$50,226	$10,003

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,092	$4,103

Income taxes	$2,798	$8,857

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables	$4,838	$706

Stock issued in acquisition of Trans-Mex	$20,162

Accrual of additional Merit acquisition cost	$5,000

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements

(unaudited)

Note 1.	Basis of Presentation

The condensed consolidated financial statements include the accounts of Swift Transportation Co., Inc., a Nevada holding company, and its wholly-owned subsidiaries (the Company). All significant intercompany balances and transactions have been eliminated.

The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments, which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.	Stock Compensation Plans

The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for Swift’s Employee Stock Purchase Plan. The compensation cost that has been charged against income for its Fixed Stock Option Plans was $3.7 million and $353,000 for the three months ended March 31, 2004 and 2003, respectively.

Had compensation cost for the Company’s four stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended
		March 31,
		2004	2003
Net earnings (in thousands)	As Reported	$6,404	$8,897
	Add: Compensation expense, using intrinsic method, net of tax	2,311	219
	Deduct: Compensation expense, using fair value method, net of tax	(3,377)	(943)

	Pro forma	$5,338	$8,173

Basic earnings per share	As Reported	$.08	$.11

	Pro forma	$.06	$.10

Diluted earnings per share	As Reported	$.08	$.10

	Pro forma	$.06	$.10

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

Pro forma net earnings reflect only options granted in 1995 through March 31, 2004. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

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

As of March 31, 2004, the Company has identified two properties as assets held for sale, which are stated at the lower of depreciated cost or fair value less costs to sell. The Company expects to dispose of these two properties within twelve months and does not expect any material loss on these dispositions.

Note 5.	Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three months ended March 31,
	2004	2003
	(in thousands, except per share amounts)
Net earnings	$6,404	$8,897

Weighted average shares:
Common shares outstanding for basic earnings per share	83,937	83,780
Equivalent shares issuable upon exercise of stock options	1,037	967

Diluted shares	84,974	84,747

Basic earnings per share	$.08	$.11

Diluted earnings per share	$.08	$.10

Note 6.	Stock Repurchase Program

The Company purchased 3,984,753 shares of its common stock for a total cost of $74 million during the first quarter of 2004. The Company may repurchase up to an additional $26 million of its common stock under the current authorization established by the Board of Directors.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

Note 7.	Acquisition of Trans-Mex

In January 2004 we completed the acquisition of an additional 51% interest in Trans-Mex, Inc. S.A. de C.V. We now own 100% of this Mexican truckload carrier. The purchase price for this 51% interest was $31 million consisting of $11 million in cash and 942,155 shares of Swift common stock. Trans-Mex is one of the top five international trucking companies operating in Mexico. Through this acquisition, we become the only United States trucking company with a 100% ownership interest in a Mexican carrier. The results of Trans-Mex operations have been included in the consolidated financial statements since January 1, 2004.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

Goodwill	$30,955
Revenue equipment	7,093
Other assets	2,433
Liabilities assumed	(9,319)

Purchase price	$31,162

Management believes the goodwill will be deductible for tax purposes.

The results of operations for the two periods ended March 31, 2004 and 2003 as though the Trans-Mex acquisition had been completed as of the beginning of each respective period are as follows:

	Three months ended
	March 31,
	2004	2003
Revenue	$622,374	$553,880
Net earnings	$6,404	$9,145
Diluted earnings per share	$.08	$.11

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenue, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, the ultimate outcome and impact of litigation against the Company, the deductibility of goodwill for tax purposes, the impact of the Department of Transportation’s revised regulations with respect to maximum daily drive time, our plans with respect to our vehicle replacement program, the sufficiency of our capital resources and plans relating to the foregoing.

     Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K, including Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could cause actual results or events to differ materially from those expressed in such forward-looking statements. Additional factors that could contribute to or cause such differences are set forth in “Business” and “Market for the Registrant’s Common Stock and Related Stockholder Matters” in the Company’s Annual Report on Form 10-K.

OVERVIEW

We operate the largest fleet of truckload carrier equipment in the United States. As part of the truckload segment of the trucking industry, we transport freight for shippers in large quantities who generally pay for our services based upon the number of miles between pickup and delivery. Our fleet of tractors and trailers is as follows:

	March 31,	December 31,	March 31,
	2004	2003	2003
Tractors:*
Company
Owned	9,587	9,339	7,220
Leased	4,971	5,005	5,586

Total company	14,558	14,344	12,806
Owner-operator	3,759	3,692	3,200

Total	18,317	18,036	16,006

Average tractors	16,948	16,551	15,462

Trailers	50,436	50,489	48,411

*Total tractors owned and leased include tractors being prepared for service and tractors waiting to be returned under lease or resold at the end of our replacement program. Average tractors is calculated on a monthly basis and represents tractors available for dispatch during the quarter.

Our tractors are either owned by us or financed under leases. Our fleet has operated on a three-year cycle for many years. Generally, this means that we traded a tractor for a new tractor every three years. After evaluating the 2002 tractor engines, which were designed to the emissions standards mandated by the U.S. Environmental Protection Agency (EPA) that became effective on October 1, 2002, we decided to operate the majority of our equipment for a minimum of four years. Furthermore, we may operate some equipment for five years depending upon mileage and use of equipment.

The owner-operators own their tractor and are responsible for operating costs (for example, fuel and maintenance). The owner-operators operate under our authority and are generally compensated based upon miles. We believe the owner-operators provide us with a noticeably higher return on our invested assets because owner-operators incur the cost of acquiring the equipment.

Trucking revenue is revenue from freight hauled by our fleet. There are three factors that significantly impact our trucking revenue. First, as mentioned above, the truckload industry in which we operate is generally compensated based upon miles. Therefore, an increase in miles will result in an increase in revenue. We monitor utilization of our tractors in the form of miles per tractor per week. The second factor is revenue per mile. Increases in revenue per mile will result in an increase in revenue. We monitor our revenue per mile on a daily basis. Finally, the percentage of miles our tractors travel that do not generate revenue, known as deadhead, will adversely affect revenue. We monitor deadhead miles on a daily basis. We are also compensated, in some instances, for accessorial charges such as loading and unloading freight for our customers.

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

We believe our operating cost structure is evenly divided between fixed costs, such as overhead, and variable costs, such as driver wages, purchased transportation and fuel. Therefore, an increase in revenue will generally improve our financial results through a reduction in our operating ratio.

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2004 AND 2003

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the three months ending:

	March 31,	March 31,
	2004	2003
Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	37.7	37.1
Operating supplies and expenses	10.7	10.5
Fuel	14.3	15.4
Purchased transportation	17.3	16.6
Rental expense	3.3	3.7
Insurance and claims	4.1	4.1
Depreciation and amortization	6.6	6.2
Communications and utilities	1.2	1.3
Operating taxes and licenses	2.4	1.8

Total operating expenses	97.6	96.7

Operating income	2.4	3.3
Net interest expense	.9	.7
Other (income) expense, net	(.2)

Earnings before income taxes	1.7	2.6
Income taxes	.7	1.0

Net earnings	1.0%	1.6%

During the first quarter of 2004 our net earnings decreased to $6.4 million from $8.9 million in the comparable 2003 quarter. This decrease was primarily due to driver availability issues, which caused an increase in tractors without drivers. Furthermore, the 2004 results include a $3.9 million expense for the cost of the voluntary early retirement program offset by a $2.4 million gain from the sale of property.

REVENUE

As discussed above, we believe there are three factors that have a significant impact on our trucking revenue. These three factors, along with operating revenue and its components (dollars in thousands) are shown in the table below for the three months ending:

	March 31,	March 31,
	2004	2003
Trucking revenue	$581,194	$508,847
Fuel surcharge revenue	25,988	23,126
Other revenue	15,192	19,330

Operating revenue	$622,374	$551,303

Miles per tractor per week	2,029	2,061
Trucking revenue per loaded mile	$1.4987	$1.4244
Deadhead percentage	13.27%	13.77%

Our trucking revenue increased by approximately 14.2%, including approximately 7% from the acquisition of Merit Distribution Services, Inc. in the first quarter of 2004 compared to the first quarter of 2003 as we improved both our deadhead percentage and revenue per loaded mile. Our utilization declined in the first quarter of 2004 compared to the first quarter of 2003 because we began 2004 with approximately 400 trucks without drivers, increasing to more than 600 during first quarter of 2004. By contrast, during the first quarter of 2003 we had a more normalized number of trucks without drivers of approximately 1% of our fleet.

Other revenue decreased in the first quarter of 2004 compared to the first quarter of 2003 as the revenue from freight moved by Trans-Mex was reclassified to trucking revenue subsequent to our acquisition of Trans-Mex.

OPERATING EXPENSES

Our most significant operating costs are salaries, wages and employee benefits, fuel and purchased transportation. Our salaries, wages and employee benefits were 37.7% and 37.1% of operating revenue in the first quarter of 2004 and 2003, respectively. Included in 2004 was a $3.9 million expense for the voluntary early retirement.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.

Fuel was 14.3% and 15.4% of operating revenue in the first quarter of 2004 and 2003, respectively. This percentage is primarily affected by fuel prices. Our average fuel cost per gallon was $1.50 and $1.52, in the first quarter of 2004 and 2003, respectively.

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

Purchased transportation was 17.3% and 16.6% of operating revenue in the first quarter of 2004 and 2003, respectively. This percentage increased as our owner operator fleet increased from 3,200 at March 31, 2003 to 3,759 at March 31, 2004.

Insurance and claims was 4.1% of operating revenue in the first quarter of 2004 and 2003. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

As we discussed in our Annual Report, we entered into a settlement agreement with our insurance company that carriers a portion of our transportation liability insurance. Pursuant to this settlement, the insurance company agreed to provide certain insurance coverage, at no cost to the Company, through December 2004, in exchange for our releasing all claims that were the subject of the litigation. We have been recognizing this settlement amount as a reduction of insurance expense as the insurance coverage is provided during the period from July 1, 2002 through December 31, 2004. In addition, we deferred the $21.1 million of legal expenses, which were paid pursuant to a contingent fee arrangement based upon our estimate of the value of the insurance provided of between $65 million and $74 million. These legal expenses are being amortized on a straight-line basis over the thirty-month period beginning July 1, 2002. In the event that we do not receive the future insurance coverage due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers, we will receive a reimbursement of our legal expenses on a declining basis ranging from $15.8 million through December 15, 2002 to $3.9 million through July 1, 2004.

Rental expense was 3.3% and 3.7% of operating revenue in the first quarter of 2004 and 2003, respectively. This decrease is primarily due to a reduction, from 44% in 2003 to 34% in 2004, in the percentage of company tractors under lease as well as a decrease in our average cost per leased tractor.

Depreciation expense was 6.6% and 6.2% of operating revenue in the first quarter of 2004 and 2003, respectively. This increase is due to an increase, from 56% in 2003 to 66% in 2004, in the percentage of company tractors owned. In addition, the increase in 2004 is due to the replacement of tractors after the extension of the life of some of our tractors into the fourth year. At the acquisition date of tractors, we estimate the expected life and depreciate the cost over this expected life to the expected residual value. Historically, for most of our tractors, the expected life was three years. When we chose to extend the life an additional year, the depreciation for that additional year is equal to the change in the expected residual value. As with most depreciating assets, the loss in value in later years is less when compared to the earlier years of an asset’s life. Therefore, the depreciation cost will decrease as we extend into the fourth year and will increase when we replace the tractor with a new one. This effect will not recur with the new tractor as we will depreciate it to the expected residual value over the four year life and do not anticipate a change in the replacement policy.

When it is economically advantageous to do so, we will purchase and then resell tractors that we currently lease by exercising the purchase option contained in the lease. Gains on these transactions are recorded as a reduction of rental expense. We also generate gains from the sale of tractors we own. These gains are recorded as a reduction of depreciation expense. These gains are summarized below for the three months ending:

	March 31,	March 31,
	2004	2003
Gain (loss) on sale of:
Leased tractors	$(88,000)	$(44,000)
Owned tractors	$517,000	$(582,000)

OTHER INCOME AND EXPENSES

Our largest pre-tax non-operating expense is interest. Our debt balance combining the operating line of credit, accounts receivable securitization, capital leases and other debt was $495 million and $400 million at March 31, 2004 and 2003, respectively. Our debt increased as we purchased 3,984,753 shares of our common stock for a total cost of $74 million and paid $10.8 million of the purchase price in cash for the acquisition of Trans-Mex.

As shown below, our interest expense (in thousands), net of the impact of the derivative agreements, increased in 2004. In June 2003, we completed our private placement of Senior Notes, which have a weighted average interest rate of 4%. Although this fixed rate is currently higher than our variable rate debt, these Senior Notes provide us with strategic capital with five and seven year maturities.

	Three months	Three months
	ended March 31,	ended March 31,
	2004	2003
Interest expense	$6,006	$3,932
Derivative agreements impact	(1,079)	100

Interest expense, net of derivative agreements	$4,927	$4,032

In January 2004, the Company sold a property for $5.9 million, net of expenses, and recognized a gain of $2.4 million. This gain is included within the Other Income line on the Consolidated Statements of Earnings.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Three months	Three months
	ended March 31,	ended March 31,
	2004	2003
Net cash provided by operating activities	$85,894	$54,666
Net cash used in investing activities	$(58,369)	$(35,064)
Net cash provided by (used in) financing activities	$3,458	$(17,529)

Although net earnings decreased, our cash provided by operating activities increased significantly in the first quarter of 2004 compared to 2003 primarily because our accounts payable, accrued liabilities and claims accruals increased in 2004 by $19.4 million versus $5.4 million in 2003. In addition, our depreciation and amortization increased by $5.5 million in 2004 compared to 2003. A decrease in our inventories and supplies, due to book to physical and valuation adjustments, increased cash provided by operations by $5.8 million in 2004 versus 2003.

Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. Our capital expenditures, net of cash sales proceeds were $53.6 million and $48.1 million in the first quarter of 2004 and 2003, respectively. In addition, we expended $10.8 million for the acquisition of Trans-Mex.

Regarding our financing activities, in 2004 and 2003, we repurchased $74.0 million and $17.3 million, respectively, of our common stock. In 2004, we received net cash inflows of $74.7 million from our borrowings and accounts receivable securitization versus a net cash outflow of $1.9 million in 2003.

As of March 31, 2004 and December 31, 2003 we had a working capital deficit of $37.8 million and $24.3 million, respectively. The accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization, but the increase in fixed assets or treasury stock is not included in working capital.

As of March 31, 2004, we had $90 million of borrowings and $151 million of letters of credit outstanding on our $300 million line of credit, leaving $59 million available. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the

London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 62.5 to 137.5 basis points, as defined in the Credit Agreement (currently 70 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 17.5 to 25 basis points (currently 20 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined).

Our accounts receivable securitization allows us to sell up to $200 million of our eligible trade accounts receivable to a financial institution. As of March 31, 2004, we had received sales proceeds of $162 million.

As of March 31, 2004, we had commitments outstanding to acquire replacement and additional revenue equipment for approximately $208 million. We have the option to cancel such commitments upon 60 days notice. We believe we will be able to support these acquisitions of revenue equipment through debt and lease financings and cash flows generated by operating activities.

During the quarter ended March 31, 2004, we incurred approximately $19.1 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

We anticipate that we will expend approximately $28 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has interest rate exposure arising from the Company’s line of credit ($90 million), capital lease obligations ($16 million with variable interest rates) and accounts receivable securitization ($162 million), all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s interest expense by $2 million.

ITEM 4. CONTROLS AND PROCEDURES

     The Company carried out an evaluation as of the end of the fiscal quarter covered by this Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period. During the Company’s most recent fiscal quarter, there have been no significant changes in the Company’s internal control over financial reporting or other factors that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

PART II. OTHER INFORMATION

ITEMS 1, 3, 4 and 5. Not applicable

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

On January 9, 2004, we completed our acquisition of an additional 51% interest in Trans-Mex, Inc. S.A. de C.V. We now own 100% of this Mexican truckload carrier. The purchase price for this 51% interest was $31 million consisting of $11 million in cash and 942,155 shares of Swift common stock. This transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. We agreed to file a registration statement with the Securities and Exchange Commission for these shares within the next 90 days. This registration statement was filed on April 7, 2004 and became effective on April 23, 2004.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum
				Number (or
			Total Number of	Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of		Announced	Purchased Under
	Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs
January 1, 2004 to January 31, 2004				$100,000,000
February 1, 2004 to February 29, 2004	1,060,000	$21.51	1,060,000	$77,203,092
March 1, 2004 to March 31, 2004	2,924,753	$17.50	2,924,753	$26,017,647

Total	3,984,753	$18.57	3,984,753	$26,017,647

On February 11, 2004 we announced that the Board of Directors authorized us to repurchase up to $100 million of its common stock, subject to criteria established by the Board. On March 23, 2004 we announced that $65 million of stock had been purchased and the Board of Directors authorized us to purchase up to the $100 million limit. The stock may be purchased on the open market or in privately negotiated transactions at any time until February 28, 2005, unless the period is extended by the Board.

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

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 3.1	–	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement No. 333-85940 on Form S-8)

	Exhibit 3.2	–	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement No. 33-66034 on Form S-3)

	Exhibit 31.1	–	Rule 13a-14(a)/15d-14(a) Certificate of Jerry Moyes, Chairman, President and Chief Executive Officer

	Exhibit 31.2	–	Rule 13a-14(a)/15d-14(a) Certificate of Gary R. Enzor, Chief Financial Officer

	Exhibit 32	–	Section 1350 Certification of Jerry Moyes and Gary R. Enzor

	Exhibit 99	–	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

(b)	A Report on Form 8-K was filed on April 22, 2004, which furnished, under Item 12, a press release announcing financial results for the quarter ended March 31, 2004.

SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION CO., INC.

Date: May 7, 2004	/s/ Jerry Moyes

(Signature)

Jerry Moyes
Chairman, President and Chief Executive Officer

Date: May 7, 2004	/s/ Gary R. Enzor

(Signature)

Gary R. Enzor
Chief Financial Officer