Form 10-Q
period 2004-06-30
SWIFT TRANSPORTATION CO INC
filed 2004-08-06
CIK 863557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 4, 2004)

     Common stock, $.001 par value: 79,949,023 shares

 PART I

FINANCIAL INFORMATION

		Page
		Number

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003	3-4
	Consolidated Statements of Earnings (unaudited) for the Three and Six Month Periods Ended June 30, 2004 and 2003	5
	Consolidated Statements of Comprehensive Income (unaudited) for the Three and Six Month Periods Ended June 30, 2004 and 2003	6
	Consolidated Statements of Stockholders’ Equity (unaudited) for the Six Month Period Ended June 30, 2004	7
	Consolidated Statements of Cash Flows (unaudited) for the Six Month Periods Ended June 30, 2004 and 2003	8-9
	Notes to Consolidated Financial Statements	10-12
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-20
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20

PART II

OTHER INFORMATION
Items 1, 3 and 5.	Not applicable
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	22
Item 4.	Submission of Matters to a Vote of Security Holders	22
Item 6.	Exhibits and Reports on Form 8-K	23
Exhibit 10.23
Exhibit 10.24
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 99

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	December 31,
	2004	2003

	(unaudited)
Assets
Current assets:
Cash	$640	$19,055
Accounts receivable, net	303,410	289,924
Equipment sales receivable	2,645	5,998
Inventories and supplies	12,230	17,570
Prepaid taxes, licenses and insurance	26,275	21,851
Assets held for sale	3,376
Deferred income taxes	9,737	3,133

Total current assets	358,313	357,531

Property and equipment, at cost:
Revenue and service equipment	1,630,588	1,580,581
Land	74,919	70,107
Facilities and improvements	264,408	259,379
Furniture and office equipment	82,267	76,897

Total property and equipment	2,052,182	1,986,964
Less accumulated depreciation and amortization	678,976	636,059

Net property and equipment	1,373,206	1,350,905

Investment in Transplace	1,411	3,079
Notes receivable from Trans-Mex		15,166
Deferred legal fees	4,178	8,416
Other assets	19,902	21,078
Customer relationship intangible, net	42,844	39,535
Goodwill	56,188	25,233

	$1,856,042	$1,820,943

Continued

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	December 31,
	2004	2003

	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$82,180	$63,898
Accrued liabilities	83,097	68,509
Current portion of claims accruals	100,824	86,637
Current portion of long-term debt	4,089	4,573
Current portion of obligations under capital leases	21,058	14,047
Fair value of operating lease guarantees	1,865	2,156
Securitization of accounts receivable	175,000	142,000

Total current liabilities	468,113	381,820

Borrowings under revolving credit agreement	10,000	30,000
Senior Notes	200,000	200,000
Long-term debt, less current portion	3,331	6,847
Obligations under capital leases	9,928	21,047
Claims accruals, less current portion	77,803	73,800
Deferred income taxes	265,393	254,951
Fair value of interest rate swaps	5,440	7,863
Stockholders’ equity:
Preferred stock, par value $.001 per share
Authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share
Authorized 200,000,000 shares; 92,811,397 and 91,379,776 shares issued at June 30, 2004 and December 31, 2003, respectively	93	91
Additional paid-in capital	324,021	291,095
Retained earnings	703,839	662,851
Treasury stock, at cost (13,174,956 and 7,438,077 shares at June 30, 2004 and December 31, 2003, respectively)	(211,321)	(108,760)
Accumulated other comprehensive income and other	(598)	(662)

Total stockholders’ equity	816,034	844,615

Commitments and contingencies
	$1,856,042	$1,820,943

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Earnings

(unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Operating revenue	$691,032	$584,909	$1,313,406	$1,136,212
Operating expenses:
Salaries, wages and employee benefits	235,942	217,260	470,652	421,655
Operating supplies and expenses	63,335	55,016	130,270	113,155
Fuel	103,997	75,869	192,971	160,579
Purchased transportation	120,677	100,083	228,230	191,337
Rental expense	20,956	18,344	41,800	39,009
Insurance and claims	21,582	25,551	46,824	48,041
Depreciation and amortization	43,218	39,379	84,078	73,733
Communication and utilities	7,368	6,797	15,164	13,737
Operating taxes and licenses	14,459	11,908	29,259	21,919

Total operating expenses	631,534	550,207	1,239,248	1,083,165

Operating income	59,498	34,702	74,158	53,047
Other (income) expenses:
Interest expense	1,465	4,583	7,471	8,515
Interest income	(507)	(138)	(640)	(296)
Other	3,800	(644)	2,251	(420)

Other (income) expenses, net	4,758	3,801	9,082	7,799

Earnings before income taxes	54,740	30,901	65,076	45,248
Income taxes	20,156	11,740	24,088	17,190

Net earnings	$34,584	$19,161	$40,988	$28,058

Basic earnings per share	$.43	$.23	$.50	$.34

Diluted earnings per share	$.43	$.23	$.49	$.33

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net earnings	$34,584	$19,161	$40,988	$28,058
Other comprehensive income (loss):
Net derivative loss on cash flow hedge, net of tax effect of $432		(706)		(706)
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $14 and $28	22		45
Foreign currency translation	(169)		19

Comprehensive income	$34,437	$18,455	$41,052	$27,352

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

(unaudited)
(In thousands, except share data)

						Accumulated
	Common Stock					Other
			Additional			Comprehensive	Total
		Par	Paid-In	Retained	Treasury	Income and	Stockholders’
	Shares	Value	Capital	Earnings	Stock	Other	Equity

Balances, December 31, 2003	91,379,776	$91	$291,095	$662,851	$(108,760)	$(662)	$844,615
Issuance of common stock under stock option and employee stock purchase plans	489,466	1	5,689				5,690
Income tax benefit arising from the exercise of stock options			2,768				2,768
Amortization of deferred compensation			4,308				4,308
Issuance of common stock for acquisition of Trans-Mex	942,155	1	20,161				20,162
Reclassification of cash flow hedge to interest expense						45	45
Purchase of 5,736,879 shares of treasury stock					(102,561)		(102,561)
Foreign currency translation						19	19
Net earnings				40,988			40,988

Balances, June 30, 2004	92,811,397	$93	$324,021	$703,839	$(211,321)	$(598)	$816,034

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)
(In thousands)

	Six Months Ended June 30,

	2004	2003

Cash flows from operating activities:
Net earnings	$40,988	$28,058
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	85,051	73,627
Deferred income taxes	3,838	12,496
Income tax benefit arising from the exercise of stock options	2,768
Provision for losses on accounts receivable	1,050	2,993
Amortization of deferred compensation	4,308	701
Change in market value of interest rate swaps	(2,423)	1,082
Amortization of deferred legal fees	4,238	4,238
Gain on sale of non revenue equipment	(2,266)
Impairment of property and note receivable	4,340
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(10,177)	(7,615)
Inventories and supplies	5,360	4,226
Prepaid expenses	(4,486)	(2,371)
Other assets	767	(3,628)
Accounts payable, accrued liabilities and claims accruals	37,076	13,802

Net cash provided by operating activities	170,432	127,609

Cash flows from investing activities:
Proceeds from sale of property and equipment	54,477	15,219
Capital expenditures	(150,348)	(126,692)
Proceeds from sale of assets held for sale	5,870	3,760
Repayment of note receivable		770
Notes receivable		(1,300)
Payment for purchase of Trans-Mex	(10,810)
Payments received on equipment sale receivables	5,997	10,965

Net cash used in investing activities	(94,814)	(97,278)

Continued

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

(unaudited)
(In thousands)

	Six Months Ended June 30,

	2004	2003

Cash flows from financing activities:
Issuance of Senior Notes		200,000
Repayments of long-term debt and capital leases	(10,199)	(31,910)
Borrowings under line of credit		120,800
Repayments of borrowings under line of credit	(20,000)	(121,400)
Change in borrowings under accounts receivable securitization	33,000	(142,000)
Purchases of treasury stock	(102,561)	(18,869)
Accumulated other comprehensive loss	45	(1,138)
Proceeds from issuance of common stock under stock option and stock purchase plans	5,663	5,905

Net cash provided by (used in) financing activities	(94,052)	11,388

Effect of exchange rate changes on cash	19
Net increase (decrease) in cash	(18,415)	41,719
Cash at beginning of period	19,055	7,930

Cash at end of period	$640	$49,649

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,804	$6,793

Income taxes	$3,075	$12,241

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables	$2,645	$676

Stock issued in acquisition of Trans-Mex	$20,162

Accrual of additional Merit acquisition cost	$5,000

Accrual of revenue equipment purchases	$8,967

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

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan as it qualifies under Section 423 of the U.S. Internal Revenue Code, which permits discounts of up to 15 percent for a qualified employee stock purchase plan. The compensation cost that has been charged against income for its Fixed Stock Option Plans was $581,000 and $349,000 for the three months ended June 30, 2004 and 2003, respectively and $4.3 million and $701,000 for the six months ended June 30, 2004 and 2003, respectively.

      Had compensation cost for the Company’s four stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended		Six Months Ended
		June 30,		June 30,

		2004	2003	2004	2003

Net earnings (in thousands)	As Reported	$34,584	$19,161	$40,988	$28,058
	Add: Compensation expense, using intrinsic method, net of tax	363	216	2,692	435
	Deduct: Compensation expense, using fair value method, net of tax	(2,368)	(1,564)	(5,719)	(2,507)

	Pro forma	$32,579	$17,813	$37,961	$25,986

Basic earnings per share	As Reported	$.43	$.23	$.50	$.34

	Pro forma	$.41	$.21	$.46	$.31

Diluted earnings per share	As Reported	$.43	$.23	$.49	$.33

	Pro forma	$.40	$.21	$.46	$.31

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

      Pro forma net earnings reflect only options granted in 1995 through June 30, 2004. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

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

      As of June 30, 2004, the Company has identified two properties as assets held for sale, which are stated at the lower of depreciated cost or fair value less costs to sell. The Company expects to dispose of these two properties within twelve months and does not expect any material loss on these dispositions.

Note 5.	Borrowings Under Revolving Credit Agreement

      In June 2004, the Company extended and expanded its existing $300 million revolving line of credit, which was scheduled to mature in November 2005. The revised facility is a $550 million revolving credit agreement with a group of 17 banks. The credit agreement has a five year term and allows for LIBOR based borrowings and letters of credit.

Note 6.	Stock Repurchase Program

      The Company purchased 5,736,879 shares of its common stock for a total cost of $103 million during the first six months of 2004. The Company may repurchase up to an additional $37 million of its common stock under the current authorization established by the Board of Directors.

Note 7.	Earnings Per Share

      The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

	(In thousands, except per share amounts)
Net earnings	$34,584	$19,161	$40,988	$28,058

Weighted average shares:
Common shares outstanding for basic earnings per share	80,217	83,031	82,077	83,403
Equivalent shares issuable upon exercise of stock options	718	1,117	887	1,056

Diluted shares	80,935	84,148	82,964	84,459

Basic earnings per share	$.43	$.23	$.50	$.34

Diluted earnings per share	$.43	$.23	$.49	$.33

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 8.	Acquisition of Trans-Mex

      In January 2004 we completed the acquisition of an additional 51% interest in Trans-Mex, Inc. S.A. de C.V. We now own 100% of this Mexican truckload carrier. The purchase price for this 51% interest was $31 million consisting of $10.8 million in cash and 942,155 shares of Swift common stock. Trans-Mex is one of the top five international trucking companies operating in Mexico. Through this acquisition, we become the only United States trucking company with a 100% ownership interest in a Mexican carrier. The results of Trans-Mex operations have been included in our consolidated financial statements since January 1, 2004.

      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Goodwill	$30,955
Revenue equipment	7,093
Other assets	2,433
Liabilities assumed	(9,319)

Purchase price	$31,162

      Management believes the goodwill will be deductible for tax purposes.

      The results of operations for the three and six month periods ended June 30, 2004 and 2003 as though the Trans-Mex acquisition had been completed as of the beginning of each respective period are as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenue	$691,032	$587,623	$1,313,406	$1,141,503
Net earnings	$34,584	$19,022	$40,988	$28,166
Diluted earnings per share	$.43	$.23	$.50	$.33

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

      This Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenue, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, the ultimate outcome and impact of litigation and governmental investigations against the Company, the deductibility of goodwill for tax purposes, the impact of the Department of Transportation’s revised regulations with respect to maximum daily drive time, our plans with respect to our vehicle replacement program, the sufficiency of our capital resources and plans relating to the foregoing.

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

OVERVIEW

      We operate the largest fleet of truckload carrier equipment in the United States. As part of the truckload segment of the trucking industry, we transport freight for shippers in large quantities who generally pay for our services based upon the number of miles between pickup and delivery. Our fleet of tractors and trailers is as follows:

	June 30,	December 31,	June 30,
	2004	2003	2003

Tractors:*
Company
Owned	9,723	9,339	8,249
Leased	4,697	5,005	4,790

Total company	14,420	14,344	13,039
Owner-operator	3,631	3,692	3,307

Total	18,051	18,036	16,346

Average tractors*	16,924	15,969	15,457

Trailers	50,501	50,489	48,698

*	Total tractors owned and leased include tractors being prepared for service and tractors waiting to be returned under lease or resold at the end of our replacement program. Average tractors is calculated on a monthly basis and represents tractors available for dispatch during the quarter or year, respectively.

      Our tractors are either owned by us or financed under leases. Prior to 2003, our fleet operated on a three-year cycle for many years. Generally, this means that we traded a tractor for a new tractor every three years. After evaluating the 2002 tractor engines, which were designed to the emissions standards mandated by the U.S. Environmental Protection Agency (EPA) that became effective on October 1, 2002, we decided to operate the majority of our equipment for a minimum of four years. Furthermore, we may operate some equipment for five years depending upon mileage and use of equipment.

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

      The Federal Motor Carrier Safety Administration (“FMCSA”) recently revised their Hours-of-Service (“HOS”) regulations to increase the maximum daily drive time from 10 to 11 hours, but no longer allow for breaks in the on-duty period. We believe that productivity losses could occur as a result of these regulations. In such situations, we expect to seek compensation from the shippers and in turn compensate our drivers and owner-operators accordingly so as to maintain our existing pay structure. If we are not successful in working with our shippers to adjust for the impact these new regulations will have on our driver and owner-operator productivity, it could have a negative impact on our financial results. In July 2004, the United States Court of Appeals for the District of Columbia Circuit issued a decision vacating the new HOS rules. Under the Court’s rules, FMCSA has 45 days to seek a rehearing. FMCSA officials have announced that they will continue enforcing the new HOS rules during this period.

      We believe our operating cost structure is evenly divided between fixed costs, such as overhead, and variable costs, such as driver wages, purchased transportation and fuel. Therefore, an increase in revenue will generally improve our financial results through a reduction in our operating ratio.

      Our safety rating has always been and continues to be satisfactory, the highest rating given by Federal Motor Carrier Safety Administration (FMCSA). A compliance review by the Arizona division of the FMCSA has resulted in a proposed safety rating of conditional. We filed a petition for a stay of the effective date of the proposed safety rating pending a review, which is provided for under the FMCSA regulations. The FMCSA granted our petition for a stay.

      The compliance review also resulted in the assessment of civil penalties in the amount of $37,440 against Swift. Swift has challenged the alleged violations and civil penalties and on June 16, 2004 the FMCSA assigned the civil penalties assessment to the Office of Hearings for review and issuance of a decision. According to the FMCSA, because the civil penalties review involves many of the same issues present in the petition for administrative review of the proposed safety rating, a decision on the proposed safety rating will be issued following a final decision in the civil penalties review.

      Although the scope of the compliance review involved many areas within the authority of the FMCSA, there is only one issue in dispute. This area involves the accuracy of the documentation of driving logs maintained by our drivers and owner operators.

      We anticipate a positive outcome. We have always maintained safety as a top priority and have a comprehensive internal audit program for review of driver log compliance. In addition, we regulate the speed of our tractors and vigorously enforce a company speed limit that is lower than many state highway speed limits. No operational safety issues have been raised by the FMCSA compliance review.

      As we previously disclosed, the Securities and Exchange Commission (the “SEC”) has commenced an informal inquiry of selected purchases of our stock. We have cooperated with the SEC in this matter and intend to continue to fully cooperate. We are in the process of producing documents and information requested by the SEC. We cannot predict when this investigation will be completed, or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, monetary penalties and injunctive relief.

RESULTS OF OPERATIONS FOR THREE AND

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

      The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the three and six months ended:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	34.1	37.1	35.8	37.1
Operating supplies and expenses	9.2	9.4	9.9	10.0
Fuel	15.0	13.0	14.7	14.1
Purchased transportation	17.5	17.1	17.4	16.9
Rental expense	3.0	3.2	3.2	3.4
Insurance and claims	3.1	4.4	3.6	4.2
Depreciation and amortization	6.3	6.7	6.4	6.5
Communications and utilities	1.1	1.2	1.2	1.2
Operating taxes and licenses	2.1	2.0	2.2	1.9

Total operating expenses	91.4	94.1	94.4	95.3

Operating income	8.6	5.9	5.6	4.7
Interest expense	.2	.8	.5	.7
Interest income		(.1)
Other	.5	(.1)	.1

Earnings before income taxes	7.9	5.3	5.0	4.0
Income taxes	2.9	2.0	1.9	1.5

Net earnings	5.0%	3.3%	3.1%	2.5%

      Our net earnings increased from $19.2 million in the second quarter of 2003 to $34.6 million in the second quarter of 2004 and from $28.1 million in the first six months of 2003 to $41.0 million in the first six months of 2004. This increase was mainly driven by a 15.8% and 14.4% increase in operating revenue, net of fuel surcharge revenue for the quarter and six months, respectively. The increase in revenue was driven by rate increases and revenue from the Merit Distribution Services, Inc. acquisition, which allowed additional absorption of our fixed costs and increased operating income. Furthermore, the second quarter 2004 results include an adjustment of $4.3 million to reduce two properties held for sale and a note receivable to estimated net realizable value. The first six months of 2004 also include a $3.9 million expense for the cost of the voluntary early retirement program offset by a $2.4 million gain from the sale of property.

REVENUE

      As discussed above, we believe there are three factors that have a significant impact on our trucking revenue. These three factors, along with operating revenue and its components (dollars in thousands) are shown in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Trucking revenue	$633,585	$540,735	$1,214,779	$1,049,582
Fuel surcharge revenue	40,572	23,391	66,560	46,517
Other revenue	16,875	20,783	32,067	40,113

Operating revenue	$691,032	$584,909	$1,313,406	$1,136,212

Miles per tractor per week	2,184	2,184	2,107	2,123
Trucking revenue per loaded mile	$1.5143	$1.4439	$1.5068	$1.4344
Deadhead percentage	12.93%	14.68%	13.09%	14.24%

      Our trucking revenue increased 17.2% ($92.8 million) in the second quarter of 2004 compared to the second quarter of 2003, including approximately 7% from the acquisition of Merit Distribution Services, Inc., as we improved our revenue per loaded mile and deadhead percentage and utilization remained constant. The trend was similar in the six months ended June 30, 2004 compared to the same period in 2003 as trucking revenue increased 15.7% ($165.2 million), including approximately 7% from the acquisition of Merit Distribution Services, Inc., as revenue per loaded mile and deadhead percentage improved while utilization decreased slightly.

      Other revenue decreased in the three and six months ended June 30, 2004 compared to the same periods in 2003 as the revenue from freight moved by Trans-Mex was reclassified to trucking revenue upon our acquisition of 100% of Trans-Mex.

OPERATING EXPENSES

      Our most significant operating costs are salaries, wages and employee benefits, fuel and purchased transportation. Our salaries, wages and employee benefits were 34.1% and 37.1% of operating revenue ($235.9 million and $217.3 million) in the second quarter of 2004 and 2003, respectively. After adjusting for the increase in fuel surcharge revenue, this percentage decreased to 36.3% in the second quarter of 2004 compared to 38.7% in the second quarter of 2003, primarily due to an increase in absorption of fixed costs through higher operating revenue and a slight decrease in fixed overhead headcount.

      Salaries, wages and employee benefits were 35.8% and 37.1% of operating revenue ($470.7 million and $421.7 million) for the six months ended June 30, 2004 and 2003. After adjusting for the increase in fuel surcharge revenue, this percentage decreased to 37.7% for the six months ended June 30, 2004 compared to 38.7% for the same period in 2003 primarily due to the absorption of fixed costs noted above offset by a $3.9 million expense relating to the voluntary early retirement plan we implemented in the first quarter of 2004.

      From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.

      Fuel was 15.0% and 13.0% of operating revenue ($104.0 million and $75.9 million) in the second quarter of 2004 and 2003, respectively and 14.7% and 14.1% of operating revenue ($193.0 million and $160.6 million) in the first six months of 2004 and 2003, respectively. This percentage is primarily affected by fuel prices. Our average fuel cost per gallon was $1.62 and $1.33, in the second quarter of 2004 and 2003, respectively and $1.56 and $1.42, in the first six months of 2004 and 2003, respectively.

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

      Purchased transportation was 17.5% and 17.1% of operating revenue ($120.7 million and $100.1 million) in the second quarter of 2004 and 2003, respectively and 17.4% and 16.9% of operating revenue ($228.2 million and $191.3 million) for the six months ended June 30, 2004 and 2003, respectively. This percentage increased as our owner operator fleet increased from 3,307 at June 30, 2003 to 3,631 at June 30, 2004 as well as an increase in the miles run by our owner operator fleet as a percentage of total miles.

      Insurance and claims was 3.1% and 4.4% of operating revenue ($21.6 million and $25.6 million) in the second quarter of 2004 and 2003, respectively and 3.6% and 4.2% of operating revenue ($46.8 million and $48.0 million) for the six months ended June 30, 2004 and 2003, respectively. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

      As we discussed in our Annual Report, we entered into a settlement agreement with our insurance company that carries a portion of our transportation liability insurance. Pursuant to this settlement, the insurance company agreed to provide certain insurance coverage, at no cost to the Company, through December 2004, in exchange for our releasing all claims that were the subject of the litigation. We have been recognizing this settlement amount as a reduction of insurance expense as the insurance coverage is provided during the period from July 1, 2002 through December 31, 2004. In addition, we deferred the $21.1 million of legal expenses, which were paid pursuant to a contingent fee arrangement based upon our estimate of the value of the insurance provided of between $65 million and $74 million. These legal expenses are being amortized on a straight-line basis over the thirty-month period beginning July 1, 2002. In the event that we do not receive the future insurance coverage due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers, we will receive a reimbursement of our legal expenses on a declining basis ranging from $15.8 million through December 15, 2002 to $3.9 million through July 1, 2004.

      Rental expense was 3.0% and 3.2% of operating revenue ($21.0 million and $18.3 million) in the second quarter of 2004 and 2003, respectively and 3.2% and 3.4% of operating revenue ($41.8 million and $39.0 million) for the six months ended June 30, 2004 and 2003, respectively. The dollar increase is primarily due to additional trailer lease cost while the percentage has decreased as an increase in operating revenue has absorbed more of this fixed cost.

      Depreciation expense was 6.3% and 6.7% of operating revenue ($43.2 million and $39.4 million) in the second quarter of 2004 and 2003, respectively and 6.4% and 6.5% of operating revenue ($84.1 million and $73.7 million) for the six months ended June 30, 2004 and 2003, respectively. The dollar increase is primarily due to additional tractors while the percentage has decreased as an increase in operating revenue has absorbed more of this fixed cost.

      When it is economically advantageous to do so, we will purchase and then resell tractors that we currently lease by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rental expense. We also generate gains from the sale of tractors we own. These gains are recorded as a reduction of depreciation expense. These gains are summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Gain (loss) on sale of leased tractors	$(649,000)	$(59,000)	$(737,000)	$(103,000)
Gain (loss) on sale of owned tractors	$(293,000)	$(586,000)	$224,000	$(1,168,000)

OTHER EXPENSES

      Our largest pre-tax non-operating expense is interest. Our combined debt balance including the operating line of credit, Senior Notes, accounts receivable securitization, capital leases and other debt, was $423 million, $419 million and $427 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively.

      As shown below, our interest expense (in thousands), net of the impact of the derivative agreements, increased in 2004. In June 2003, we completed our private placement of Senior Notes, which have a weighted average interest rate of 4%. Although this fixed rate is currently higher than our variable rate debt, these Senior Notes provide us with strategic capital with five and seven year maturities. In addition, our average debt balance during the quarter and six months ended June 30, 2004 was higher than the same period in 2003 as we repurchased 5,736,879 shares of our common stock for a total cost of $103 million and paid $10.8 million of the purchase price in cash for the acquisition of Trans-Mex.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Interest expense	$1,465	$4,583	$7,471	$8,515
Derivative agreements impact	3,502	(1,182)	2,423	(1,082)

Interest expense, net of derivative agreements	$4,967	$3,401	$9,894	$7,433

      In January 2004, we sold a property for $5.9 million, net of expenses, and recognized a gain of $2.4 million. In June 2004, we adjusted the carrying value of two properties and a note receivable to our current estimate of the net realizable value of these assets and recognized a loss of $4.3 million. All of these transactions are included within the Other Income line on the Consolidated Statements of Earnings.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash flow sources and uses by operating, investing and financing activities are shown below (in thousands):

	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003

Net cash provided by operating activities	$170,432	$127,609
Net cash used in investing activities	$(94,814)	$(97,278)
Net cash provided by (used in) financing activities	$(94,052)	$11,388

      Our cash provided by operating activities increased to $170.4 million in the first six months of 2004 compared to $127.6 million in 2003 as our earnings increased from $28.1 million to $41.0 million and our accounts payable, accrued liabilities and claims accruals increased in 2004 by $37.1 million versus $13.8 million in 2003. In addition, our depreciation and amortization increased by $11.4 million in 2004 compared to 2003. A decrease in our inventories and supplies, due to book to physical and valuation adjustments, increased cash provided by operations by $5.8 million in 2004 versus 2003 while deferred income taxes increased cash from operations by $3.8 million in 2004 compared to $12.5 million in 2003.

      Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. Our capital expenditures, net of cash sales proceeds were $95.9 million and $111.5 million in the first six months of 2004 and 2003, respectively. In addition, we expended $10.8 million for the acquisition of Trans-Mex in 2004.

      Regarding our financing activities, we repurchased $102.6 million of our common stock in 2004 versus $18.9 million in 2003. Also, in the first six months of 2003 we issued $200 million of Senior Notes and repaid $174 million of debt (including capital leases and securitization).

      As of June 30, 2004 and December 31, 2003 we had a working capital deficit of $109.8 million and $24.3 million, respectively. The accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization, but the increase in fixed assets or treasury stock is not included in working capital.

      As of June 30, 2004, we had $10.0 million of borrowings and $163.1 million of letters of credit outstanding on our $550 million line of credit, leaving $376.9 million in borrowing capacity available. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 62.5 to 137.5 basis points, as defined in the Credit Agreement (currently 70 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 17.5 to 25 basis points (currently 20 basis points). The Credit Agreement and Senior Notes require us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined). As of June 30, 2004, we are in compliance with these debt covenants.

      Our accounts receivable securitization allows us to sell up to $200 million of our eligible trade accounts receivable to a financial institution. As of June 30, 2004, we had received sales proceeds of $175 million.

      As of June 30, 2004, we had commitments outstanding to acquire replacement and additional revenue equipment for approximately $230 million. We have the option to cancel such commitments upon 60 days notice. We believe we will be able to support these acquisitions of revenue equipment through debt and lease financings and cash flows generated by operating activities.

      During the six months ended June 30, 2004, we incurred approximately $28.5 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

      We anticipate that we will expend approximately $26 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

      We have interest rate exposure arising from our line of credit ($10 million), capital lease obligations ($15 million with variable interest rates) and accounts receivable securitization ($175 million), all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). There are no leverage option or prepayment features for the interest rate swaps. The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s interest expense by $1.3 million.

      Interest on outstanding borrowings under our line of credit is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 62.5 to 137.5 basis points, as defined in the Credit Agreement (currently 70 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 17.5 to 25 basis points (currently 20 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined).

      Our accounts receivable securitization allows us to sell up to $200 million of our eligible trade accounts receivable to a financial institution. As of June 30, 2004, we had received sales proceeds of $175 million.

ITEM 4.	CONTROLS AND PROCEDURES

      The Company carried out an evaluation as of the end of the fiscal quarter covered by this Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. During the Company’s most recent fiscal quarter, there have been no significant changes in the Company’s internal control over financial reporting or other factors that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

PART II.     OTHER INFORMATION

ITEMS 1, 3 and 5.     Not applicable

ITEM 2:	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum
				Number (or
			Total Number	Approximate
			of Shares	Dollar Value) of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of		Announced	Purchased Under
	Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs

April 1, 2004 to April 30, 2004	361,600	$16.91	361,600
May 1, 2004 to May 31, 2004	1,197,200	$15.84	1,197,200
June 1, 2004 to June 30, 2004	193,326	$18.11	193,326

Total	1,752,126	$16.31	1,752,126	$37,439,168

      On February 11, 2004 we announced that the Board of Directors authorized us to repurchase up to $100 million of our common stock, subject to criteria established by the Board. On March 23, 2004 we announced that $65 million of stock had been purchased and the Board of Directors authorized us to purchase up to the $100 million limit. The stock may be purchased on the open market or in privately negotiated transactions at any time until February 28, 2005, unless the period is extended by the Board. At its May 20, 2004 meeting, the Board of Directors authorized us to repurchase up to $40 million of our common stock beyond the $100 million authorization previously approved. These purchases may be on the open market or in privately negotiated transactions at any time until May 31, 2005, unless the period is extended by the Board.

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

      The Company’s Annual Meeting of Stockholders was held on May 20, 2004. At the Annual Meeting, the stockholders elected Jerry C. Moyes, Alphonse E. Frei and Jock Patton to serve as Directors for three-year terms and Karl Eller and Paul M. Mecray III to serve as Directors for a one-year term. David Goldman, Dale M. Jensen, William F. Riley III and Earl H. Scudder continued as Directors after the meeting. Michael S. Starnes did not stand for reelection. Additionally, the stockholders approved the amendment to The Employee Stock Purchase Plan and the adoption of the Swift Transportation Co., Inc 2004 Executive Management Incentive Plan. Furthermore, the stockholders rejected a proposal regarding the enhancement of diversity considerations in connection with the nomination of directors and a proposal regarding a policy for annual stockholder ratification of the Company’s independent accountants.

      Stockholders representing 74,856,647 shares or 92% of the outstanding shares were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee and the other proposals follows:

			Votes Against
			or Withheld	Broker
	Votes Cast	Votes For	and Abstentions	Non Votes

Election of Jerry C. Moyes	74,856,647	73,271,326	1,585,321
Election of Alphonse E. Frei	74,856,647	72,240,508	2,616,139
Election of Jock Patton	74,856,647	72,439,171	2,417,476
Election of Karl Eller	74,856,647	72,965,263	1,891,384
Election of Paul M. Mecray III	74,856,647	73,428,801	1,427,846
Approval of amendment to The Employee Stock Purchase Plan	67,445,597	65,630,263	1,815,334	7,411,050
Approval of adoption of the Swift Transportation Co., Inc 2004 Executive Management Incentive Plan	74,856,647	73,507,859	1,348,788
Stockholder proposal regarding the enhancement of diversity considerations in connection with the nomination of directors	67,445,597	4,393,217	63,052,380	7,411,050
Stockholder proposal regarding a policy for annual stockholder ratification of the Company’s independent accountants	67,445,597	33,440,730	34,004,867	7,411,050

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 3.1	—	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement No. 333-85940 on Form S-8)
	Exhibit 3.2	—	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement No. 33-66034 on Form S-3)
	Exhibit 10.23	—	Amended and Restated Revolving Credit Agreement dated June 24, 2004 among Swift Transportation Co., Inc., an Arizona corporation, as Borrower, Swift Transportation Co., Inc., a Nevada corporation, as Holdings, the Lenders From Time to Time Party Hereto and SunTrust Bank as Administrative Agent
	Exhibit 10.24	—	First Amendment dated July 8, 2004 to Swift Transportation Co, Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008, and $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003
	Exhibit 10.25	—	Amendment to the Swift Transportation Co., Inc. 1994 Employee Stock Purchase Plan (Incorporated by reference to Exhibit D of the Registrant’s 2004 Proxy Statement)
	Exhibit 10.26	—	2004 Executive Management Incentive Plan (Incorporated by reference to Exhibit E of the Registrant’s 2004 Proxy Statement)
	Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Jerry Moyes, Chairman, President and Chief Executive Officer
	Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Gary R. Enzor, Chief Financial Officer
	Exhibit 32	—	Section 1350 Certification of Jerry Moyes and Gary R. Enzor
	Exhibit 99	—	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

      (b) A Report on Form 8-K was filed on June 1, 2004 to disclose certain information relating to purchases of Company stock by the Company and our Chairman and Chief Executive Officer

      A Report on Form 8-K was filed on June 10, 2004 to report that (i) the Company had adopted an amended and restated Securities Trading Policy, (ii) our Chairman and Chief Executive Officer had deposited funds representing the deemed profits from certain stock transactions to a trust administered by our independent directors and (iii) that the Securities and Exchange Commission had commenced an informal inquiry of selected purchases and trades of Company stock.

      A Report on Form 8-K was filed on July 21, 2004, which furnished, under Item 12, a press release announcing financial results for the three and six months ended June 30, 2004.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION CO., INC.

/s/ JERRY MOYES

(Signature)
Jerry Moyes
Chairman, President and Chief Executive Officer

Date: August 5, 2004

/s/ GARY R. ENZOR

(Signature)
Gary R. Enzor
Chief Financial Officer

Date: August 5, 2004

INDEX TO EXHIBITS

Exhibit 3.1	—	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement No. 333-85940 on Form S-8)
Exhibit 3.2	—	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement No. 33-66034 on Form S-3)
Exhibit 10.23	—	Amended and Restated Revolving Credit Agreement dated June 24, 2004 among Swift Transportation Co., Inc., an Arizona corporation, as Borrower, Swift Transportation Co., Inc., a Nevada corporation, as Holdings, the Lenders From Time to Time Party Hereto and SunTrust Bank as Administrative Agent
Exhibit 10.24	—	First Amendment dated July 8, 2004 to Swift Transportation Co, Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008, and $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003
Exhibit 10.25	—	Amendment to the Swift Transportation Co., Inc. 1994 Employee Stock Purchase Plan (Incorporated by reference to Exhibit D of the Registrant’s 2004 Proxy Statement)
Exhibit 10.26	—	2004 Executive Management Incentive Plan (Incorporated by reference to Exhibit E of the Registrant’s 2004 Proxy Statement)
Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Jerry Moyes, Chairman, President and Chief Executive Officer
Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Gary R. Enzor, Chief Financial Officer
Exhibit 32	—	Section 1350 Certification of Jerry Moyes and Gary R. Enzor
Exhibit 99	—	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements