Form 10-Q
period 2004-09-30
SWIFT TRANSPORTATION CO INC
filed 2004-11-09
CIK 863557

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 4, 2004)

Common stock, $.001 par value: 73,342,074 shares

Page
Number
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003	3-4
Consolidated Statements of Earnings (unaudited) for the Three and Nine Month Periods Ended September 30, 2004 and 2003	5
Consolidated Statements of Comprehensive Income (unaudited) for the Three and Nine Month Periods Ended September 30, 2004 and 2003	6
Consolidated Statements of Stockholders’ Equity (unaudited) for the Nine Month Period Ended September 30, 2004	7
Consolidated Statements of Cash Flows (unaudited) for the Nine Month Periods Ended September 30, 2004 and 2003	8-9
Notes to Consolidated Financial Statements	10-13
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22
Item 3. Quantitative and Qualitative Disclosures about Market Risk	22
Item 4. Controls and Procedures	23
PART II OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6. Exhibits	25
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 99

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash	$13,245	$19,055
Accounts receivable, net	320,020	289,924
Equipment sales receivable	3,014	5,998
Inventories and supplies	12,326	17,570
Prepaid taxes, licenses and insurance	32,013	21,851
Assets held for sale	61,643
Deferred income taxes	6,359	3,133

Total current assets	448,620	357,531

Property and equipment, at cost:
Revenue and service equipment	1,659,551	1,580,581
Land	85,986	70,107
Facilities and improvements	262,445	259,379
Furniture and office equipment	83,953	76,897

Total property and equipment	2,091,935	1,986,964
Less accumulated depreciation and amortization	672,628	636,059

Net property and equipment	1,419,307	1,350,905

Investment in Transplace	739	3,079
Notes receivable from Trans-Mex		15,166
Deferred legal fees	2,059	8,416
Other assets	22,386	21,078
Customer relationship intangible, net	42,082	39,535
Goodwill	56,188	25,233

	$1,991,381	$1,820,943

     See accompanying notes to consolidated financial statements.

Continued

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,161	$63,898
Accrued liabilities	103,484	68,509
Current portion of claims accruals	99,465	86,637
Current portion of long-term debt	603	4,573
Current portion of obligations under capital leases	16,118	14,047
Fair value of operating lease guarantees	1,720	2,156
Securitization of accounts receivable	195,000	142,000

Total current liabilities	521,551	381,820

Borrowings under revolving credit agreement	90,000	30,000
Senior Notes	200,000	200,000
Long-term debt, less current portion	585	6,847
Obligations under capital leases	8,160	21,047
Claims accruals, less current portion	83,895	73,800
Deferred income taxes	263,783	254,951
Fair value of interest rate swaps	6,281	7,863

Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.001 per share Authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share Authorized 200,000,000 shares; 93,137,530 and 91,379,776 shares issued at September 30, 2004 and December 31, 2003, respectively	93	91
Additional paid-in capital	328,198	291,095
Retained earnings	729,538	662,851
Treasury stock, at cost (14,921,895 and 7,438,077 shares at September 30, 2004 and December 31, 2003, respectively)	(239,915)	(108,760)
Accumulated other comprehensive income and other	(788)	(662)

Total stockholders’ equity	817,126	844,615

	$1,991,381	$1,820,943

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Earnings
(unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenue	$727,318	$623,875	$2,040,724	$1,760,087

Operating expenses:
Salaries, wages and employee benefits	245,328	220,091	715,980	641,746
Operating supplies and expenses	70,218	58,849	200,488	172,004
Fuel	119,751	83,104	312,722	243,683
Purchased transportation	131,128	110,428	359,358	301,765
Rental expense	18,808	20,148	60,608	59,157
Insurance and claims	22,739	28,507	69,563	76,548
Depreciation and amortization	49,874	38,980	133,952	112,713
Communication and utilities	7,628	7,459	22,792	21,196
Operating taxes and licenses	16,768	14,157	46,027	36,076

Total operating expenses	682,242	581,723	1,921,490	1,664,888

Operating income	45,076	42,152	119,234	95,199

Other (income) expenses:
Interest expense	5,980	3,196	13,451	11,711
Interest income	(135)	(198)	(775)	(494)
Other	319	(502)	2,570	(922)

Other (income) expenses, net	6,164	2,496	15,246	10,295

Earnings before income taxes	38,912	39,656	103,988	84,904
Income taxes	13,213	15,080	37,301	32,270

Net earnings	$25,699	$24,576	$66,687	$52,634

Basic earnings per share	$.32	$.29	$.82	$.63

Diluted earnings per share	$.32	$.29	$.81	$.62

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings	$25,699	$24,576	$66,687	$52,634
Other comprehensive income (loss):
Net derivative loss on cash flow hedge, net of tax effect of $432				(706)
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $14, $13, $41 and $13, respectively	23	22	68	22
Foreign currency translation	(213)		(194)

Comprehensive income	$25,509	$24,598	$66,561	$51,950

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share data)

						Accumulated
						Other
	Common Stock		Additional			Comprehensive	Total
			Paid-in	Retained	Treasury	Income and	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Other	Equity
Balances, December 31, 2003	91,379,776	$91	$291,095	$662,851	$(108,760)	$(662)	$844,615
Issuance of common stock under stock option and employee stock purchase plans	815,599	1	10,319				10,320
Income tax benefit arising from the exercise of stock options			1,815				1,815
Amortization of deferred compensation			4,808				4,808
Issuance of common stock for acquisition of Trans-Mex	942,155	1	20,161				20,162
Reclassification of cash flow hedge to interest expense						68	68
Purchase of 7,483,818 shares of treasury stock					(131,155)		(131,155)
Foreign currency translation						(194)	(194)
Net earnings				66,687			66,687

Balances, September 30, 2004	93,137,530	$93	$328,198	$729,538	$(239,915)	$(788)	$817,126

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings	$66,687	$52,634
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	134,202	112,441
Deferred income taxes	5,605	26,545
Income tax benefit arising from the exercise of stock options	1,815
Provision for losses on accounts receivable	4,298	4,043
Amortization of deferred compensation	4,808	1,196
Change in market value of interest rate swaps	(1,582)	(670)
Amortization of deferred legal fees	6,357	6,357
Gain on sale of non revenue equipment	(2,275)
Impairment of property and note receivable	4,340
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(30,041)	(16,928)
Inventories and supplies	5,264	253
Prepaid expenses	(10,370)	6,731
Other assets	1,506	(2,325)
Accounts payable, accrued liabilities and claims accruals	81,842	29,503

Net cash provided by operating activities	272,456	219,780

Cash flows from investing activities:
Proceeds from sale of property and equipment	70,887	52,948
Capital expenditures	(319,087)	(195,892)
Proceeds from sale of assets held for sale	5,870	3,760
Notes receivable		(1,229)
Payment for purchase of Trans-Mex	(10,810)
Payment for purchase of Merit Distribution Services, Inc.		(76,521)
Payments received on equipment sale receivables	5,997	11,100

Net cash used in investing activities	(247,143)	(205,834)

See accompanying notes to consolidated financial statements.

Continued

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from financing activities:
Issuance of Senior Notes		200,000
Repayments of long-term debt and capital leases	(23,141)	(42,205)
Borrowings under line of credit	60,000	120,800
Repayments of borrowings under line of credit		(187,200)
Change in borrowings under accounts receivable securitization	53,000	(87,000)
Purchases of treasury stock	(131,155)	(18,869)
Accumulated other comprehensive loss	68	(1,103)
Proceeds from issuance of common stock under stock option and stock purchase plans	10,299	8,989

Net cash used in financing activities	(30,929)	(6,588)

Effect of exchange rate changes on cash	(194)
Net increase (decrease) in cash	(5,810)	7,358
Cash at beginning of period	19,055	7,930

Cash at end of period	$13,245	$15,288

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,025	$9,768

Income taxes	$3,501	$13,756

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables	$2,950	$16,973

Stock issued in acquisition of Trans-Mex	$20,162

Accrual of additional Merit acquisition cost	$5,000

Accrual of revenue equipment purchases	$12,243	$18,276

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

Note 2. Stock Compensation Plans

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for its Employee Stock Purchase Plan as it qualifies under Section 423 of the U.S. Internal Revenue Code, which permits discounts of up to 15 percent for a qualified employee stock purchase plan. The compensation cost that has been charged against income for its fixed stock option plans was $500,000 and $494,000 for the three months ended September 30, 2004 and 2003, respectively and $4.8 million and $1.2 million for the nine months ended September 30, 2004 and 2003, respectively.

Had compensation cost for the Company’s four stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2004	2003	2004	2003
Net earnings (in thousands)	As Reported	$25,699	$24,576	$66,687	$52,634
	Add: Compensation expense, using intrinsic method, net of tax	330	306	3,096	741
	Deduct: Compensation expense, using fair value method, net of tax	(1,702)	(933)	(7,554)	(3,440)

	Pro forma	$24,327	$23,949	$62,229	$49,935

Basic earnings per share	As Reported	$.32	$.29	$.82	$.63

	Pro forma	$.30	$.29	$.77	$.60

Diluted earnings per share	As Reported	$.32	$.29	$.81	$.62

	Pro forma	$.30	$.28	$.76	$.59

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

Pro forma net earnings reflect only options granted in 1995 through September 30, 2004. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

Note 3. Commitments and Contingencies

The Company is involved in certain claims and pending litigation arising from the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a materially adverse effect on the financial condition of the Company.

Note 4. Assets Held for Sale

As of September 30, 2004, the Company has identified two properties and certain under-performing assets, primarily revenue equipment as assets held for sale, which are stated at the lower of depreciated cost or fair value less costs to sell. The Company expects to dispose of these two properties and under-performing assets within twelve months and does not expect any material loss on these dispositions.

Note 5. Borrowings Under Revolving Credit Agreement

In June 2004, the Company extended and expanded its existing $300 million revolving line of credit, which was scheduled to mature in November 2005. The revised facility is a $550 million revolving credit agreement with a group of 17 banks. The credit agreement has a five year term and allows for LIBOR based borrowings and letters of credit. As of September 30, 2004, $296.9 million of borrowing capacity was available under this facility.

Note 6. Stock Repurchase Program

The Company purchased 7,483,818 shares of its common stock for a total cost of $131.2 million during the first nine months of 2004. The Company may repurchase up to an additional $121.4 million of its common stock under the current authorization established by the Board of Directors.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements
(unaudited)

Note 7. Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2004	2003	2004	2003
	(in thousands, except per share amounts)
Net earnings	$25,699	$24,576	$66,687	$52,634

Weighted average shares:
Common shares outstanding for basic earnings per share	79,771	83,431	81,303	83,412
Equivalent shares issuable upon exercise of stock options	852	1,477	865	1,191

Diluted shares	80,623	84,908	82,168	84,603

Basic earnings per share	$.32	$.29	$.82	$.63

Diluted earnings per share	$.32	$.29	$.81	$.62

Equivalent shares issuable upon exercise of stock options exclude 3.8 million, 14,000, 3.9 million and 1.9 million shares, respectively, as the effect was antidilutive.

Note 8. Acquisition of Trans-Mex

In January 2004 we completed the acquisition of an additional 51% interest in Trans-Mex, Inc. S.A. de C.V. We now own 100% of this Mexican truckload carrier. The purchase price for this 51% interest was $31 million consisting of $10.8 million in cash and 942,155 shares of Swift common stock. Trans-Mex is one of the top five international trucking companies operating in Mexico. Through this acquisition, we become the only United States trucking company with a 100% ownership interest in a Mexican carrier. The results of Trans-Mex operations have been included in our consolidated financial statements since January 2004.

Trans-Mex was formed in 1990 and prior to the January 2004 acquisition, we held a 49% interest, which was accounted for under the equity method. Included in the formation documents was the pricing formula (EBITDA based) for our option to purchase the remaining 51%. Since we were purchasing a cash flow stream and there was no significant adjustment of the existing Trans-Mex assets to fair value, a significant amount of goodwill was recorded.

The basis for determining the value assigned to the common stock issued in connection with the acquisition was the average of the closing price of our stock for the five days preceding the closing date as outlined in the purchase agreement. The variance between this price and the closing price on the acquisition date was immaterial.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Notes to Consolidated Financial Statements
(unaudited)

Goodwill	$30,955
Revenue equipment	7,093
Other assets	2,433
Liabilities assumed	(9,319)

Purchase price	$31,162

Management believes the goodwill will be deductible for tax purposes.

The results of operations for the three and nine month periods ended September 30, 2004 and 2003 as though the Trans-Mex acquisition had been completed as of the beginning of each respective period are as follows (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$727,318	$626,643	$2,040,724	$1,768,146
Net earnings	$25,699	$24,833	$66,687	$52,999
Diluted earnings per share	$.32	$.29	$.81	$.63

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     This Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenue, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, the ultimate outcome and impact of litigation and governmental investigations against the Company, the deductibility of goodwill for tax purposes, the impact of the Department of Transportation’s revised regulations with respect to maximum daily drive time, our plans with respect to our vehicle replacement program, the sufficiency of our capital resources, our anticipated effective tax rate for fiscal 2005 and the fourth quarter of fiscal 2004 and our plans and expectations with respect to the disposal of assets held for sale.

     Statements in Exhibit 99 to this Quarterly Report on Form 10-Q and in the Company’s Annual Report on Form 10-K, including “Critical Accounting Estimates,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to the Consolidated Financial Statements, describe factors, among others, that could cause actual results or events to differ materially from those expressed in forward-looking statements. Additional factors that could contribute to or cause such differences are set forth in “Business” and “Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities” in the Company’s Annual Report on Form 10-K.

OVERVIEW

We operate the largest fleet of truckload carrier equipment in the United States. As part of the truckload segment of the trucking industry, we transport freight for shippers in large quantities who generally pay for our services based upon the number of miles between pickup and delivery. Our fleet of tractors and trailers is as follows:

	September 30,	December 31,	September 30,
	2004	2003	2003
Tractors:*
Company
Owned	11,131	9,339	8,609
Leased	4,036	5,005	4,984

Total company	15,167	14,344	13,593
Owner-operator	3,676	3,692	3,678

Total	18,843	18,036	17,271

Average tractors*	17,536	15,969	16,408

Trailers	50,958	50,489	50,221

* Total tractors owned and leased include tractors being prepared for service and tractors waiting to be returned under lease or resold at the end of our replacement program. Average tractors is calculated on a monthly basis and represents tractors available for dispatch during the quarterly or annual period, respectively.

Our tractors are either owned by us or financed under leases. Prior to 2003, our fleet operated on a three-year cycle. Generally, this means that we replaced a tractor for a new tractor every three years. After evaluating the 2002 tractor engines, which were designed to the emissions standards mandated by the U.S. Environmental Protection Agency (EPA) that became effective on October 1, 2002, we decided to operate the majority of our equipment for a minimum of four years. In the current quarter, we further amended our replacement cycle by extending it to a minimum of five years. The effect of changing the tractor’s lives that were owned as of October 1, 2002, to depreciate straight line over five years from the Company’s prior method, was a pre-tax benefit of $603,000 and $2.3 million for third quarter of 2004 and 2003, and $3.0 million and $6.6 million for the nine months ended September 30, 2004 and 2003. The benefit of the change on net earnings and diluted earnings per share was $398,000, $1.4 million, $.01 per share and $.02 per share for the three months ended September 30, 2004 and 2003 and $1.9 million, $4.1 million, $.02 per share and $.05 per share for the nine months ended September 30, 2004 and 2003.

Owner-operators own their tractors and are responsible for operating costs (for example, fuel and maintenance). The owner-operators operate under our authority and are generally compensated based upon miles. We believe the owner-operators provide us with a noticeably higher return on our invested assets because owner-operators incur the cost of acquiring and maintaining the equipment.

Trucking revenue is revenue from freight hauled by our fleet. There are three factors that significantly impact our trucking revenue. First, as mentioned above, the truckload industry in which we operate is generally compensated based upon miles. Therefore, an increase in miles will result in an increase in revenue. We monitor utilization of our tractors in the form of miles per tractor per week. The second factor is revenue per mile. Increases in revenue per mile will also result in an increase in revenue. We monitor our revenue per mile on a daily basis. Finally, the percentage of miles our tractors travel that also do not generate revenue, known as deadhead, will adversely affect revenue. We monitor deadhead miles on a daily basis. We are also compensated, in some instances, for accessorial charges such as loading and unloading freight for our customers.

In addition to trucking revenue, our operating revenue includes fuel surcharge revenue and other revenue, primarily for freight moved for our customers on rail or purchased transportation.

The Federal Motor Carrier Safety Administration (“FMCSA”) recently revised its Hours-of-Service (“HOS”) regulations to increase the maximum daily drive time from 10 to 11 hours, but to no longer allow for breaks in the on-duty period. We believe that productivity losses could occur as a result of these regulations. In such situations, we expect to seek compensation from the shippers and in turn compensate our drivers and owner-operators accordingly so as to maintain our existing pay structure. If we are not successful in working with our shippers to adjust for the impact these new regulations will have on our driver and owner-operator productivity, it could have a negative impact on our financial results. In July 2004, the United States Court of Appeals for the District of Columbia Circuit issued a decision vacating the new HOS rules. Under the Court’s rules, FMCSA had 45 days to seek a rehearing. On September 30, 2004, Congress extended the new HOS rules for one year. FMCSA officials have announced that they will continue enforcing the new HOS rules during this period.

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

The compliance review also resulted in the assessment of civil penalties in the amount of $37,440 against Swift. Swift has challenged the alleged violations and civil penalties and on June 16, 2004 the FMCSA assigned the civil penalties assessment to the Office of Hearings for review and issuance of a decision. The agency’s Administrative Law Judge has agreed to a schedule that is anticipated to complete the hearing in December of 2005 and a final ruling is expected thereafter. According to the FMCSA, because the civil penalties review involves many of the same issues present in the petition for administrative review of the proposed safety rating, a decision on the proposed safety rating will be issued following a final decision in the civil penalties review.

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

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS
ENDED SEPTEMBER 30, 2004 AND 2003

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the three and nine months ended:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	33.7	35.3	35.1	36.5
Operating supplies and expenses	9.7	9.4	9.8	9.8
Fuel	16.5	13.3	15.3	13.8
Purchased transportation	18.0	17.7	17.6	17.1
Rental expense	2.6	3.2	3.0	3.4
Insurance and claims	3.1	4.6	3.4	4.3
Depreciation and amortization	6.9	6.2	6.6	6.4
Communications and utilities	1.0	1.2	1.1	1.2
Operating taxes and licenses	2.3	2.3	2.3	2.1

Total operating expenses	93.8	93.2	94.2	94.6

Operating income	6.2	6.8	5.8	5.4
Interest expense	.9	.5	.6	.7
Interest income
Other		(.1)	.1	(.1)

Earnings before income taxes	5.3	6.4	5.1	4.8
Income taxes	1.8	2.5	1.8	1.8

Net earnings	3.5%	3.9%	3.3%	3.0%

Our net earnings increased from $24.6 million in the third quarter of 2003 to $25.7 million in the third quarter of 2004 and from $52.6 million in the first nine months of 2003 to $66.7 million in the first nine months of 2004. This increase was mainly driven by a 12.8% and 13.8% increase in operating revenue, net of fuel surcharge revenue for the quarter and nine months, respectively. The increase in revenue was driven by rate increases and an increase in number of loaded miles driven. For the first nine months of the year, revenue was favorably impacted by the Merit Distribution Services, Inc. acquisition completed in July of 2003. The increase in revenue has allowed additional absorption of our fixed costs and increased operating income. In the third quarter of 2004, the increase in fuel costs less the increase in fuel surcharge revenue resulted in a $4.0 million negative net earnings impact. This was partially offset by a lower than originally anticipated state tax rate resulting from the completion and filing of our 2003 state tax returns which improved net earnings by $1.5 million. Furthermore, the first nine months of 2004 include an adjustment of $4.3 million to reduce the carrying amount of two properties held for sale to the estimated fair value less costs to sell and a note receivable to estimated net realizable value and a $3.9 million expense for the cost of the voluntary early retirement program offset by a $2.4 million gain from the sale of property.

REVENUE

As discussed above, we believe there are three factors that have a significant impact on our trucking revenue. These three factors, along with operating revenue and its components (dollars in thousands, except for revenue per loaded mile) are shown in the table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Trucking revenue	$662,269	$576,828	$1,877,048	$1,626,409
Fuel surcharge revenue	47,747	21,276	115,116	67,793
Other revenue	17,302	25,771	48,560	65,885

Operating revenue	$727,318	$623,875	$2,040,724	$1,760,087

Miles per tractor per week	2,188	2,146	2,134	2,131
Trucking revenue per loaded mile	$1.5194	$1.4547	$1.5112	$1.4415
Deadhead percentage	12.62%	13.37%	12.93%	13.94%

Our trucking revenue increased 14.8% ($85.4 million) in the third quarter of 2004 compared to the third quarter of 2003. This increase was driven by increased efficiency of our tractors as miles per tractor per week increased 2% and our deadhead percentage dropped 75 basis points year over year. In addition, we had on average 1,128 more tractors in the third quarter of 2004 compared to the third quarter of 2003 and revenue per mile increased over six cents per mile. The trend was similar in the nine months ended September 30, 2004 compared to the same period in 2003 as trucking revenue increased 15.4% ($250.6 million), including approximately 4% from the acquisition of Merit Distribution Services, Inc., as revenue per loaded mile and deadhead percentage improved while utilization remained relatively flat.

Fuel surcharge revenue increased 124.4% ($26.5 million) in the third quarter of 2004 compared to the same quarter in 2003. During the third quarter of 2004, the Department of Energy diesel fuel index has increased to an average of $1.82 per gallon compared to $1.46 in the third quarter of 2003. For the first nine months of 2004, fuel surcharge revenue increased 69.8% ($47.3 million) compared to the same period last year. The average diesel fuel index for 2004 is $1.708 through September 30, compared to $1.517 for the first nine months of 2003.

Other revenue decreased in the three and nine months ended September 30, 2004 compared to the same periods in 2003 primarily because the revenue from freight moved by Trans-Mex was reclassified to trucking revenue upon our acquisition of 100% of Trans-Mex.

OPERATING EXPENSES

Salaries, wages and employee benefits

Salaries, wages and employee benefits were 33.7% and 35.3% of operating revenue ($245.3 million and $220.1 million, an increase of $25.2 million) in the third quarter of 2004 and 2003, respectively. Excluding fuel surcharge revenue, salaries, wages and employee benefits were 36.1% in the third quarter of 2004 compared to 36.5% in the third quarter of 2003. Driver compensation increased four cents per mile in the quarter compared to the third quarter of 2003. This increase was partially offset by a year over year reduction in non-driver staff and the driver per diem program implemented in September 2004. The per diem program consists of a decrease in the drivers pay per mile offset by a non-taxable per diem payment for reimbursement of meals and expenses while on the road. This program will reduce our salaries, wages and benefits going forward but will increase our income taxes as a portion of the per diem payment is non-deductible. The increase in revenue per mile resulted in a higher revenue base and allowed greater absorption of the fixed salaries, which offset on a percentage basis the higher driver compensation.

Salaries, wages and employee benefits were 35.1% and 36.5% of operating revenue ($716.0 million and $641.7 million, an increase of $74.3 million) for the nine months ended September 30, 2004 and 2003. Excluding fuel surcharge revenue, this percentage changes to 37.2% for the nine months ended September 30, 2004 compared to 37.9% for the same period in 2003. The reduction is primarily due to the absorption of fixed costs noted above, offset by the increase in driver compensation and $3.9 million of expense relating to the voluntary early retirement plan we implemented in the first quarter of 2004.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.

Fuel expense

Fuel was 16.5% and 13.3% of operating revenue ($119.8 million and $83.1 million, an increase of $36.7 million) in the third quarter of 2004 and 2003, respectively and 15.3% and 13.8% of operating revenue ($312.7 million and $243.7 million, an increase of $69 million) in the first nine months of 2004 and 2003, respectively. This percentage is primarily affected by fuel prices. Our average fuel cost per gallon was $1.76 and $1.35, in the third quarter of 2004 and 2003, respectively and $1.63 and $1.40, in the first nine months of 2004 and 2003, respectively.

Increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, would have an adverse effect on our operations and profitability. We believe that the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet and to implement fuel surcharges when this opportunity is necessary and available. We do not use derivative-type hedging instruments, but periodically evaluate their possible use.

Purchased transportation

Purchased transportation includes the payments we make to our owner-operators and for freight moved by rail or other third party transportation. Purchased transportation increased to 18.0% from 17.7% of operating revenue ($131.1 million and $110.4 million, an increase of $20.7 million) in the third quarter of 2004 compared to the third quarter of 2003. Our owner-operators drove 15 million more miles in the quarter compared to the same quarter for 2003. In addition, the fuel surcharge reimbursed to owner-operators increased $5 million from the third quarter of 2003 to the third quarter of 2004. For the nine months ended September 30, 2004 and 2003, respectively, purchased transportation increased to 17.6% ($359.4 million) from 17.1% ($301.8 million, an increase of $57.6 million) of operating revenue. This was also driven by an 18% increase in the number of miles driven by our owner-operators as well as a $9 million increase in the fuel surcharge reimbursement.

Insurance and claims

Insurance and claims was 3.1% and 4.6% of operating revenue ($22.7 million and $28.5 million, a decrease of $5.8 million) in the third quarter of 2004 and 2003, respectively and 3.4% and 4.3% of operating revenue ($69.6 million and $76.5 million, a decrease of $6.9 million) for the nine months ended September 30, 2004 and 2003, respectively. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

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

Rental and depreciation expense

Rental expense was 2.6% and 3.2% of operating revenue ($18.8 million and $20.1 million, a decrease of $1.3 million) in the third quarter of 2004 and 2003, respectively. This decrease was driven by a reduction in the number of leased tractors in the period as shown in the table above. For the first nine months, rental expense was 3.0% and 3.4% of operating revenue ($60.6 million and $59.2 million, an increase of $1.4 million) for 2004 and 2003, respectively. The dollar increase is primarily due to additional operating lease cost for tractors and trailers while the percentage has decreased as the increase in operating revenue has absorbed more of this fixed cost.

Depreciation expense was 6.9% and 6.2% of operating revenue ($49.9 million and $39.0 million, an increase of $10.9 million) in the third quarter of 2004 and 2003, respectively and 6.6% and 6.4% of operating revenue ($134.0 million and $112.7 million, an increase of $21.3 million) for the nine months ended September 30, 2004 and 2003, respectively. The increase is primarily due to the purchase of approximately 2,500 additional tractors and 750 additional trailers between September 30, 2003 and September 30, 2004.

When it is economically advantageous to do so, we will purchase and then resell tractors that we currently lease by exercising the purchase option contained in the lease. Gains (losses) on these activities are recorded as a reduction (increase) of rental expense. We also generate gains (losses) from the sale of tractors we own. These gains (losses) are recorded as a reduction (increase) of depreciation expense. These gains (losses) are summarized below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Gain (loss) on sale of leased tractors	$(295,000)	$332,000	$(1,032,000)	$229,000
Gain (loss) on sale of owned tractors	$296,000	$(90,000)	$520,000	$(1,258,000)

OTHER EXPENSES

Interest expense

Our largest pre-tax non-operating expense is interest. Our combined debt balance including the operating line of credit, Senior Notes, accounts receivable securitization, capital leases and other debt, was $510 million, $419 million and $406 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively.

As shown below, interest expense, before the impact of the derivative agreements, increased in 2004. In June 2003, we completed our private placement of Senior Notes, which have a weighted average interest rate of 4%. Although this fixed rate is currently higher than our variable rate debt, these Senior Notes provide us with strategic capital with five and seven year maturities. In addition, our average debt balance during the quarter and nine months ended September 30, 2004 was higher than the same period in 2003 as we repurchased 1,746,939 shares of our common stock for a total cost of $29 million in the quarter and a total of 7,483,818 shares for $131 million in the first nine months of 2004. In addition, we paid $10.8 million in cash for part of the purchase price of Trans-Mex in January of 2004 and have expended $248 million on net capital expenditures through the first nine months of 2004 compared to $143 million for the same period in 2003.

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest expense	$5,980	$3,196	$13,451	$11,711
Derivative agreements impact	(841)	1,752	1,582	670

Interest expense, net of derivative agreements	$5,139	$4,948	$15,033	$12,381

Other income

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

Income taxes

Our effective tax rate for the third quarter of 2004 was 34% compared to 38% for the third quarter of 2003. The lower rate is due to a lower than originally anticipated state tax rate resulting from the completion and filing of our 2003 state tax returns, including the adjustment of our deferred taxes to the revised rate, offset by the effect of the Company’s recently implemented driver per diem program, a portion of which is non-deductible. We anticipate that our fourth quarter tax rate will be approximately 36%. However, we anticipate that our tax rate will increase in 2005 to approximately 40%. We anticipate an increase in 2005 due to the impact of a full year of driver per diem and that we will receive no benefit for adjustment of cumulative deferred taxes as is occurring in 2004.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow sources and uses by operating, investing and financing activities are shown below (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2004	2003
Net cash provided by operating activities	$272,456	$219,780
Net cash used in investing activities	$(247,143)	$(205,834)
Net cash provided by (used in) financing activities	$(30,929)	$(6,588)

Our cash provided by operating activities increased to $272.5 million in the first nine months of 2004 compared to $219.8 million in 2003 as our earnings increased from $52.6 million to $66.7 million and our accounts payable, accrued liabilities and claims accruals increased in 2004 by $81.8 million versus $29.5 million in 2003. In addition, our depreciation and amortization increased by $21.8 million during the first nine months of 2004 compared to the same period in 2003 while deferred income taxes increased cash from operations by $5.6 million in 2004 compared to $26.5 million in 2003. Accounts receivable increased by $30.0 million in 2004 due to the increase in revenue compared to a $16.9 million increase in 2003. A decrease in our inventories and supplies, due to book to physical and valuation adjustments, increased cash provided by operations by $5.0 million in 2004 versus 2003 and prepaid expenses and changes in other assets decreased cash provided by operations by $13.3 million year over year.

Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds which were $248.2 million and $142.9 million in the first nine months of 2004 and 2003, respectively. The increase in net capital expenditures through September of 2004 is largely driven by timing (i.e. purchasing a large quantity of equipment in the third quarter of 2004 versus the fourth quarter of 2003) and an increase in the number of tractors purchased versus leased. In addition to capital expenditures, we expended $10.8 million of cash for the acquisition of Trans-Mex in 2004.

Regarding our financing activities, we repurchased $131.2 million of our common stock in 2004 versus $18.9 million in 2003. Through the first nine months of 2004, we have borrowed, net of repayments, an additional $91 million (including capital leases and securitization). In the first nine months of 2003 we issued $200 million of Senior Notes and repaid $195.6 million of debt (including capital leases and securitization).

As of September 30, 2004 and December 31, 2003 we had a working capital deficit of $72.9 million and $24.3 million, respectively. The accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization, but the increase in fixed assets or treasury stock is not included in working capital.

As of September 30, 2004, we had $90 million of borrowings and $163.1 million of letters of credit outstanding on our $550 million line of credit, leaving $296.9 million in borrowing capacity available. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 55 to 137.5 basis points, as defined in the Credit Agreement (currently 100 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 15 to 25 basis points (currently 22.5 basis points). The Credit Agreement and Senior Notes require us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined). As of September 30, 2004, we are in compliance with these debt covenants.

Our accounts receivable securitization allows us to sell up to $200 million of our eligible trade accounts receivable to a financial institution. As of September 30, 2004, we had received sales proceeds of $195 million.

As of September 30, 2004, we had commitments outstanding to acquire replacement and additional revenue equipment for approximately $782 million. We have the option to cancel such commitments upon 60 days notice. We believe we will be able to support these acquisitions of revenue equipment through debt and lease financings and cash flows generated by operating activities.

During the nine months ended September 30, 2004, we incurred approximately $43.1 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.

We anticipate that we will expend approximately $24 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate exposure arising from our line of credit ($90 million), capital lease obligations ($9.6 million with variable interest rates) and accounts receivable securitization ($195 million), all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). There are no leverage option or prepayment features for the interest rate swaps. The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s interest expense by $2.2 million.

Interest on outstanding borrowings under our line of credit is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 55 to 137.5 basis points, as defined in the Credit Agreement (currently 100 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 15 to 25 basis points (currently 22.5 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined).

Our accounts receivable securitization allows us to sell up to $200 million of our eligible trade accounts receivable to a financial institution. As of September 30, 2004, we had received sales proceeds of $195 million.

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation as of the end of the fiscal quarter covered by this Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. During the Company’s most recent fiscal quarter, there have been no changes in the Company’s internal control over financial reporting or other factors that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As we previously disclosed, the Securities and Exchange Commission (the “SEC”) has commenced a formal investigation into certain stock trades by the Company and insiders, including Chairman and CEO Jerry Moyes. Also, as disclosed, Jerry Moyes and Swift have been contacted by the Department of Justice with respect to this matter. We have fully cooperated with the SEC and the Department of Justice in this matter and will continue to cooperate. We are in the process of producing documents and information requested by the SEC. We cannot predict when this investigation will be completed, or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, monetary penalties and injunctive relief.

On November 5, 2004, a putative class action lawsuit titled, “Davidco Investors, LLC v. Swift Transportation Co., Inc. et al.”, was filed in the United States District Court for the District of Arizona against Swift and certain of its officers and directors alleging violations of federal securities laws related to disclosures made by Swift regarding driver pay, depreciation, fuel costs and fuel surcharges, its stock repurchase program and the effects of The Federal Motor Carrier Safety Administration's new hours-of-service regulations and Swift's safety rating. The complaint seeks unquantified damages on behalf of the putative class of persons who purchased Swift's common stock between October 16, 2003 and October 1, 2004. The impact of the final disposition of this lawsuit cannot be assessed at this time.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Maximum
Number (or
			Total Number of	Approximate
			Shares	Dollar Value) of
			Purchased as	Shares that May
	Total		Part of Publicly	Yet Be
	Number of		Announced	Purchased Under
	Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs
July 1, 2004 to July 31, 2004
August 1, 2004 to August 31, 2004
September 1, 2004 to September 30, 2004	1,746,939	$16.37	1,746,939

Total	1,746,939	$16.37	1,746,939	$121,406,000

In February 2004 we announced that the Board of Directors authorized us to repurchase up to $100 million of our common stock, subject to criteria established by the Board. On March 23, 2004 we announced that $65 million of stock had been purchased and the Board of Directors authorized us to purchase up to the $100 million limit. In May 2004, the Board of Directors authorized us to repurchase up to $40 million of our common stock beyond the $100 million authorization previously approved. On September 15, 2004, we announced that the Board of Directors authorized us to repurchase up to $150 million of our common stock under a 10b5-1 plan.

Our revolving credit facility includes limitations on the payment of cash dividends. It is the current intention of management to retain earnings to finance the growth of our business. Future payment of cash dividends will depend upon the financial condition, results of operations, and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

ITEM 6: EXHIBITS

Exhibit 3.1 –	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement No. 333-85940 on Form S-8)

Exhibit 3.2 –	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement No. 33-66034 on Form S-3)

Exhibit 31.1 –	Rule 13a-14(a)/15d-14(a) Certificate of Jerry Moyes, Chairman, President and Chief Executive Officer

Exhibit 31.2 –	Rule 13a-14(a)/15d-14(a) Certificate of William F. Riley III, Chief Financial Officer

Exhibit 32 –	Section 1350 Certification of Jerry Moyes and William F. Riley III

Exhibit 99 –	Private Securities Litigation Reform Act of 1995 Safe Harbor Compliance Statement for Forward-Looking Statements

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION CO., INC.

Date: November 5, 2004	/s/ Jerry Moyes

(Signature)

Jerry Moyes
Chairman, President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 5, 2004	/s/ William F. Riley III

(Signature)

William F. Riley III
Chief Financial Officer
(Principal Financial Officer)