Form 10-K
period 2004-12-31
SWIFT TRANSPORTATION CO INC
filed 2005-03-10
CIK 863557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      At June 30, 2004, the aggregate market value of common stock held by non-affiliates of the Registrant was $906,316,422.
      The number of shares outstanding of the Registrant’s common stock on March 7, 2004 was 72,114,346.
DOCUMENTS INCORPORATED BY REFERENCE
      Materials from the Registrant’s Notice and Proxy Statement relating to the 2005 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1.	Business
      Swift Transportation Co., Inc., a Nevada corporation headquartered in Phoenix, Arizona, is a holding company for the operating corporations named Swift Transportation Co., Inc. and Swift Transportation Corporation, (collectively referred to as “Swift”, “we”, “our”, “us” or the “Company”). Swift Transportation operates the largest truckload fleet in the United States combining strong regional operations, a transcontinental operation, various specialty and dedicated offerings and an intermodal package. The principal commodities that we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food products, beverages and beverage containers and building materials. Our fleet of more than 18,500 tractors and 51,700 trailers operates out of 38 major terminals in 28 states and Mexico and travels nearly 40 million miles every week. We operate in predominantly one industry, road transportation, as a truckload motor carrier and thus have only one single reportable segment.
OPERATIONS
      We have developed a network of regional terminals and offices strategically located in areas, which have strong, diverse economies and provide access to key population centers. Our terminal network establishes a local market presence in the regions we serve and enables us to respond more rapidly to our customers’ changing requirements. The terminals are located in close proximity to major customers who provide us with significant traffic volume. This regional network also enables us to enhance driver recruitment and retention by regularly returning drivers to their homes, reduces our purchases of higher priced fuel at truck stops and expedites lower cost, in-house equipment maintenance.
      To minimize competition with long-haul truckload carriers and railroads, we operate principally within short-to-medium-haul traffic lanes. With an average length of haul of less than 600 miles, we are able to limit our direct competition with railroads and longer-haul, less specialized truckload carriers. (See further discussion under “Competition”.) Although our transcontinental and intermodal divisions allow us to serve a broad spectrum of shipper needs, the primary regions in which we operate are ideally suited to short-to-medium-haul lanes because of the distribution of population and economic centers.
      The achievement of significant regular freight volumes on high-density routes and maintaining consistent shipment scheduling over these routes are key elements of our operations. This enables our operations personnel to match available equipment to available loads and schedule regular maintenance and fueling at our terminals, thereby enhancing productivity and asset utilization and minimizing empty miles and more expensive over-the-road fueling and repair costs.
      To manage the higher costs and greater logistical complexity inherent in operating in short-to-medium-haul traffic lanes, we employ sophisticated computerized management control systems. We have a significant investment in our computer hardware and utilize state-of-the-art software specially designed for the trucking industry. Dispatchers monitor the location and delivery schedules of all shipments and equipment to coordinate routes and increase equipment utilization. Our computer system provides immediate access to current information regarding driver and equipment status and location, special load and equipment instructions, routing and dispatching.
      In addition to the domestic operations described above, we have a growing cross border operation into Mexico that primarily ships through commercial border crossings from Laredo, Texas westward to California. In January 2004, we completed the acquisition of Trans-Mex, a carrier that focuses on shipments to and from Mexico. Our revenue from Mexican operations was $43 million in 2004 prior to intercompany eliminations. Total assets for Trans-Mex were $24 million as of December 31, 2004. For additional information regarding our purchase of the remaining interest in Trans-Mex, see the Acquisition section below and the Notes to Consolidated Financial Statements.

SERVICE OFFERINGS
      We seek to provide premium service with commensurate rates, rather than compete primarily on the basis of price. The principal elements of our premium service include:

•	regional terminals to maintain local contact with customers and facilitate single and multiple pick-ups and deliveries;

•	well-maintained, late model equipment that enhance on-time deliveries;

•	a fully-integrated computer system to monitor shipment status and variations from schedule;

•	an onboard communications system that enables us to dispatch and monitor traffic;

•	GPS tracking via the internet to allow customers to check their freight and secure a proof of delivery;

•	specialized equipment, such as high cubic capacity trailers, to respond promptly to customers’ varying requirements;

•	significant capacity to meet customers’ seasonal demands and surges;

•	multiple drops, appointment pick-ups and deliveries;

•	assistance in loading and unloading; and

•	extra trailers that can be placed for the convenience of our customers.
      We offer dry van, refrigerated, flat-bed, heavy-haul, auto-haul and dedicated van offerings to our customers. Our refrigerated fleet is comprised of an assortment of over 2,400 refrigerated trailers. The majority of our refrigerated trailers are equipped with state-of-the-art electronic temperature monitoring systems that provide our transportation professionals with the information they need to ensure the integrity of the cargo. Our flat-bed services include a diverse selection of trailer configurations with over 475 tractors and 1,300 trailers dedicated to flat-bed freight. We also have more than 550 heavy haul units in the Northwest and Canada. Originally established to meet the needs of one of our major retail customers, our heavy haul business has evolved into an effective solution for the many weight sensitive shippers in the region. We also offer a comprehensive service moving a broad array of container equipment with secured drop yards and terminals near all of California’s major gateway ports.
      A number of large companies maintain their own private trucking fleets to facilitate distribution of their products. In order to reduce operating costs associated with private fleets, a number of large companies periodically evaluate the opportunity to outsource their transportation and logistics requirements. We believe our strong regional operations and average length of haul of less than 600 miles position us to take advantage of this trend for dedicated van services. We currently provide dry van, refrigerated and other dedicated services for approximately 90 customers. Some of our dedicated van offerings are as follows:

•	A fleet design team to provide detailed business analysis and fleet justification models

•	Dynamic route optimization systems to improve service and reduce costs

•	Transportation management systems dedicated to each customer

•	Transportation professionals on-site at the customer’s facilities

•	Vendor inbound programs that support manufacturing and retail operations

•	Customer deliveries on a scheduled or “on-demand” basis

•	Backhaul programs utilizing the Swift network to optimize the effective positioning of assets.

      We also offer a comprehensive intermodal package available to all of our customers in North America. This package involves transporting freight a majority of the distance on rail. Some of our intermodal offerings are as follows:

•	Rates and schedules available through direct relationships with the Class 1 railroads

•	Trailer-on-flat-car intermodal service combining rail with Swift’s over-the-road handling for door-to-door service

•	Route optimization systems to create supply-chain solutions and reduce costs.
MARKETING AND CUSTOMERS
      We concentrate our marketing efforts on expanding the amount of service we provide to existing customers. We also actively pursue new traffic commitments from high volume, financially stable shippers for whom we have not previously provided services. We maintain a strong commitment to marketing. We have assigned a member of senior management to each of our largest customers to ensure a high level of customer support. We solicit new customers from our Phoenix, Arizona headquarters and each of our regional terminals through a marketing staff of approximately 50 persons. Once a customer relationship has been established, regional customer service representatives maintain contact and solicit additional business. We concentrate on attracting non-cyclical customers that regularly ship multiple loads from locations that complement existing traffic flows. Customer shipping point locations are regularly monitored and, as shipping patterns of existing customers expand or change; we attempt to obtain additional customers that will complement the new traffic flow. This strategy enables us to maximize equipment utilization.
      The largest 25, 10 and 5 customers accounted for approximately 58%, 42% and 32%, respectively, of our revenues during 2004, 55%, 39% and 30%, respectively, of our revenues during 2003, and 50%, 34% and 25%, respectively, of our revenues during 2002. Wal-Mart is our largest customer and accounted for approximately 15%, 12% and 7% of our operating revenue during 2004, 2003 and 2002. No other customer accounted for more than 6% of operating revenue during each of the three years ended December 31, 2004. Our largest customers include retail and discount department store chains, manufacturers, non-perishable and perishable food companies, beverage and beverage container producers and building materials companies.
TRANSPLACE
      In April 2000, together with five other publicly traded truckload carriers, we founded Transplace, LLC, an Internet-based transportation logistics company. We contributed our transportation logistics business and associated intangible assets to Transplace.com upon its formation. Our interest in Transplace.com is approximately 29%. We report our equity interest in Transplace and our share of the profits and losses of Transplace in our consolidated financial statements using the equity method of accounting. See the Notes to Consolidated Financial Statements.
      As a transportation logistics company, Transplace matches shippers with trucking companies and receives a fee for this service. We may receive from Transplace the opportunity to provide transportation services to shippers. In addition, we may utilize Transplace to assist in obtaining additional capacity from other trucking companies for our customers. During the years ended December 31, 2004, 2003 and 2002, Swift received less than 3% of its operating revenue from Transplace and paid less than 1% of its purchased transportation to Transplace.
ACQUISITIONS
      We intend to take advantage of growth opportunities through a combination of internal growth and selective acquisitions. We generally limit our consideration of acquisitions to those we believe will be accretive to earnings within six months and produce a double digit internal rate of return on investment. Our growth has been dependent in part upon the acquisition of trucking companies throughout the United States. From 1988 through 2001, we completed ten acquisitions enabling us to grow from a regional carrier in the Western United States to a national carrier with operations throughout the entire United States.
      In July 2003, the Company completed the acquisition of certain assets of Merit Distribution Services, Inc. Merit’s fleet consisted of 825 tractors, including 140 owner-operators, and 1,400 trailers of which 455 tractors and 1,100 trailers were leased. Merit’s primary business consists of a series of dedicated regional trucking fleets that serve Wal-Mart’s grocery distribution centers and retail outlets. This acquisition enhanced our relationship with Wal-Mart, our largest customer.
      In January 2004, we completed the acquisition of an additional 51% interest in Trans-Mex, Inc. S.A. de C.V. We now own 100% of this Mexican truckload carrier. The purchase price for this 51% interest was $31 million consisting of $10.8 million in cash and 942,155 shares of Swift common stock. Trans-Mex is one of the top five international trucking companies operating in Mexico. Through this acquisition, we became the only United States trucking company with a 100% ownership interest in a Mexican carrier. The results of Trans-Mex operations have been included in our consolidated financial statements since January 2004.
      As previously disclosed, we entered into a non-binding letter of intent with Auto Carrier Holdings, Inc. (ACH) in the fourth quarter of 2004 that contemplates the sale to ACH of our auto-haul business. We expect this transaction to be completed in the first quarter or early in the second quarter of 2005, subject to the negotiation of definitive agreements and other customary closing conditions, including ACH’s receipt of required financing.
REVENUE EQUIPMENT
      We acquire premium tractors to help attract and retain drivers, promote safe operations and minimize maintenance and repair costs. We believe the higher initial investment is recovered through improved resale value, improved fuel economy and reduced maintenance costs.
      The following table shows the type and age of our owned and leased equipment at December 31, 2004:

		57’, 53’ and	Sets of	Flatbed	Refrigerated	Specialized
Model Year	Tractors (1)	48’ Vans	Double Vans	Trailers	Trailers	Trailers

2005	2,835	1,391			123
2004	3,210	561		115	376	74
2003	2,664	2,452	145		700	156
2002	2,959	1,325		265	229	116
2001	1,634	4,926		232	247	47
2000	652	10,719		85	80	100
1999	484	8,758		50	345	9
1998 and prior	460	16,858	294	594	302	99

Total	14,898	46,990	439	1,341	2,402	601

(1)	Excludes 3,647 owner-operator tractors.
      Historically, we have purchased tractors and trailers manufactured to our specifications. From 1990 through 2003, we predominantly acquired tractors manufactured by Freightliner powered by Series 60 Detroit Diesel engines. This standardization of driveline components enhanced our maintenance program by allowing us to operate with a minimum spare parts inventory. Beginning in 2004, we began purchasing the majority of our tractors from Volvo. We adhere to a comprehensive maintenance program that minimizes downtime and enhances the resale value of our equipment. In addition to our maintenance facility in Phoenix, Arizona, we perform routine servicing and maintenance of our equipment at most of our regional terminal facilities, thus avoiding costly on-road repairs and out-of-route trips.

      We historically have had a three-year replacement program on the majority of our line-haul tractors. After evaluating the 2002 tractor engines, which were designed to conform to the emissions standards mandated by the U.S. Environmental Protection Agency (EPA) that became effective on October 1, 2002, we decided to operate the majority of our equipment for a minimum of four years. Furthermore, in the third quarter of 2004, we amended our replacement cycle by extending it to five years. For more information on the impact of the change in operating lives, please see the “Results of Operations for 2004, 2003 and 2002” section of Management’s Discussion and Analysis in Item 7 below.
      In 2001, the EPA released new requirements for cleaner diesel engine emissions for model year 2007 tractors. Depending on the anticipated cost and other factors of the 2007 EPA compliant engines, we may increase our equipment purchases in 2005 and 2006 if there is an economic advantage to do so.
      We have installed Qualcomm onboard, two-way vehicle satellite communication systems in virtually all of our tractors. This communication system links drivers to regional terminals and corporate headquarters, allowing us to rapidly alter routes in response to customer requirements and to eliminate the need for driver stops to report problems or delays. This system allows drivers to inform dispatchers and driver managers of the status of routing, loading and unloading or the need for emergency repairs. We believe this communications system improves fleet control, the quality of customer service and driver recruitment and retention. We intend to continue to install the communication system in substantially all tractors acquired in the future.
      In 2005, we have initiated a sample test of trailer tracking technology. If the trial produces the benefits expected, we intend to install trailer tracking technology on substantially all of our trailer fleet within the next year.
EMPLOYEES
Terminal Staff
      Our larger terminals are staffed with terminal managers, fleet managers, driver managers and customer service representatives. Our terminal managers work with the driver managers and the customer service representatives, as well as other operations personnel, to coordinate the needs of both our customers and our drivers. Terminal managers are also responsible for soliciting new customers and serving existing customers in their areas. Each fleet manager supervises approximately six driver managers at our larger terminals. Each driver manager is responsible for the general operation of approximately 35 trucks and their drivers, including driver retention, productivity per truck, routing, fuel consumption, safety and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.
      In January 2005, we established a new incentive program for our driver managers and fleet managers. This incentive program is tied directly to each manager’s improvements in utilization of the tractors and safety. We have also initiated a new sales incentive program directly tied to improvements in revenue per mile.
Company Drivers
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
      Senior management is actively involved with the development and retention of drivers. Recognizing the need for qualified drivers, we are in the process of developing a fourth driver training academy. Our academies are strategically located in areas of the country where external driver-training organizations are lacking. In other areas of the country, we have contracted with driver-training schools, which are managed by outside organizations including local community colleges. Candidates for the schools must be at least 21 years old with a high school education or equivalent, pass a basic skills test and pass the U.S. Department of Transportation (“DOT”) physical examination, which includes drug and alcohol screening. Students are required to complete three weeks of classroom study and driving range time and a six to eight week, on-the-road training program.
      In order to attract and retain highly qualified drivers and promote safe operations, we purchase premium quality tractors equipped with optional comfort and safety features, such as air ride suspension, air conditioning, high quality interiors, power steering, engine brakes and raised roof double sleeper cabs. We base our drivers at terminals and monitor each driver’s location on our computer system. We use this information to schedule the routing for our drivers so they can return home frequently. The majority of company drivers are compensated on the basis of miles driven, loading/unloading and number of stops or deliveries, plus bonuses. The driver’s base pay per mile increases with the driver’s length of experience. Drivers employed by Swift participate in company-sponsored health, life and dental insurance plans and are eligible to participate in a 401(k) Profit Sharing Plan and an Employee Stock Purchase Plan. We have established a driver mentor program to match experienced drivers with newer drivers to assist them as they start out. We have also implemented a per diem program to help maximize a driver’s take-home pay. In addition, we have implemented another increase to driver pay effective March 15, 2005. The program includes increases up to five cents per mile depending on experience. The weighted average increase is expected to be approximately two cents per mile including the effect of increased payroll taxes and other benefits that are a function of gross pay.
      We have adopted a speed limit of 65 miles per hour for Company tractors and 68 miles per hour for owner-operator tractors, below the speed limits of many states. We believe these measures reduce accidents, enhance fuel mileage and minimize maintenance expense. Substantially all of our tractors are equipped with electronically controlled engines that are set to limit the speed of the vehicle.
Driver Retention
      We believe our innovative driver-training programs, driver compensation, regionalized operations, driver tracking and late-model equipment provide important incentives to attract and retain qualified drivers. We have made a concerted effort to reduce the level of driver turnover and increase our driver satisfaction. We monitor the impact of these changes by measuring driver turnover which is defined as the number of drivers that have left our employ divided by number of drivers employed calculated on a monthly basis and averaged for the year. In 2004, our driver turnover dropped to 89% compared to 102% and 115% in 2003 and 2002, respectively, and the industry average of 120% according to the ATA statistics as published in the January 3, 2005 issue of “Traffic World”. Although historically we have had no significant downtime due to inability to secure qualified drivers, no assurance can be given that a shortage of qualified drivers will not adversely affect us in the future.
Year-end Employment
      As of December 31, 2004, Swift employed approximately 23,000 full-time persons, of whom approximately 18,500 were drivers (including driver trainees), 1,700 were mechanics and other equipment maintenance personnel and the balance were support personnel, such as sales personnel, corporate managers and administrative personnel. No driver or other employee is represented by a collective bargaining unit. In the opinion of management, our relationship with our drivers and employees is good.
OWNER-OPERATORS
      We enter into contracts with owner-operators. These owner-operators are drivers who, unlike drivers we employ, own or lease their tractor and are responsible for their own operating costs (for example, fuel and maintenance). The owner-operators operate under our authority and are generally compensated based upon miles. We believe the owner-operators provide us with a noticeably higher return on our invested assets because owner-operators incur the cost of acquiring the equipment. In conjunction with the increase to Company driver pay discussed above, we have also announced an increase of two cents per mile for owner-

operators effective March 15, 2005. As of December 31, 2004, owner-operators comprised approximately 20% of our total fleet.
SAFETY AND INSURANCE
      Safety is and has always been the top priority at Swift. We have an active safety and loss prevention program at each of our terminals. We have adopted maximum speed limits which are below the statutory speed limits in many states. Supervisors engage in ongoing training of drivers regarding safe vehicle operations. Over the past year we have established and filled five regional safety manager positions and an additional nine safety managers dedicated to the larger terminals. The purpose of these new positions is loss prevention. As a result of this focus on safety we have seen our total accidents per million miles decline steadily over the past four years.
      In December 2004, we entered into an agreement with insurance carriers to provide transportation liability insurance with an aggregate limit of $200 million for 2005. The new policy increases the self-insured portion to $10 million per incident. The primary portion of the coverage ($15 million in excess of the self-insured portion) is extended through 2006. We have analyzed years of accident frequency and severity data and actuarial forecasts prepared by our insurance advisor to determine and obtain the optimal insurance solution for us at this time. Based on our historical loss experience, we expect insurance and claims expense to be between 4% and 5% of operating revenue for 2005.
      Our owner-operators are covered by the Company’s liability policy but are responsible for their own physical damage and workers compensation plans. For information on the Company’s workers compensation plan, see the Salaries, Wages and Employee Benefits section in the Results of Operations discussion in Management’s Discussion and Analysis below.
FUEL
      In order to reduce fuel costs, we purchase approximately 75% of our fuel in bulk at 33 terminals in the United States. We store fuel in underground storage tanks at four of our bulk fueling terminals and in above ground storage tanks at our other bulk fueling terminals. We believe that we are in substantial compliance with applicable environmental laws and regulations. Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a material adverse effect on our operations and profitability. From time to time, we, in response to increases in fuel costs, have implemented fuel surcharges to pass on to our customers all or substantially all of increased fuel costs. However, there can be no assurance that such fuel surcharges could be used to offset future increases in fuel prices. We believe that our most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. We have generally not used derivative-type products as a hedge against higher fuel costs in the past but continue to evaluate this possibility.
COMPETITION
      The trucking industry is extremely competitive and fragmented. We seek to provide premium service with commensurate rates, rather than compete primarily on the basis of price. We compete primarily with regional, medium-haul truckload carriers. We believe, because of our cost efficiencies, productive equipment utilization and financial resources, that we have a competitive advantage over most regional truckload carriers. We believe that competition for the freight transported by us is based, in the long term, as much upon service and efficiency as on freight rates. Major shippers continue to reduce the number of carriers they use for their regular freight needs. This has resulted in a relatively small number of financially stable “core carriers” and has contributed to consolidation in the truckload industry. Nevertheless, the truckload industry remains highly fragmented, and we believe that overall growth in the truckload industry and continued industry consolidation will present opportunities for well-managed, financially stable carriers like us to expand. Some trucking companies with which we compete have greater financial resources, and one may own more revenue equipment and carry a larger volume of freight than us. Long-haul truckload carriers and railroads also provide competition, but to a lesser degree. We also compete with other motor carriers for the services of drivers.
REGULATION
      We are regulated by the United States Department of Transportation. This regulatory authority has broad powers, generally governing matters such as authority to engage in motor carrier operations, safety, hazardous materials transportation, certain mergers, consolidations and acquisitions and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes, which can affect the economics of the industry. We are also regulated by various state agencies.
      Our safety rating has always been and continues to be satisfactory, the highest rating given by Federal Motor Carrier Safety Administration (FMCSA). There are three safety ratings assigned to motor carriers: “satisfactory”, “conditional”, which means that there are deficiencies requiring correction, but not so significant to warrant loss of carrier authority; and “unsatisfactory”, which is the result of acute deficiencies and would lead to revocation of carrier authority. In 2003, a compliance review by the Arizona division of the FMCSA resulted in a proposed safety rating of conditional. The proposed drop in our rating status relates to the accuracy of the documentation of driving logs maintained by our drivers and owner-operators. We have appealed this rating and petitioned FMSCA for a review of our rating status. Until this review is complete, our conditional rating is stayed and our rating remains “satisfactory.” Based upon internal data, external data, and consultation with our regulatory counsel, we believe that if our rating were changed to conditional, it would be temporary and any loss of revenue would not be material.
      We anticipate a positive outcome. We have always maintained safety as a top priority and have a comprehensive internal audit program for review of driver log compliance. In addition, we regulate the speed of our tractors and vigorously enforce a company speed limit that is lower than many state speed limits. No operational safety issues have been raised by the FMCSA compliance review.
      Even when a carrier temporarily drops to conditional status, it does not lose its carrier authority or ability to transport hazardous materials, though under contractual provisions standard in the industry, some customers may be able to reduce or terminate their relationship with the carrier. Federal regulations do not preclude a carrier from transporting hazardous materials unless the carrier has an unsatisfactory safety rating.
      Our operations are also subject to various federal, state and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks. The Combined Federal Regulations (CFR) regarding the transportation of hazardous materials group hazardous materials into different classes according to risk. We transport only low to medium risk hazardous material, and less than 2% of our total shipments contain any hazardous materials. These regulations require us to maintain minimum levels of insurance. In addition, we would be responsible for the cleanup of any releases caused by Swift. We believe that our operations are in substantial compliance with current laws and regulations and do not know of any existing condition that would cause compliance with applicable environmental regulations to have a material adverse effect on our business or operating results.
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
      Swift’s headquarters is situated on approximately 300 acres in the southwestern area of Phoenix, Arizona. The campus consists of a three story administration building with 126,000 square feet of office space, repair and maintenance buildings with 106,000 square feet, a 20,000 square foot drivers’ center and restaurant, an 8,000 square foot recruiting and training center, a 6,000 square foot warehouse, a two bay truck wash and an eight lane fueling facility. In addition, we also lease office space and land to operate a driver training school in Phoenix.
      Swift has terminals throughout the continental United States and Mexico. A terminal may include customer service, marketing, fuel and repair facilities. Swift also operates driver training schools in several cities. The following table provides information regarding the Company’s significant facilities or terminals:

Location	Owned or Leased	Description

Western Region
Colorado — Denver	Owned	Customer Service, Marketing, Fuel, Repair
Colorado — Pueblo	Owned	Customer Service, Marketing, Fuel, Repair
Idaho — Lewiston	Owned/Leased	Customer Service, Marketing, Fuel, Repair
Oklahoma — Oklahoma City	Owned	Customer Service, Marketing, Fuel, Repair
Oregon — Troutdale	Owned	Customer Service, Marketing, Fuel, Repair
Texas — Corsicana	Owned	Fuel, Repair
Texas — Houston	Owned/Leased	Customer Service, Repair
Texas — Lancaster	Owned	Customer Service, Marketing, Fuel, Repair
Texas — Laredo	Owned	Customer Service, Marketing, Fuel, Repair
Texas — San Antonio	Leased	Driver Training School
Utah — Salt Lake City	Owned	Customer Service, Marketing, Fuel, Repair
Washington — Sumner	Owned	Customer Service, Marketing, Fuel, Repair

Southwest Region
Arizona — Phoenix	Owned/Leased	Customer Service, Marketing, Fuel, Repair, Driver Training School
California — Fontana	Owned/Leased	Customer Service, Marketing, Fuel, Repair
California — Lathrop	Owned	Customer Service, Marketing, Fuel, Repair
California — Mira Loma	Owned	Fuel, Repair
California — Willows	Owned	Customer Service, Fuel, Repair
California — Wilmington	Owned	Customer Service, Fuel, Repair
Nevada — Sparks	Owned	Customer Service, Fuel, Repair
New Mexico — Albuquerque	Owned	Customer Service, Fuel, Repair
Texas — El Paso	Owned	Customer Service, Marketing, Fuel, Repair

Central Region
Illinois — Manteno	Owned	Customer Service, Fuel, Repair
Indiana — Gary	Owned	Customer Service, Fuel, Repair
Kansas — Edwardsville	Owned	Customer Service, Marketing, Fuel, Repair
Michigan — New Boston	Owned	Customer Service, Marketing, Fuel, Repair
Minnesota — Inver Grove Heights	Leased	Customer Service, Marketing, Repair
Missouri — Kansas City	Leased	Driver Training School

Location	Owned or Leased	Description

Ohio — Columbus	Owned	Customer Service, Marketing, Fuel, Repair
Tennessee — Memphis	Owned	Customer Service, Marketing, Fuel, Repair
Tennessee — Millington	Leased	Driver Training School
Wisconsin — Town of Menasha	Owned	Customer Service, Marketing, Fuel, Repair

Eastern Region
Florida — Ocala	Owned	Customer Service, Marketing, Fuel, Repair
Georgia — Decatur	Owned	Customer Service, Marketing, Fuel, Repair
New Jersey — South Plainfield	Owned	Customer Service
New York — Selkirk	Owned	Customer Service, Marketing, Repair
New York — Syracuse	Owned	Customer Service, Marketing, Fuel, Repair
North Carolina — Eden	Owned	Customer Service, Fuel, Repair
Pennsylvania — Jonestown	Owned	Customer Service, Fuel, Repair
South Carolina — Greer	Owned	Customer Service, Marketing, Fuel, Repair
Virginia — Richmond	Owned	Customer Service, Marketing, Fuel, Repair

Mexico
Tamaulipas — Nuevo Laredo	Leased	Customer Service, Marketing, Fuel, Repair
      In addition to the facilities listed above, the Company maintains various drop yards throughout the United States and Mexico. As of December 31, 2004, the Company’s aggregate monthly rent for all leased properties was $271,000.

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
      As we previously disclosed, the Securities and Exchange Commission (the “SEC”) has commenced a formal investigation into certain stock trades by the Company and insiders, including Chairman and CEO Jerry Moyes. Also, as disclosed, Jerry Moyes and Swift have been contacted by the Department of Justice with respect to this matter. We have fully cooperated with the SEC and the Department of Justice in this matter and will continue to cooperate. We have provided documents and information to the SEC and DOJ per their requests and currently intend to continue to do so upon the request of either agency. We cannot predict when this investigation will be completed, or its outcome. If the SEC makes a determination that we have violated Federal securities laws, we may face sanctions, including, but not limited to, monetary penalties and injunctive relief.
      Beginning in November 2004, three putative shareholder class action lawsuits (Davidco Investors LLC v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02435; Greene v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02492; and Tuttle v. Swift Transportation Co. Inc., et al., Case No., 2:04cv02874) were filed in the United States District Court for the District of Arizona against Swift and certain of its directors and officers, alleging violations of federal securities laws related to disclosures made by Swift regarding driver pay, depreciation, fuel costs and fuel surcharges; the effects of the Federal Motor Carrier Safety Administration’s (“FMCSA”) new hours-of-service regulations; the effects of a purported change in Swift’s FMCSA safety rating; Swift’s stock repurchase program; and certain stock transactions by two of the individual defendants. The complaints seek unquantified damages on behalf of the putative class of persons who purchased Swift’s common stock between October 16, 2003 and October 1, 2004.

      On January 4, 2005, a motion for appointment as lead plaintiff and to consolidated all three class actions was filed by United Food and Commercial Workers Local 1262 and Employers Pension Plan. The Court has not yet ruled on that motion.
      On February 28, 2005, a shareholder derivative action was filed in the district court for Clark County, Nevada, entitled Rivera v. Eller et al., Case No. A500269, against certain of Swift’s directors and officers, alleging breaches of fiduciary duty and unjust enrichment. The Company is named solely as a nominal defendant against which no recovery is sought. This derivative complaint alleges that the defendants breached their fiduciary duties, that one of the defendants violated state laws relating to insider trading, and that certain individual defendants engaged in related party transactions with the Company. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits, and attorney’s fees, among other forms of relief.
      The impact of the final disposition of these lawsuits cannot be assessed at this time.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2004.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      The Company’s common stock is publicly traded on the Nasdaq National Market (“Nasdaq”) under the symbol “SWFT”. The following table sets forth the high and low sales prices of the common stock reported by Nasdaq for the periods shown.

	Common Stock

	High	Low

2004
First Quarter	$22.20	$14.68
Second Quarter	18.91	14.75
Third Quarter	20.85	15.49
Fourth Quarter	22.75	16.50
2003
First Quarter	$20.43	$14.81
Second Quarter	21.52	15.91
Third Quarter	24.80	18.39
Fourth Quarter	25.64	19.80
      On March 7, 2005, the last reported sales price of the Company’s common stock was $25.40 per share. At that date, the number of stockholder accounts of record of the Company’s common stock was approximately 4,100. The Company estimates there are approximately 14,000 beneficial holders of the Company’s common stock.
      The Company has not paid cash dividends on its common stock in the current year or either of the two preceding fiscal years. Our revolving credit facility includes limitations on the payment of cash dividends. It is the current intention of management to retain earnings to finance the growth of the Company’s business. Future payment of cash dividends will depend upon the financial condition, results of operations, and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

October 1, 2004 to October 31, 2004	4,107,161	$17.80	4,107,161
November 1, 2004 to November 30, 2004	2,541,270	$19.00	2,541,270
December 1, 2004 to December 31, 2004

Total	6,648,431	$18.26	6,648,431	$0

      On February 11, 2004 we announced that the Board of Directors authorized us to repurchase up to $100 million of our common stock, subject to criteria established by the Board. On March 23, 2004 we announced that $65 million of stock had been purchased and the Board of Directors authorized us to purchase up to the $100 million limit. At its May 20, 2004 meeting, the Board of Directors authorized us to repurchase up to $40 million of our common stock beyond the $100 million authorization previously approved. On September 15, 2004, we announced that the Board of Directors authorized us to repurchase up to an additional $150 million of our common stock under a 10b5-1 plan. As of December 31, 2004, all of the repurchase authorizations have been completed.
Factors That May Affect Future Stock Performance
      The performance of the Company’s common stock is dependent upon several factors, including those set forth below and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors That May Affect Future Results and Financial Condition.”
      Influence by Principal Stockholder. Trusts established for the benefit of Jerry C. Moyes and his family beneficially own approximately 40% of the Company’s common stock. Accordingly, Mr. Moyes will have a significant influence upon the activities of the Company, as well as on all matters requiring approval of the stockholders, including electing members of the Company’s Board of Directors and causing or restricting the sale or merger of the Company. This concentration of ownership, as well as the ability of the Board to establish the terms of and issue preferred stock of the Company without stockholder approval, may have the effect of delaying or preventing changes in control or management of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over their current market prices.
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
      The selected consolidated financial data presented below for, and as of the end of each of the years in the five-year period ended December 31, 2004 is derived from the Company’s Consolidated Financial Statements. The selected consolidated financial data has been restated for the year 2000 to include the financial position, results of operations, and cash flows of M.S. Carriers. The Consolidated Financial Statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004 and the independent auditors’ reports thereon, are included in Item 8 of this Form  10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(Dollar Amounts in Thousands, Except per Share and per Mile Amounts)
Consolidated Statements of Earnings Data:
Operating revenue	$2,826,201	$2,397,655	$2,101,472	$2,112,221	$1,973,839
Earnings before income taxes	$159,949	$127,982	$96,108	$45,369	$110,014
Net earnings	$103,482	$79,371	$59,588	$27,221	$68,943
Diluted earnings per share	$1.29	$.94	$.69	$.32	$.82
Consolidated Balance Sheet Data (at end of year):
Working capital (deficit)	$(70,905)	$(24,289)	$(69,599)	$(24,299)	$29,426
Total assets	$2,030,158	$1,820,943	$1,654,482	$1,556,096	$1,573,463
Long-term obligations, less current portion	$366,787	$257,894	$183,470	$223,486	$377,056
Stockholders’ equity	$738,269	$844,615	$765,778	$735,203	$654,879
Operating Statistics (at end of year):
Operating ratio(1)	93.6%	94.1%	94.4%	95.9%	92.8%
Pre-tax margin(1)	5.7%	5.3%	4.6%	2.1%	5.6%
Average line haul revenue per loaded mile(2)	$1.52	$1.45	$1.41	$1.41	$1.39
Deadhead percentage	12.8%	13.8%	14.1%	15.1%	14.1%
Average length of haul (in miles)	520	529	552	571	582
Total tractors at end of period:
Company-operated	14,898	14,344	12,939	12,748	11,460
Owner-operator	3,647	3,692	3,152	3,048	3,383
Trailers at end of period	51,773	50,489	48,233	45,729	43,411

(1)	Pre-tax margin represents earnings before income taxes as a percentage of operating revenue. Because of the impact that equipment financing methods can have on the operating ratio (operating expenses as a percentage of operating revenue), the Company believes that the most meaningful comparative measure of its operating efficiency is its pre-tax margin, which takes into consideration both the Company’s total operating expenses and net interest expense as a percentage of operating revenue.

(2)	Excludes fuel surcharge revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Factors That May Affect Future Results and Financial Condition.”
OVERVIEW
      Swift operates the largest fleet of truckload carrier equipment in the United States. We operate predominantly in one industry, road transportation, as a truckload motor carrier and thus have only one single reportable segment. Our fleet contains over 18,500 tractors and 51,700 trailers which are driven by more than 22,000 drivers and owner-operators. We earn revenue by hauling freight for retailers, manufacturers and other companies. We manage our business through a network of 38 major terminals located strategically across the United States and Mexico. This allows us to combine strong regional operations with a transcontinental van operation. We believe our terminal network provides us with efficiencies such as enabling in-house maintenance and utilizing company purchased fuel, as well as providing superior customer service by being located closer to our customers. Our services include dry van, refrigerated, flat-bed, heavy-haul, auto-haul and dedicated van offerings. The principal types of freight we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food, beverages and beverage containers and building materials. Principally, we operate within short-to-medium-haul traffic lanes with an average length of haul of less than 600 miles.
      In the past few years, the truckload industry has generally experienced increases in driver wages due to competition amongst carriers for qualified drivers, increases in fuel costs due to less efficient EPA approved engines in the tractors and higher crude oil prices, and increases in insurance costs. The availability of drivers and the cost increases have tightened the capacity growth in the industry while demand from shippers has increased. This has enabled us and other carriers to pass through many of our cost increases to the customers through higher rates. Our ability to continue to pass through these cost increases and retain qualified drivers could have a major impact on the results of our operations and financial condition in the future. Given the current market environment, we will continue to focus on driver retention, safety, rate negotiations with our customers, freight selection and other activities that will enable us to continue our profitable growth.
Sale of Autohaul Business and Assets
      In the second half of 2004, we were engaged in discussions and negotiations with potential purchasers of certain non-core assets comprising our autohaul business. At the end of the third quarter of 2004, we reclassified these assets as Assets Held for Sale. In the fourth quarter of 2004, we entered into a non-binding letter of intent with Auto Carrier Holdings Inc. (ACH) that contemplates the sale to ACH of our autohaul business and the majority of our autohaul revenue-producing equipment, as well as our Selkirk terminal and shop facility.
      On Jan. 25, 2005, our board of directors authorized management to negotiate a definitive purchase agreement providing for the sale of these assets to ACH for a purchase price of $46.5 million, which includes combined payments of $4.5 million in 90 and 270 days, a $17.0 million note payable to Swift over a six-year period and the balance in cash on the closing date. As part of this transaction, Swift would also be required to provide certain bookkeeping and other related services to ACH on a transitional basis. The book value of the assets to be sold, and the value of related services, is approximately $50.5 million.
      Based on an evaluation in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we estimate that the transaction will result in a non-cash charge for impairment to the book value of certain of the assets to be sold of approximately $4.0 million on a pre-tax basis. This non-cash charge was recognized under generally accepted accounting principles in the fourth quarter of 2004.
      We expect this transaction to be finalized during the first quarter or early in the second quarter of 2005, subject to the negotiation of definitive agreements, receipt of purchaser financing and other customary closing conditions.
FMCSA Hours of Service Regulations
      The Federal Motor Carrier Safety Administration (“FMCSA”) revised their Hours-of-Service (“HOS”) regulations effective January 2004 to increase the maximum daily drive time from 10 to 11 hours, but no longer allow for breaks in the on-duty period. We believe that these changes may have caused productivity losses as there is wait time while the tractors are loaded, unloaded or otherwise detained which cannot be recovered with additional drive time. This also has an impact on our driver wages since they are paid primarily on the number of miles driven. In such situations, we have worked with our shippers to minimize the loss of productivity. When necessary, we have billed our shippers and in turn compensated our drivers and owner-operators accordingly so as to maintain our existing pay structure. Throughout 2004, we have been successful in recovering the additional wages from our customers through accessorial charges and have not experienced a negative financial impact from these changes to date.
      In July 2004, the United States Court of Appeals for the District of Columbia Circuit issued a decision vacating the new HOS rules. Under the Court’s rules, FMCSA had 45 days to seek a rehearing. On September 30, 2004, Congress extended the new HOS rules for one year. FMCSA officials have announced that they will continue enforcing the new HOS rules during this period.
Safety Rating Update
      Our safety rating has always been and continues to be satisfactory, the highest rating given by Federal Motor Carrier Safety Administration (FMCSA). A compliance review by the Arizona division of the FMCSA in 2003 has resulted in a proposed safety rating of conditional. We filed a petition for a stay of the effective date of the proposed safety rating pending a review, which is provided for under the FMCSA regulations. The FMCSA granted our petition for a stay. We have petitioned for an administrative review and are engaged in the regulatory process. We anticipate a positive outcome.
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
      Although the scope of the compliance review involved many areas within the authority of the FMCSA, there is only one issue in dispute. This area involves the accuracy of the documentation of driving logs maintained by our drivers and owner-operators.
      A 2001 compliance review also resulted in the assessment of civil penalties in the amount of $49,680 against Swift. We do not believe a penalty is warranted and are engaged in the regulatory process. Recently the agency asked for summary judgment. Our attorney is analyzing the motion and we will file the appropriate response.
      We anticipate a positive outcome on all three of these issues. We have always maintained safety as a top priority and have a comprehensive internal audit program for review of driver log compliance. In addition, we regulate the speed of our tractors and vigorously enforce a company speed limit that is lower than many state highway speed limits. No operational safety issues have been raised by the FMCSA compliance review.
Accounting Standards Not Yet Adopted by the Company
      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standard (“SFAS”) and Interpretations (“FIN”) for which the required implementation dates have not yet become effective. The standard that may materially impact the Company is discussed below.
      In December 2004, SFAS No. 123(R), “Share-Based Payment,” was issued. This Statement requires the cost of employee services be based upon a grant-date fair value of an award as opposed to the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, which the Company currently uses. The standard is effective for the Company beginning July 1, 2005. The Company estimates the adoption of this statement will negatively impact net earnings for the year ended December 31, 2005 between $4 million and $6 million.

CRITICAL ACCOUNTING POLICIES
Claims Accruals
      We are self-insured for a portion of our liability, workers’ compensation, property damage, cargo damage and employee medical expense risk. This self-insurance results from buying insurance coverage with deductible amounts. Each reporting period we accrue the cost of the uninsured portion of pending claims. These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. Actual settlement of the self-insured claim liabilities could differ from our estimates due to a number of uncertainties, including evaluation of severity, legal cost and claims that have been incurred, but not reported. If claims development trends increased by 10%, our claims accrual as of December 31, 2004 would potentially increase by $41 million.
Goodwill and Intangible Assets
      We have $56.2 million of goodwill recorded as of December 31, 2004. We test the goodwill, which arose from acquisitions, for impairment annually at our year end. Our test of goodwill impairment requires judgment, including the identification of reporting units, assigning assets and liabilities (including goodwill) to reporting units and determining the fair value of each reporting unit. We have used a discounted cash flow model to estimate the fair value of our reporting units, which includes several significant assumptions, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. If operating margins decreased by 10% for one of the reporting units, we may be required to recognize an impairment of $8 million.
      In addition, we have $41.3 million of intangible assets, arising from customer relationships obtained through acquisitions and subsequent contracts, recorded as of December 31, 2004. We are amortizing these assets over 15 years. Although we do not believe any event or change in circumstances has occurred that would indicate that the carrying amount may not be recoverable, we tested these intangible assets with finite lives to provide the following information. Significant assumptions, including estimating future cash flows, determining appropriate discount rates and other assumptions were used to value these intangible assets. We estimate the impact of an impairment due to the loss of one contract termination could range from $2.6 million to $11.6 million.
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

RESULTS OF OPERATIONS FOR 2004, 2003 AND 2002
SUMMARY
      The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the years ending December 31:

	2004	2003	2002

Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	34.4	36.4	36.9
Operating supplies and expenses	9.7	9.7	9.2
Fuel	15.8	13.6	12.4
Purchased transportation	17.7	17.4	17.1
Rental expense	2.9	3.4	4.1
Insurance and claims	3.4	3.9	4.1
Depreciation and amortization	6.5	6.3	7.0
Communications and utilities	1.0	1.2	1.3
Operating taxes and licenses	2.2	2.2	2.3

Total operating expenses	93.6	94.1	94.4

Operating income	6.4	5.9	5.6
Net interest expense	.6	.7	.9
Other (income) expense, net	.1	(.1)	.1

Earnings before income taxes	5.7	5.3	4.6
Income taxes	2.0	2.0	1.8

Net earnings	3.7%	3.3%	2.8%

      In 2004, our net earnings increased to $103.5 million or 30% over 2003. This increase was primarily the result of a 16% increase in trucking revenue and a $101 million increase in fuel surcharge revenue which helped us recover increasing fuel costs.
      In 2003, our net earnings rose to $79.4 million as trucking revenue increased 12% and we were able to absorb more of our fixed costs.
REVENUE
      We segregate our revenue into three types: trucking revenue, other revenue, and fuel surcharge revenue. A summary our revenue generated by type for the past three years is as follows:

	2004	2003	2002

	($ thousands)
Trucking revenue	$2,564,712	$2,207,928	$1,976,411
Fuel surcharge revenue	189,725	88,865	37,817
Other revenue	71,764	100,862	87,244

Total operating revenue	$2,826,201	$2,397,655	$2,101,472

Trucking Revenue
      Trucking revenue is revenue from freight hauled by our fleet and accounts for the majority of our total revenue. Generally, our customers pay for our services based on the number of miles between pick-up and delivery and other ancillary services we provide. To improve our trucking revenue we can either increase the number of revenue generating miles our trucks drive or increase the rate at which we are paid. We use three primary indicators to monitor our performance. First, we monitor utilization of our tractors in the form of miles per tractor per week. In conjunction with miles per tractor per week, we measure the percentage of miles our tractors travel that do not generate revenue, known as deadhead. Our goal is to minimize the amount of deadhead driven to allow for more revenue generating miles. We monitor deadhead miles on a daily basis. Finally, to analyze the rates our customers pay we measure revenue per loaded mile on a daily basis. Loaded miles include only the miles driven when hauling freight. To improve revenue per mile we evaluate the lanes in which we operate and negotiate higher rates per mile with our customers. These indicators for the past three years are as follows:

	2004	2003	2002

Miles per tractor per week	2,142	2,123	2,049
Deadhead Percentage	12.8%	13.8%	14.1%
Revenue per Loaded Mile excluding Fuel Surcharge Revenue	$1.5235	$1.4524	$1.4141
      In addition to the rate per mile, we are also compensated, in some instances, for accessorial charges such as detention and loading and unloading freight for our customers. These accessorial charges are also included in trucking revenue.
      Trucking revenue grew $356.8 million or approximately 16% in 2004 compared to 2003. Increases in our revenue per mile accounted for $120 million or 34% of the growth. Improvements in utilization contributed 13% or $48 million to growth. The acquisition of Merit Distribution Services, Inc. in July of 2003 accounted for approximately 3% of the growth, while the acquisition of Trans-Mex in January of 2004 contributed an additional 1% of growth. The remaining increase was due to volume.
      Our trucking revenue increased by approximately 12% in 2003 compared to 2002. Our acquisition of Merit Distribution Services, Inc. contributed 3% to our revenue growth. The increase in revenue per loaded mile accounted for 4% of the increase of trucking revenue and improvement in our utilization accounted for an additional 4%.
Fuel Surcharge Revenue
      Fuel surcharge revenue is generated based on increases in fuel costs billed to our customers. Although our surcharge programs vary by customer, prior to October 2004 we received approximately an additional penny per mile for every six cent increase in the Department of Energy’s average diesel fuel index. In October, we renegotiated with many of our customers to increase the charge to one penny for every five cent increase in the diesel fuel index. In some instances, customers chose to incorporate the change by splitting the impact between the basic rate per mile and the surcharge fee. We believe this change in policy will cover the majority of our exposure to increases in the cost of fuel. However, there can be no assurance that such fuel surcharges can be maintained indefinitely.
      Fuel surcharge revenue increased 113% in 2004 compared to 2003 and 135% in 2003 compared to 2002. The Department of Energy diesel fuel index increased to an average of $1.81 in 2004 from $1.51 in 2003 and $1.32 in 2002. The increase in the average cost of fuel, as well as our increase in volume and our fuel surcharge program, directly contribute to the growth in fuel surcharge revenue.
Other Revenue
      Other revenue is generated primarily by freight moved for our customers on rail or other purchased transportation. Prior to 2004, the revenue generated when subcontracting with Trans-Mex, Inc. was included in Other revenue. In January, we acquired 100% of Trans-Mex and now fully consolidate its financial results. Other revenue decreased in 2004 because the revenue from freight moved by Trans-Mex was reclassified to trucking revenue. Trans-Mex accounted for $21.6 million and $19.2 million of other revenue in 2003 and 2002, respectively. The remaining decline in Other revenue in 2004 as compared to 2003 was a reduction in the revenue received from freight moved by rail.

      Other revenue increased in 2003 compared to 2002 primarily due to an increase in freight moved for our customers on rail and other third party carriers.
      In the third quarter of 2004, we hired a new executive to lead our intermodal business. We believe intermodal business, which involves transporting freight primarily on rail, improves our return on investment since it is less capital intensive than our core trucking business. We believe this is a growth opportunity for us and are evaluating opportunities to increase our intermodal business.
Major Customers
      Sales to Wal-Mart, our largest customer, generated almost 15% of our total revenue in 2004. Our next largest customer generated approximately 5% of our total revenue in 2004. Services provided to Wal-Mart generated 12% of our revenue in 2003 and 7% in 2002.
Revenue and Expense Comparisons
      When analyzing our expenses for growth related to volume, we believe using total revenue excluding fuel surcharge revenue is a more applicable measure for all costs with the exception of fuel expense. Fuel surcharge revenue is primarily a function of the increases and/or decreases in the cost of fuel and not specifically related to our non-fuel operational expenses. In addition, fuel surcharge increased over 113% in 2004 as a result of the significant increases in fuel costs, while our trucking and other revenue increased 14% combined. For these reasons, we analyze our expenses below using revenue excluding fuel surcharge, calculated as follows:

	2004	2003	2002

	($ thousands)
Total revenue	$2,826,201	$2,397,655	$2,101,472
Less: Fuel surcharge revenue	(189,725)	(88,865)	(37,817)

Revenue excluding fuel surcharge revenue	$2,636,476	$2,308,790	$2,063,655

OPERATING EXPENSES
Salaries, Wages and Employee Benefits

	As of December 31,

	2004	2003	2002

	($ thousands)
Salaries, wages and employee benefits	$971,683	$872,453	$776,206
% of total revenue	34.4%	36.4%	36.9%
% of revenue excluding fuel surcharge revenue	36.9%	37.8%	37.6%
      Total driver compensation increased 2.6 cents per mile in 2004 compared to 2003 as a result of the rate increases discussed in the Business section above and increases to fringe benefits. This increase includes a slight reduction in pay per mile resulting from the driver per diem program implemented in September 2004 and the consolidation of Trans-Mex. The per diem program consists of a decrease in the drivers pay per mile offset by a non-taxable per diem payment for reimbursement of meals and expenses while on the road. This program will reduce our salaries, wages and benefits going forward but will increase our income taxes as a portion of the per diem payment is non-deductible. Total driver compensation decreased 0.4 percentage point as a percent of revenue excluding fuel surcharge revenue year over year despite the increase in pay per mile. This is a function of our revenue per mile increasing more than our driver pay increases and our owner-operators driving proportionately more miles in 2004. In January 2005, we announced an additional increase to driver pay effective March 15, 2005. The program includes increases up to five cents per mile depending on experience. The weighted average increase is expected to be approximately two cents per mile including the effect of increased payroll taxes and other benefits that are a function of gross pay.
      Our non-driver salaries, wages and benefits increased approximately $17 million but decreased 0.5 percentage point as a percent of revenue excluding fuel surcharge. Our average number of non-driver employees remained relatively flat, but increases in pay and a $3.9 million expense for early retirement caused non-driver salaries, wages and benefits to increase.
      In 2003, our salaries, wages and employee benefits increased correspondingly with the growth of our business as the percentage of revenue excluding fuel surcharge remained relatively flat compared to 2002.
      Our deductible amount for workers’ compensation rose from zero to $350,000 per incident in 2002. In 2003, this deductible amount for workers’ compensation rose from $350,000 to $500,000 per incident and in 2004 rose to $3,000,000. We believe that the decrease in the cost of our premiums based on a $3,000,000 deductible will more than offset the cost of claims that occur within the $500,000 to $3,000,000 range, which historically have been a small number.
      From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.
Operating Supplies and Expenses

	As of December 31,

	2004	2003	2002

	($ thousands)
Operating supplies and expenses	$274,088	$233,148	$192,633
% of total revenue	9.7%	9.7%	9.2%
% of revenue excluding fuel surcharge revenue	10.4%	10.1%	9.3%
      Operating supplies and expenses in 2004 increased $40.9 million compared to 2003. Approximately $5.9 million of the increase is due to the consolidation of Trans-Mex. Other variances include a slight increase in maintenance, increased travel, additional legal costs resulting from the SEC investigation, and additional expenses related to Sarbanes-Oxley compliance.
      The increase in operating supplies and expenses from 2002 to 2003 was primarily due to increased maintenance costs and deferred legal fees. We expected the increase in maintenance costs as we extended the life of some of our tractors into the fourth year. This increase is offset by a reduction in depreciation expense discussed below. The increase in deferred legal fees is related to a settlement with our insurance provider with which we are amortizing $21.1 million of legal fees on a straight-line basis over a 30 month period from July 2002 to December 2004. The legal settlement is discussed in the Insurance and claims section below.
Fuel Expense

	As of December 31,

	2004	2003	2002

	($ thousands)
Fuel expense	$446,752	$326,749	$260,569
% of total revenue	15.8%	13.6%	12.4%
Company fuel cost per gallon	$1.70	$1.39	$1.21
      Fuel costs in 2004 increased $120.0 million or 36.7% compared to 2003. The majority of the increase is the result of our average fuel cost per gallon increasing over 22% year over year. Approximately 7% of the increase is due to the additional miles associated with our revenue increase and the remaining increase is due to a reduction in fuel efficiency resulting from a larger portion of our engines conforming to the new engines mandated by the U.S. Environmental Protection Agency that became effective October 1, 2002, and the higher driving speeds adopted in July of 2004.
      In 2003 compared to 2002, fuel expense increased 25% of which 16% was the result of an increase in our cost per gallon, 8% was due to the increase in number of miles driven, and the remaining increase was primarily caused by an increase in fuel required for our increased number of refrigerated trailers.

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
      To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue received for company miles driven (as opposed to miles driven by our owner-operators who pay for their own fuel) from our fuel expense. The result is evaluated as a percent of revenue less fuel surcharge revenue. These measures are shown below:

	As of December 31,

	2004	2003	2002

	($ thousands)
Total fuel surcharge revenue	$189,725	$88,865	$37,718
Less: Fuel surcharge revenue reimbursed to owner-operators	39,514	18,225	7,792

Company fuel surcharge revenue	$150,211	$70,640	$29,926

Total fuel expense	$446,752	$326,749	$260,569
Less: Company fuel surcharge revenue	150,211	70,640	29,926

Net fuel expense	$296,541	$256,109	$230,643
% of revenue excluding fuel surcharge revenue	11.2%	11.1%	11.2%
      Our net fuel expense has remained relatively flat as a percent of revenue excluding fuel surcharge for the past three years. This indicates that our fuel surcharge program has effectively offset the impact of rising diesel fuel costs, and our net fuel expense increases are the result of volume.
Purchased Transportation

	As of December 31,

	2004	2003	2002

	($ thousands)
Total purchased transportation	$499,790	$417,182	$358,871
% of total revenue	17.7%	17.4%	17.1%
Less: Fuel surcharge revenue reimbursed to owner-operators	39,514	18,225	7,792

Purchased transportation excluding fuel surcharge reimbursement	$460,276	$398,957	$351,079
% of revenue excluding fuel surcharge revenue	17.5%	17.3%	17.0%
      Purchased transportation increased $82.6 million in 2004 compared to 2003 of which $21.3 million was the increase in fuel surcharge revenue reimbursed to our owner-operators. Excluding fuel surcharge, purchased transportation has increased 0.2 percentage point year over year as a percent of revenue excluding fuel surcharge revenue. In 2003 and prior, the cost of using Trans-Mex was included in purchased transportation. After completing the acquisition of Trans-Mex in January 2004, we began consolidating their financial statements, and their costs now are shown on each individual line item on the Consolidated Statement of Earnings. Therefore, the purchased transportation line has been reduced by these Trans-Mex costs. This accounts for approximately a one percentage point reduction. This reduction was offset by an increase in owner-operator costs. Our owner-operators drove approximately 17% more miles for us in 2004. In addition, they have received rate per mile increases, hours of service rate increases, and other incentive pay in order for us to attract and retain owner-operators. We are also offering a pay increase of two cents per mile for owner-operators in 2005 in conjunction with our driver pay increase discussed above.
      Purchased transportation increased in 2003 compared to 2002 as our owner-operator fleet increased from 3,152 at December 31, 2002 to 3,692 at December 31, 2003 and our use of rail increased.

Insurance and Claims

	As of December 31,

	2004	2003	2002

	($ thousands)
Insurance and claims	$94,850	$94,685	$86,078
% of total revenue	3.4%	3.9%	4.1%
% of revenue excluding fuel surcharge revenue	3.6%	4.1%	4.2%
      Insurance and claims in 2004 was 3.6% of revenue excluding fuel surcharge, compared to 4.1% in 2003 and 4.2% in 2002. The reduction in 2004 was due to a reduction in development on prior year claims. The growth in insurance and claims between 2002 and 2003 was reflective of the growth in the business as the cost as a percent of revenue excluding fuel surcharge remained relatively flat.
      As discussed under Critical Accounting Policies, we are self-insured for some portion of our liability, property damage and cargo damage risk. We buy insurance coverage with deductible amounts. Beginning in 2003, the deductible amount for general liability rose from $250,000 to $1,000,000 per incident. In December 2004, we entered into an agreement with insurance carriers to provide transportation liability insurance with an aggregate limit of $200 million for 2005. The new policy increases the self-insured portion to $10 million per incident. The primary portion of the coverage ($15 million in excess of the self-insured portion) is extended through 2006. Based upon our historical loss experience, we expect insurance and claims expense to be between 4% and 5% of operating revenue for 2005. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
      As we discussed in the notes to our financial statements, we entered into a settlement agreement with an insurance company in 2002. Pursuant to this settlement, the insurance company agreed to provide certain insurance coverage, at no cost to the Company, through December 2004, in exchange for our releasing all claims that were the subject of the litigation. We recognized this settlement amount as a reduction of insurance expense as the insurance coverage was provided during the period from July 1, 2002 through December 31, 2004. In addition, we deferred the $21.1 million of legal expenses, which were paid pursuant to a contingent fee arrangement based upon our estimate of the value of the insurance provided of between $65 million and $74 million. These legal expenses were contingent upon our ability to receive the insurance coverage outlined in the settlement due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers and, therefore, were amortized on a straight-line basis over the thirty-month period from July 1, 2002 through December 31, 2004.
Rental Expense, Depreciation and Amortization

	As of December 31,

	2004	2003	2002

	($ thousands)
Rental expense	$81,431	$82,405	$86,166
% of total revenue	2.9%	3.4%	4.1%
% of revenue excluding fuel surcharge revenue	3.1%	3.6%	4.2%
Depreciation and amortization	183,808	150,602	147,401
% of total revenue	6.5%	6.3%	7.0%
% of revenue excluding fuel surcharge revenue	7.0%	6.5%	7.1%
Total rental, depreciation and amortization expense	$265,239	$233,007	$233,567
% of total revenue	9.4%	9.7%	11.1%
% of revenue excluding fuel surcharge revenue	10.1%	10.1%	11.3%

      Rental expense and depreciation expense are primarily driven by our fleet of tractors and trailers shown below:

	As of December 31,

	2004	2003	2002

Tractors:
Company
Owned	11,046	9,339	7,350
Leased	3,852	5,005	5,589

Total company tractors	14,898	14,344	12,939
Owner-operator tractors	3,647	3,692	3,152

*Total tractors	18,545	18,036	16,091

*Average tractors available for dispatch	17,337	15,969	15,276

Trailers	51,773	50,489	48,233

*	Total tractors owned and leased include tractors being prepared for service and tractors waiting to be returned under lease or resold at the end of our replacement program. Average tractors is calculated on a monthly basis and represents tractors available for dispatch.
      Over the past three years, we have been purchasing more tractors as a percent of total tractors rather than leasing. This has caused our rental expense to decrease and our depreciation expense to increase. As a percentage of revenue excluding fuel surcharge, total rental, depreciation and amortization expense was flat from 2003 to 2004.
      Rental expense decreased in 2004 as we reduced the number of tractors on lease from 5,005 as of December 31, 2003 to 3,852 as December 31, 2004. This reduction in tractor lease cost was partially offset by an increase in short-term trailer rent expense and the loss on sale of leased tractors explained below. In 2003, our rental expense decreased compared to 2002 due to a reduction in the number of tractors on lease.
      In 2004, depreciation and amortization expense increased as the number of tractors owned increased from 9,339 as of December 31, 2003 to 11,046 at December 31, 2004. As discussed in the Overview above, the assets associated with our Autohaul business were accounted for as Assets Held for Sale in the fourth quarter of 2004 and were not depreciated in the fourth quarter. Depreciation expense in the fourth quarter did include an impairment charge of $4 million to adjust all assets held for sale to estimated fair value less costs to sell.
      The decrease in depreciation expense in 2003 as a percentage of revenue is primarily due to the extension of the life of some of our tractors into the fourth year. Prior to 2002, we primarily operated the tractors over a three year life. We changed the operating cycle of our tractors from three to four years in 2002 based on the evaluation of the new engines mandated by the U.S. Environmental Protection Agency that became effective October 1, 2002. We determined the new tractors are more costly and less fuel efficient. Therefore, to make them more economical, we increased maintenance to extend their useful lives. In the third quarter of 2004, we further amended our replacement cycle by extending it to five years. To implement these changes, the remaining net book value at the time of the change is being depreciated on a straight-line basis over the remaining adjusted economic life to the revised residual value. The benefit (expense) of changing the tractor’s lives that were owned as of October 1, 2002 is shown below:

	For the Year Ending
	December 31,

	2004	2003	2002

	($ thousands except share data)
Earnings before income taxes	$(1,915)	$6,402	$4,324
Net earnings	$(1,245)	$3,971	$2,681
Diluted earnings per share	$(0.02)	$0.05	$0.03

      When it is economically advantageous to do so, we will purchase and then resell tractors that we currently lease by exercising the purchase option contained in the lease. Gains on these activities are recorded as a reduction of rental expense. We also generate gains from the sale of tractors we own. These gains are recorded as a reduction of depreciation expense. The gains (losses) are summarized below.

	2004	2003	2002

	($ thousands)
Gain (loss) on sale of leased equipment	$(3,378)	$247	$1,817
Gain on sale of owned equipment	$801	$1,464	$4,356
OTHER EXPENSES
Interest Expense
      Our largest pre-tax non-operating expense is interest. Our debt balance combining the operating line of credit, accounts receivable securitization, capital leases, Senior Notes and other debt was $622 million, $419 million and $402 million at December 31, 2004, 2003 and 2002, respectively.

	2004	2003	2002

	($ thousands)
Interest expense	$18,931	$16,202	$21,979
(Increase) decrease in derivative agreements	2,631	2,084	(5,897)

Interest expense, net of derivative agreements	$21,562	$18,286	$16,082

      Our interest expense, net of the impact of the derivative agreements, increased in 2004. Our average debt balance increased during the year as we repurchased 14,132,249 shares of our common stock for a total cost of $253 million, paid $10.8 million in cash for part of the purchase price of Trans-Mex, and expended $324 million on net capital expenditures compared to $223 million in 2003. In addition, in June 2003, we completed our private placement of Senior Notes, which have a weighted average interest rate of 4%. Although this fixed rate is currently higher than our variable rate debt, these Senior Notes provide us with strategic capital with five and seven year maturities.
      Interest expense, net of the impact of the derivative agreements, also increased in 2003. This is a result of the Senior Notes discussed above partially offset by lower interest rates and a shift in borrowings from more costly debt related to capital leases, entered into under M.S. Carriers, to less costly Swift debt.
Other (Income) Expense
      In January 2004, we sold a property for $5.9 million, net of expenses, and recognized a gain of $2.4 million. In June 2004, we adjusted the carrying value of four properties and a note receivable to our current estimate of the net realizable value and recognized a loss of $4.3 million. These transactions are included within other (income) expense on the Consolidated Statement of Earnings. Also included in this line item are the equity earnings of Transplace. The equity earnings of Trans-Mex, a company we acquired 100% of in January 2004, are included in other (income) expense in 2003 and 2002. In 2002, an additional nonrecurring charge of $1.3 million was recorded which represents our portion of the loss associated with the discontinuance of a business made within Transplace.
Income Taxes
      Our effective tax rate was 35%, 38% and 38% in 2004, 2003 and 2002, respectively. In 2004, we benefited from a lower than originally anticipated state tax rate resulting from the completion and filing of our 2003 state tax returns, including the adjustment of our deferred taxes to the revised rate. This one-time benefit was offset by the effect of the Company’s recently implemented driver per diem program, a portion of which is non-deductible. We anticipate that our tax rate will increase in 2005 to approximately 39-40% due to the full year impact of the per diem program.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flow
      Our cash flow sources and uses by operating, investing and financing activities are shown below:

	2004	2003	2002

	($ thousands)
Net cash provided by operating activities	$364,546	$287,889	$266,716
Net cash used in investing activities	$(318,806)	$(287,969)	$(235,547)
Net cash provided by (used in) financing activities	$(36,566)	$11,205	$(37,930)
      The $77 million increase in net cash provided by operating activities is driven by a $57 million increase in net earnings before depreciation and amortization charges and a $37 million increase in accounts payable and accrued liabilities. The increase in our net earnings in 2003 was the primary driver of our increase in cash provided by operating activities.
      Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. Our capital expenditures, net of cash sales proceeds were $324 million, $223 million and $219 million in 2004, 2003 and 2002, respectively. In addition, we expended $10.8 million for a portion of the Trans-Mex purchase in 2004, $81.6 million for the purchase of Merit Distribution, Inc. in 2003, and we made loans to investment entities of $16 million in 2002.
      Regarding our financing activities, in 2004 we repurchased $253 million of treasury stock, increased our borrowings on our receivable securitization by $98 million and increased our borrowings on our revolving line of credit by a net $135 million. We also repaid $31.6 million of other long-term debt and capital leases and received $14.5 million in stock option exercise and employee stock purchase plan proceeds.
      In 2003 we issued $200 million of Senior Notes and repaid $185 million of debt (including capital leases and securitization). Also, we repurchased $18.9 million of our common stock and received $13.9 million in proceeds from our employee stock option and stock purchase plans in 2003. In 2002 we repurchased $52 million of our common stock and received $13.6 million in stock option exercise and employee stock purchase plan proceeds.
Working Capital
      As of December 31, 2004 and 2003 we had working capital deficits of $70.9 million and $24.3 million, respectively. As discussed in the notes to the financial statements, the accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization but the increase in fixed assets or treasury stock is not included in working capital.
Credit Facilities
      In June 2004, we extended and expanded our existing $300 million revolving line of credit, which was scheduled to mature in November 2005. The revised facility is a $550 million revolving credit agreement with a group of 17 banks and has a five year term. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 55.0 to 137.5 basis points, as defined in the Credit Agreement (currently 100 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 15 to 25 basis points (currently 22.5 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined). As of December 31, 2004 we are in compliance with these debt covenants. We have $165 million of borrowings and $133 million of letters of credit outstanding on our line of credit leaving $252 million available as of December 31, 2004. We expect to issue an additional $20 million of letters of credit in 2005 as a result of the increase in our self-insured portion of our general liability policy.
      In the fourth quarter of 2004 we expanded our accounts receivable securitization by $50 million to allow us to receive up to $250 million of proceeds, subject to eligible trade accounts receivable. Under the amended agreement, the committed term was extended to December 21, 2005. As of December 31, 2004, we had received sales proceeds of $240 million. Under the terms of our agreement, 88% of our trade receivables collateralize the securitization arrangement as of December 31, 2004.
Capital Commitments and Expenditures
      As of December 31, 2004, we had commitments outstanding to acquire replacement and additional revenue equipment. We have the option to cancel such commitments upon 60 days notice. We anticipate spending approximately $338 million for revenue equipment capital expenditures in 2005. We believe we will be able to support these purchases with cash flows from operating activities, lease financings and debt.
      During the year ended December 31, 2004, we incurred approximately $61.6 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment. We anticipate that we will expend approximately $43 million in 2005 for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
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
OFF-BALANCE SHEET ARRANGEMENTS
      As discussed in the Commitments note to the financial statements, the Company guarantees certain residual values under its operating lease agreements for revenue equipment. Upon termination of these operating leases, the Company would be responsible for the excess of the guarantee amount above the fair market value, if any. The maximum potential amount of future payments the Company would be required to make under these guarantees is $77 million. The Company utilizes operating leases as an additional financing source.

CONTRACTUAL OBLIGATIONS
      The tables below summarize our contractual obligations as of December 31, 2004:

	Payments due by period

		Less than 1			More than 5
	Total	Year	1-3 Years	4-5 Years	Years

	($ thousands)
Long-Term Debt	$365,829	$829	$165,000	$100,000	$100,000
Capital Lease Obligations	16,163	14,376	1,787
Operating Leases(1)	128,129	53,781	70,363	3,985
Purchase Obligations	10,800	10,800
Other Long-Term Obligations:
Fair value of interest rate swaps	5,233		827	4,406

Total Contractual Obligations	$526,154	$79,786	$237,977	$108,391	$100,000

(1)	Operating leases include an interest element within the commitment amount as opposed to the Long-Term Debt and Capital Lease Obligations amounts, which do not include an interest element.

(2)	Deferred taxes and long-term portion of claims accruals are excluded from Other Long-Term Obligations in the table above.

(3)	Table excludes purchase commitments for revenue equipment which are cancelable.
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
FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K, including but not limited to the portions hereof entitled “Business — Operations” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, plans to increase the company’s intermodal business, financing needs or plans, the impact of inflation, plans relating to products or services of the Company, the benefits of the Company’s terminal network, the continued consolidation of the truckload industry, the demand of shippers, the capacity of the truckload industry, the increase in the number of companies outsourcing their transportation requirements, the Company’s ability to sell its used trucks at favorable prices, the Company’s ability to attract and retain qualified drivers, the Company’s ability to pass on to its customers increased labor and fuel costs and protect itself against increases in fuel costs through the use of fuel efficient equipment, and pending or future acquisitions, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in “Business” and “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report.
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
General Economic and Business Factors
      Our business is dependent upon a number of factors that may have a material adverse effect on our results of operations, many of which are beyond our control. These factors include excess capacity in the trucking industry, interest rates, fuel taxes, tolls, license and registration fees and insurance and claims costs, to the extent not offset by increases in freight rates. The results of operations also are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as retail, manufacturing and paper products) in which there is a concentration of customers. In addition, the results of operations are affected by seasonal factors. Customers tend to reduce shipments after the winter holiday season and operating expenses tend to be higher in the winter months primarily due to colder weather which causes higher fuel consumption from increased idle time.
Qualified Drivers
      Periodically, the trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. If we are unable to continue to attract drivers or contract with independent contractors, we could be required to adjust our driver compensation package or let trucks sit idle, which could adversely affect our growth and profitability.
Cost of Fuel
      Significant increases or rapid fluctuations in fuel prices are major issues for the transportation industry. Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on our operations and profitability. We believe that the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet and to implement fuel surcharges when such an option is necessary and available. However, there can be no assurance that such fuel surcharges can be maintained indefinitely. We do not use derivative-type hedging instruments, but periodically evaluate their possible use.
Competition
      The trucking industry is extremely competitive and fragmented. We compete with many other truckload carriers of varying sizes and, to a lesser extent, with railroads. Historically, competition has created downward pressure on the truckload industry’s pricing structure. Some trucking companies with which we compete have greater financial resources and carry a larger volume of freight.
Capital Requirements
      The trucking industry is very capital intensive. We depend on cash from operations, operating leases and debt financing for funds to expand the size of our fleet and maintain modern revenue equipment. If we were unable in the future to enter into acceptable financing arrangements, it would limit our growth.
Acquisitions
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
Dependence on Key Personnel
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
      In 2003, a compliance review by the Arizona division of the Federal Motor Carrier Safety Division (FMSCA) resulted in a proposed rating status for Swift of “conditional.” There are three possible ratings assigned by FMSCA: satisfactory, conditional and unsatisfactory. The proposed drop in our rating status relates to the accuracy of the documentation of driving logs maintained by our drivers and owner operators. We have appealed this rating and petitioned FMSCA for a review of our rating status. Until this review is complete, our conditional rating is stayed and our rating remains “satisfactory.” If FMSCA ultimately determines our safety rating to be “conditional” it could result in certain material adverse consequences to our business and operations.
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

      In addition, our operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks. If we should be involved in a spill or other accident involving hazardous substances or if we were found to be in violation of applicable laws or regulations, it could have a material adverse effect on our business and operating results.
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
Used Equipment Market
      We rely on the sale of used equipment to offset the cost of purchasing new equipment. From 1999 to 2003, used tractor values deteriorated significantly. In 2004, used tractor prices began rising. Should this trend reverse and prices deteriorate, it could have a material adverse effect on our business and operating results.
Claims Exposure; Insurance
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
Dependence on Key Customers
      A significant portion of our revenue is generated from key customers. During 2004, the Company’s top 25, 10 and 5 customers accounted for 58%, 42% and 32% of revenues, respectively. Our largest customer, Wal-Mart accounted for 15% of our revenues in 2004. We do not have long-term contractual relationships with many of our key customers, and there can be no assurance that our relationships with our key customers will continue as presently in effect. A reduction in or termination of our services by a key customer could have a material adverse effect on our business and operating results.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We have interest rate exposure arising from borrowings under the line of credit ($165 million), variable rate capital lease obligations ($4 million) and the accounts receivable securitization ($240 million), all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. We manage interest rate exposure through a mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). There are no leverage options or prepayment features for the interest rate swaps. The fair value of our long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our interest expense by $3.4 million.

Item 8.	Financial Statements and Supplementary Data
      Consolidated Financial Statements of the Company as of December 31, 2004 and 2003 for each of the years in the three-year period ended December 31, 2004, together with related notes and the reports of KPMG LLP, an independent registered public accounting firm, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Swift Transportation Co., Inc.:
      We have audited the accompanying consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Swift Transportation Co., Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP
Phoenix, Arizona
March 8, 2005

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash	$28,245	$19,055
Accounts receivable, net	331,093	289,924
Equipment sales receivables	4,463	5,998
Inventories and supplies	12,989	17,570
Prepaid taxes, licenses and insurance	24,179	21,851
Assets held for sale	51,757
Deferred income taxes	12,839	3,133

Total current assets	465,565	357,531

Property and equipment, at cost:
Revenue and service equipment	1,698,955	1,580,581
Land	84,411	70,107
Facilities and improvements	273,473	259,379
Furniture and office equipment	86,562	76,897

Total property and equipment	2,143,401	1,986,964
Less accumulated depreciation and amortization	697,222	636,059

Net property and equipment	1,446,179	1,350,905

Investment in Transplace	181	3,079
Notes receivable from Trans-Mex		15,166
Deferred legal fees		8,416
Other assets	20,725	21,078
Customer relationship intangible, net	41,320	39,535
Goodwill	56,188	25,233

	$2,030,158	$1,820,943

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,174	$63,898
Accrued liabilities	96,654	68,509
Current portion of claims accruals	101,862	86,637
Current portion of long-term debt	829	4,573
Current portion of obligations under capital leases	14,376	14,047
Fair value of operating lease guarantees	1,575	2,156
Securitization of accounts receivable	240,000	142,000

Total current liabilities	536,470	381,820

Borrowings under revolving credit agreement	165,000	30,000
Senior Notes	200,000	200,000
Long-term debt, less current portion		6,847
Obligations under capital leases, less current portion	1,787	21,047
Claims accruals, less current portion	97,188	73,800
Deferred income taxes	286,211	254,951
Fair value of interest rate swaps	5,233	7,863
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share authorized 200,000,000 shares; issued 93,467,651 and 91,379,776 shares in 2004 and 2003, respectively	93	91
Additional paid-in capital	333,720	291,095
Retained earnings	766,333	662,851
Treasury stock, at cost (21,570,326 and 7,438,077 shares in 2004 and 2003, respectively)	(361,321)	(108,760)
Other equity items	(556)	(662)

Total stockholders’ equity	738,269	884,615

	$2,030,158	$1,820,943

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,

	2004	2003	2002

	(In thousands, except share data)
Operating revenue	$2,826,201	$2,397,655	$2,101,472

Operating expenses:
Salaries, wages and employee benefits	971,683	872,453	776,206
Operating supplies and expenses	274,088	233,148	192,633
Fuel	446,752	326,749	260,569
Purchased transportation	499,790	417,182	358,871
Rental expense	81,431	82,405	86,166
Insurance and claims	94,850	94,685	86,078
Depreciation and amortization	183,808	150,602	147,401
Communications and utilities	30,366	28,149	27,473
Operating taxes and licenses	62,866	51,241	48,936

Total operating expenses	2,645,634	2,256,614	1,984,333

Operating income	180,567	141,041	117,139

Other (income) expenses:
Interest expense	18,931	16,202	21,979
Interest income	(908)	(770)	(2,353)
Other	2,595	(2,373)	1,405

Other (income) expenses, net	20,618	13,059	21,031

Earnings before income taxes	159,949	127,982	96,108
Income taxes	56,467	48,611	36,520

Net earnings	$103,482	$79,371	$59,588

Basic earnings per share	$1.30	$.95	$.70

Diluted earnings per share	$1.29	$.94	$.69

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Net earnings	$103,482	$79,371	$59,588
Other comprehensive income (loss):
Foreign currency translation	16
Net derivative loss on cash flow hedge, net of tax effect of $432 in 2003		(706)
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $55 and $26 in 2004 and 2003, respectively	90	44

Comprehensive income	$103,588	$78,709	$59,588

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Other	Total
			Paid-In	Retained	Treasury	Equity	Stockholders’
	Shares	Par Value	Capital	Earnings	Stock	Items	Equity

	(In thousands, except share data)
Balances, December 31, 2001	89,049,519	$89	$249,410	$523,892	$(37,935)	$(253)	$735,203
Issuance of common stock under stock option and employee stock purchase plans	1,132,754	1	13,567				13,568
Income tax benefit arising from the exercise of stock options			7,932				7,932
Amortization of deferred compensation			1,190				1,190
Purchase of 3,079,227 shares of treasury stock					(51,956)		(51,956)
Foreign currency translation						253	253
Net earnings				59,588			59,588

Balances, December 31, 2002	90,182,273	90	272,099	583,480	(89,891)		765,778
Issuance of common stock under stock option and employee stock purchase plans	1,197,503	1	13,965				13,966
Income tax benefit arising from the exercise of stock options			3,192				3,192
Amortization of deferred compensation			1,839				1,839
Purchase of 1,201,000 shares of treasury stock					(18,869)		(18,869)
Cash flow hedge						(706)	(706)
Reclassification of cash flow hedge to interest expense						44	44
Net earnings				79,371			79,371

Balances, December 31, 2003	91,379,776	91	291,095	662,851	(108,760)	(662)	844,615
Issuance of common stock under stock option and employee stock purchase plans	1,145,720	1	14,680				14,681
Income tax benefit arising from the exercise of stock options			2,403				2,403
Amortization of deferred compensation			5,381				5,381
Purchase of 14,132,249 shares of treasury stock					(252,561)		(252,561)
Purchase of remaining 51% of Trans-Mex	942,155	1	20,161				20,162
Accumulated other comprehensive loss						90	90
Foreign currency translation adjustment						16	16
Net earnings				103,482			103,482

Balances, December 31, 2004	93,467,651	$93	$333,720	$766,333	$(361,321)	$(556)	$738,269

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004		2003	2002

	(In thousands)
Cash flows from operating activities:
Net earnings		$103,482	$79,371		$59,588
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization		178,431	149,974		143,073
Deferred income taxes		21,554	30,566		27,379
Income tax benefit arising from the exercise of stock options		2,403	3,192		7,932
Provision for losses on accounts receivable		7,316	8,440		6,579
Amortization of deferred compensation		5,381	1,839		1,190
Change in market value of interest rate swaps		(2,630)	(2,084)		5,897
Gain on sale of non-revenue equipment		(1,918)
Impairment of property and note receivable		9,226			3,100
Amortization of deferred legal fees		8,416	8,476		4,238
Increase (decrease) in cash resulting from changes in:
Accounts receivable		(43,990)	(24,129)		(14,092)
Inventories and supplies		4,601	(1,056)		(4,349)
Prepaid expenses and other current assets		(2,680)	193		7,860
Other assets		2,851	(2,065)		(15,863)
Accounts payable, accrued liabilities and claims accruals		72,103	35,172		34,184

Net cash provided by operating activities		364,546	287,889		266,716

Cash flows from investing activities:
Proceeds from sale of property and equipment		105,415	91,012		117,099
Capital expenditures		(429,221)	(313,854)		(335,688)
Proceeds from sale of assets held for sale		9,602	8,740
Loans to investment entities			(3,377)		(15,851)
Repayment of notes receivables					1,000
Payments received on equipment sales receivables		6,208	11,100		(2,107)
Payment for purchase of Trans-Mex		(10,810)
Payment for purchase of Merit Distribution Services, Inc.			(81,590)

Net cash used in investing activities		(318,806)	(287,969)		(235,547)

Cash flows from financing activities:
Issuance of Senior Notes			200,000
Issuance of long-term debt			2,044
Repayments of long-term debt and capital leases		(31,612)	(51,821)		(71,402)
Borrowings under line of credit		165,000	120,800		182,900
Repayments of borrowings under line of credit		(30,000)	(227,200)		(163,500)
Change in borrowings under accounts receivable securitization		98,000	(27,000)		53,000
Proceeds from sale of common stock		14,517	13,913		13,568
Accumulated other comprehensive loss		90	(662)
Purchase of treasury stock		(252,561)	(18,869)		(51,956)

Net cash provided by (used in) financing activities		(36,566)	11,205		(37,390)

Effect of exchange rate changes on cash		16

Net increase (decrease) in cash		9,190	11,125		(6,221)
Cash at beginning of year		19,055	7,930		14,151

Cash at end of year		$28,245	$19,055		$7,930

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest		$21,337	$19,600		$14,726

Income taxes		$3,188	$17,488	$

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables		$4,674	$5,998		$11,100

Fair value of operating lease guarantees	$		$2,156	$

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004, 2003 AND 2002

(1)	Summary of Significant Accounting Policies

Description of Business
      Swift Transportation Co., Inc., a Nevada holding company, together with its wholly-owned subsidiaries (“Company”), is a national truckload carrier operating throughout the continental United States and Mexico. The Company operates a national terminal network and a fleet of approximately 18,500 tractors, at the end of 2004, from its headquarters in Phoenix, Arizona.

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.
      The Company’s investments in entities are accounted for in accordance with the Accounting Principles Board No. 18, using the equity method of accounting for investments.
      Special purpose entities are accounted for using the criteria of Statement of Financial Accounting Standard No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125)”. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

Cash and Cash Equivalents
      The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

Inventories and Supplies
      Inventories and supplies consist primarily of spare parts, tires, fuel and supplies and are stated at cost. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment
      Property and equipment are stated at cost. Gains and losses from the sale of revenue equipment are included as a component of depreciation expense. Gains and losses in 2004, 2003 and 2002 were $2.2 million and $1.4 million, $1.7 million and $262,000 and $8.1 million and $3.7 million, respectively.
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

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill
      Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company adopted Statement of Financial Standards No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. This standard eliminates amortization of goodwill and replaces it with a test for impairment. The Company tests goodwill for impairment on an annual basis. The Company has $56.2 million and $25.2 million of goodwill at December 31, 2004 and 2003.

Revenue Recognition
      Operating revenues and related direct costs are recognized as of the date the freight is picked up for shipment. Our revenue recognition policy is consistent with method two under EITF 91-9. The Company has examined the materiality of recognizing revenue in accordance with method two of EITF 91-9 as compared to a more preferable method (i.e. method three or five) on both a quarterly and annual basis. We do not believe the quarterly or annual financial statements derived from the application of this method differ materially from the results that would be derived under method three discussed within EITF 91-9 due to the Company’s relatively short length of haul.

Stock Compensation Plans
      The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. For the Employee Stock Purchase Plan, the purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. The Employee Stock Purchase Plan qualifies under Section 423 of the Internal Revenue Code. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan. The compensation cost that has been charged against income for the Fixed Stock Option Plans was $5,381,000, $1,839,000 and $1,190,000 for 2004, 2003 and 2002, respectively.
      Had compensation cost for the Company’s four stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		2004	2003	2002

Net earnings (in thousands)	As Reported	$103,482	$79,371	$59,588
	Add: Compensation expense, using intrinsic method, net of tax	3,444	1,140	738
	Deduct: Compensation expense, using fair value method, net of tax	(9,638)	(6,020)	(4,177)

	Pro forma	$97,288	$74,491	$56,149

Basic earnings per share	As Reported	$1.30	$.95	$.70

	Pro forma	$1.23	$.89	$.66

Diluted earnings per share	As Reported	$1.29	$.94	$.69

	Pro forma	$1.22	$.88	$.65

      Pro forma net earnings reflect only options granted in 1995 through 2004. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

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

Accounting Standards Not Yet Adopted by the Company
      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standard (“SFAS”) and Interpretations (“FIN”) for which the required implementation dates have not yet become effective. The following standard may materially impact the Company.
      In December 2004, SFAS No. 123(R), “Share-Based Payment,” was issued. This Statement requires the cost of employee services be based upon a grant-date fair value of an award as opposed to the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, which the Company currently uses. The standard is effective for the Company beginning July 1, 2005. The Company estimates the adoption of this statement will negatively impact net earnings for the year ended December 31, 2005 between $4 million and $6 million.

(2)	Accounts Receivable
      Accounts receivable consists of:

	December 31,

	2004	2003

	(In thousands)
Trade customers	$318,875	$271,529
Equipment manufacturers	1,756	3,775
Income tax receivable	19,469	17,616
Other	3,933	4,987

	344,033	297,907
Less allowance for doubtful accounts	12,940	7,983

	$331,093	$289,924

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The schedule of allowance for doubtful accounts is as follows:

	Beginning				Ending
	Balance	Additions	Recoveries	Writeoffs	Balance

	(In thousands)
Years ended December 31:
2004	$7,983	$7,316	$33	$(2,392)	$12,940

2003	$12,185	$8,440	$7	$(12,649)	$7,983

2002	$10,660	$6,579	$5	$(5,059)	$12,185

(3)	Assets Held For Sale
      As of December 31, 2004, the Company has identified four properties as assets held for sale, which are stated at the lower of depreciated cost or fair value less costs to sell and total $6.3 million. The Company expects to dispose of these properties within the next twelve months and does not expect any material loss on these dispositions. In addition to these properties, the Company has identified certain underperforming assets, principally the autohaul revenue producing equipment and Selkirk facility, as assets held for sale. We received $9.6 million in proceeds from the sale of a portion of these assets in the fourth quarter of 2004. We recorded a $4.0 million impairment in depreciation expense to record the remaining autohaul assets at fair value less costs to sell. We expect to complete the sale of these assets in the first quarter or early in the second quarter of 2005, subject to the negotiation of definitive agreements and other customary closing conditions, including receipt by the purchaser of required financing.
      The Company disposed of two properties in 2003, which had been identified as of December 31, 2002 as assets held for sale and stated at the lower of depreciated cost or fair value less costs to sell. The Company received $8.7 million, net of expenses, and recognized a gain of $453,000, which is included in Other Income on the Consolidated Statement of Earnings.
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

(4)	Equity Investment — Transplace
      The Company and four other large transportation companies contributed their transportation logistics businesses along with associated intangible assets to Transplace, a leading provider of logistics and transportation management services. Transplace commenced operations on July 1, 2000. The Company also contributed $10,000,000 to Transplace in 2000.
      As a transportation logistics company, Transplace matches shippers with trucking companies and receives a fee for this service. The Company may receive from Transplace the opportunity to provide transportation services to shippers. In addition, the Company may utilize Transplace to assist in obtaining additional capacity for its customers. During the years ended December 31, 2004, 2003 and 2002, Swift received less than 3% of its operating revenue from Transplace and paid less than 1% of its purchased transportation to Transplace.
      The Company’s interest in Transplace, which is accounted for using the equity method, is approximately 29%. The Company recorded equity losses of $2.9 million, $1.2 million and $2.7 million in other expense during the years ending December 31, 2004, 2003 and 2002, respectively for Transplace.
      The Company’s equity in the net assets of Transplace exceeds its investment account by approximately $30 million as of December 31, 2004 and 2003. As Transplace records amortization or impairment of goodwill

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and intangibles, the Company will accrete an equal amount of basis difference to offset such amortization or impairment.
      The Company received $43.0 million, $53.8 million and $57.1 million in operating revenue in 2004, 2003 and 2002, respectively, for transportation services provided to Transplace. At December 31, 2004 and 2003, $5.1 million and $4.7 million, respectively, was owed to the Company for these services.

(5)	Note Receivable — Trans-Mex
      As of December 31, 2003, the Company had advanced $15.2 million to Trans-Mex, Inc. S.A. de C. V., a Mexican corporation of which the Company owned 49% and purchased the remaining 51% in January 2004. These loans, which are secured by equipment, bear interest at prime plus 2% with monthly payments of interest plus amortization of the principal over five years. Prior to 2004, Trans-Mex was accounted for using the equity method of accounting. As of December 31, 2003, our investment in Trans-Mex was $866,000 and was included in Other Assets. Upon the acquisition of 100% of Trans-Mex in 2004, the note receivable was eliminated. See Footnote 27 regarding the Company’s acquisition of Trans-Mex.

(6)	Accrued Liabilities
      Accrued liabilities consists of:

	December 31,

	2004	2003

	(In thousands)
Employee compensation	$53,960	$47,346
Fuel and mileage taxes	2,341	2,281
Income taxes payable	34,514	5,195
Other	5,839	13,687

	$96,654	$68,509

(7)	Accounts Receivable Securitization
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
      In the fourth quarter of 2004 we expanded our accounts receivable securitization by $50 million. Under the amended agreement, the Company can receive up to a maximum of $250 million of proceeds, subject to eligible receivables and will pay a program fee recorded as interest expense, as defined in the agreement. The committed term was also extended to December 21, 2005. The Company will pay commercial paper interest rates on the proceeds received. The proceeds received will be reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of December 31, 2004 and 2003 there were $240 million and $142 million, respectively, of proceeds received.

(8)	Fair Value of Operating Lease Guarantees
      The Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess of the guarantee amount above the fair market value, if any. As of December 31, 2004 and 2003, the Company has recorded a liability for the estimated fair value of the guarantees, entered into subsequent to January 1,

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2003, in the amount of $1.6 million and $2.2 million, respectively. The maximum potential amount of future payments the Company would be required to make under all of these guarantees is $21.8 million.

(9)	Borrowings Under Revolving Credit Agreement
      In June 2004, we extended and expanded our existing $300 million revolving line of credit, which was scheduled to mature in November 2005. The revised facility is a $550 million revolving credit agreement with a group of 17 banks and has a five year term. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 55.0 to 137.5 basis points, as defined in the Credit Agreement (currently 100 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 15 to 25 basis points (currently 22.5 basis points). As of December 31, 2004 and 2003, there was $165 million and $30 million outstanding under the line of credit.
      The Credit Agreement requires the Company to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires the Company to maintain unencumbered assets of not less than 120% of indebtedness (as defined). As of December 31, 2004 we are in compliance with these debt covenants.
      The Credit Agreement includes financing for letters of credit. The Company has outstanding letters of credit primarily for workers’ compensation and liability self-insurance purposes totaling $133 million at December 31, 2004.

(10)	Long-Term Debt
      Long-term debt consists of the following:

	December 31,

	2004	2003

	(In thousands)
Notes payable to commercial lending institutions with varying payments through the year 2005 with fixed interest rates ranging from 2.9% to 3.8%	$829	$2,420
Note payable to insurance company bearing interest at 6.78% payable monthly with principal payments of $3,000,000 due in 2003 through 2006 secured by deed of trust on Phoenix facilities. This note was repaid in September 2004		9,000

Total long-term debt	829	11,420
Less current portion	829	4,573

Long-term debt, less current portion	$—	$6,847

      The aggregate annual maturities of long-term debt as of December 31, 2004 are as follows:

Years Ending December 31,	(In thousands)

2005	$829
      For the years ended December 31, 2004, 2003 and 2002, the Company capitalized interest related to self-constructed assets totaling $528,000, $507,000 and $415,000, respectively.

(11)	Senior Notes
      In June 2003, the Company completed a private placement of Senior Notes. The notes were issued in two series of $100 million each with an interest rate of 3.73% for those notes maturing on June 27, 2008 and 4.33% for those notes maturing on June 27, 2010 with interest payable on each semiannually in June and December.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The notes contain financial covenants relating to leverage, fixed charge coverage and tangible net worth. As of December 31, 2004, we are in compliance with these debt covenants.

(12)	Capital Leases
      The Company leases certain revenue equipment under capital leases. The Company’s capital leases contain guarantees of residual values. Certain leases contain renewal or fixed price purchase options. The leases are collateralized by revenue equipment with a cost of $28.5 million and $56.5 million and accumulated amortization of $9.9 million and $17.5 million at December 31, 2004 and 2003, respectively. The amortization of the equipment under capital leases is included in depreciation expense.
      The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

December 31,
2004

(In thousands)
2005	$15,068
2006	1,815

Total minimum lease payments	16,883
Less: Amount representing interest	720

Present value of minimum lease payments	16,163
Less current portion	14,376

Capital lease obligations, long-term	$1,787

(13)	Derivative Financial Instruments
      The Company is a party to swap agreements that are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Since these instruments did not qualify for hedge accounting, the changes in the fair value of the interest rate swap agreements will be recognized in net earnings until maturities up to March 2009.
      For the years ended December 31, 2004, 2003 and 2002, the Company recognized a gain (loss) for the change in fair market value of the interest rate swap agreements of $2,631,000, $2,084,000 and ($5,897,000). The changes in fair market value of the interest rate swap agreements are recorded as interest expense.

(14)	Accumulated Other Comprehensive Loss
      In conjunction with the June 2003 private placement of Senior Notes, the Company entered into a cash flow hedge to lock the benchmark interest rate used to set the coupon rate for $50 million of the notes. The Company terminated the hedge when the coupon rate was set and paid $1.1 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity. This amount will be amortized as a yield adjustment of the interest rate on the seven-year series of notes. The Company amortized $145,000 and $70,000 into interest expense during the years ended December 31, 2004 and 2003, respectively.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Commitments

Operating Leases
      The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 2004, the future minimum lease payments under noncancelable operating leases are as follows:

	Revenue
Years Ending December 31,	Equipment	Facilities	Total

	(In thousands)
2005	$52,452	$1,329	$53,781
2006	39,470	656	40,126
2007	29,848	389	30,237
2008	3,512	242	3,754
2009	115	116	231
Thereafter

Total minimum lease payments	$125,397	$2,732	$128,129

      The revenue equipment leases generally include purchase options exercisable at the completion of the lease. The Company recorded gains (losses) of approximately ($3,378,000), $247,000 and $1,800,000 from the sale of leased tractors in 2004, 2003, and 2002, respectively.

Purchase Commitments
      The Company had commitments outstanding to acquire revenue equipment for approximately $320 million at December 31, 2004. These purchases are expected to be financed by operating leases, debt, proceeds from sales of existing equipment and cash flows from operations. The Company has the option to cancel such commitments with 60 days notice.
      In addition, the Company had remaining commitments of $9.5 million as of December 31, 2004 under contracts relating to acquisition, development and improvement of facilities.

Guarantees
      The Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess of the guarantee amount above the fair market value, if any. The maximum potential amount of future payments the Company would be required to make under these guarantees is $77 million.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Earnings Per Share
      The computation of basic and diluted earnings per share is as follows:

	Year ending December 31,

	2004	2003	2002

	(In thousands, except per share
	amounts)
Net earnings	$103,482	$79,371	$59,588

Weighted average shares:
Common shares outstanding for basic earnings per share	79,306	83,474	85,502
Equivalent shares issuable upon exercise of stock options	870	1,253	1,426

Diluted shares	80,176	84,727	86,928

Basic earnings per share	$1.30	$.95	$.70

Diluted earnings per share	$1.29	$.94	$.69

      Equivalent shares issuable upon exercise of stock options exclude 3,979,200, 1,452,000 and 436,000 shares in 2004, 2003 and 2002, respectively, as the effect was antidilutive.

(17)	Stockholders’ Equity
      The Company purchased 14,132,249, 1,201,000 and 3,079,227 shares of its common stock for a total cost of $252.6 million, $18.9 million and $52.0 million during 2004, 2003 and 2002, respectively. All of the shares purchased are being held as treasury stock and may be used for issuances under the Company’s employee stock option and purchase plans or for other general corporate purposes. As of December 31, 2004, the Company completed all open authorizations made by the Board of Directors to repurchase common stock.

Stock Option Plans
      The Company has a number of stock options under various plans. Options granted by M.S. Carriers have generally been granted with an exercise price equal to the market price on the grant date and expire on the tenth anniversary of the grant date. The options granted to M.S. Carriers employees vested on June 29, 2001. Options granted by Swift to employees have been granted with an exercise price equal to 85 or 100 percent of the market price on the grant date and expire on the tenth anniversary of the grant date. The majority of options granted by Swift to employees vest 20 percent per year beginning on the fifth anniversary of the grant date or vest pro-rata over a nine year period. Options granted to Swift non-employee directors have been granted with an exercise price equal to 85 percent of the market price beginning on the grant date, vest on the grant date and expire on the sixth anniversary of the grant date.
      As of December 31, 2004, the Company is authorized to grant an additional 5,391,056 million shares.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 through 2004:

	2004	2003	2002

Dividend yield	0%	0%	0%
Expected volatility	45%	40%	45%
Risk free interest rate	4.0%	4.2%	3.9%
Expected lives (days after vesting date)	179	172	150

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of the status of the Company’s fixed stock option plans as of December 31, 2004, 2003 and 2002, and changes during the years then ended on those dates is presented below:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	8,298,723	$14.50	6,944,487	$12.41	6,142,239	$10.89
Granted
At market value	2,008,537	$18.17
Below market value	481,785	$13.84	2,527,000	$18.42	2,059,500	$16.51
Exercised	(785,339)	$11.72	(840,857)	$9.85	(809,479)	$9.78
Forfeited	(1,061,358)	$14.34	(331,907)	$12.48	(447,773)	$15.68

Outstanding at end of year	8,942,348	$15.57	8,298,723	$14.50	6,944,487	$12.41

Options exercisable at year-end	1,504,780		1,238,305		1,245,367
Weighted-average fair value of options granted during the year
At market value	$9.84

Below market value	$10.13		$12.97		$12.10

      The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$5.61 to $11.10	2,526,070	4.38	$10.48	605,328	$9.50
$11.17 to $16.79	1,856,893	6.78	$15.73	383,859	$14.36
$17.14 to $18.42	1,662,458	8.66	$17.55	74,650	$17.79
$18.54	2,119,577	8.50	$18.54	310,343	$18.54
$18.67 to $21.30	777,350	8.81	$19.43	130,600	$19.44

	8,942,348	7.04	$15.57	1,504,780	$13.88

Employee Stock Purchase Plan
      Under the 1994 Employee Stock Purchase Plan, the Company is authorized to issue up to 4.5 million shares of common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Each employee is restricted to purchasing during each period a maximum of $12,500 of stock determined by using the beginning-of-period price. Under the Plan, the Company issued 360,360, 356,646 and 324,155 shares to 2,349, 2,627 and 2,469 employees in 2004, 2003 and 2002, respectively. Compensation cost

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is calculated as the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

	2004	2003	2002

Dividend yield	0%	0%	0%
Expected volatility	45%	40%	45%
Risk free interest rate	2.55%	1%	1.5%
      The weighted-average fair value of those purchase rights granted in 2004, 2003 and 2002 was $5.42, $5.12 and $6.12, respectively.

(18)	Income Taxes
      Income tax expense consists of:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Current expense:
Federal	$32,720	$16,279	$16,904
State	2,192	1,395	1,000
Foreign		371

	34,912	18,045	17,904

Deferred expense:
Federal	24,086	28,153	17,147
State	(4,562)	2,413	1,469
Foreign	2,031

	21,555	30,566	18,616

	$56,467	$48,611	$36,520

      The Company’s effective tax rate was 35%, 38% and 38% in 2004, 2003 and 2002, respectively. The actual tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes) as follows:

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Computed “expected” tax expense	$55,982	$44,794	$33,638
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	3,209	2,496	2,166
Per diem allowances	1,676
State tax rate change in deferred items	(4,614)
Other, net	214	1,321	716

	$56,467	$48,611	$36,520

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2004	2003

	(In thousands)
Deferred tax assets:
Claims accruals	$74,664	$61,286
Accounts receivable due to allowance for doubtful accounts	4,852	3,050
Nondeductible accruals	3,314	2,486
Derivative financial instruments	1,962	3,004
Other	6,901	3,440

Total deferred tax assets	91,693	73,266

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(329,035)	(286,041)
Prepaid taxes, licenses and permits deducted for tax purposes	(8,513)	(7,926)
Contested liabilities		(17,116)
Contractual commitments deducted for tax purposes	(16,159)
Other	(11,358)	(14,001)

Total deferred tax liabilities	(365,065)	(325,084)

Net deferred tax liability	$(273,372)	$(251,818)

      These amounts are presented in the accompanying consolidated balance sheets as follows:

	December 31,

	2004	2003

	(In thousands)
Current deferred tax asset	$12,839	$3,133
Noncurrent deferred tax liability	(286,211)	(254,951)

Net deferred tax liability	$(273,372)	$(251,818)

(19)	Settlement of Litigation
      In June 2002, the Company entered into a settlement agreement with an insurance company. Pursuant to this settlement, the insurance company agreed to provide certain insurance coverage, at no cost to the Company, through December 2004 in exchange for the Company releasing all claims that were the subject of the litigation. The Company recognized this settlement amount as a reduction of insurance expense as the insurance coverage was provided during the period from July 1, 2002 through December 31, 2004. In addition, the Company deferred $21.1 million of legal expenses, which were paid pursuant to a contingent fee arrangement based upon the Company’s estimated valuation of the insurance provided of between $65 million and $74 million. In the event that the Company did not receive the future insurance coverage due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers, the Company would have received a reimbursement of its legal expenses on a declining basis ranging from $15.8 million through December 15, 2002 to $3.9 million through July 1, 2004. These legal expenses were amortized on a straight-line basis over the thirty-month period beginning July 1, 2002 through December 31, 2004.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Claims Accruals
      The Company’s insurance program for liability, physical damage and cargo damage involves self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate.
      Claims accruals represent accruals for the uninsured portion of pending claims at December 31, 2004 and 2003. The current portion reflects the amounts of claims expected to be paid in the following year. These accruals are estimated based on management’s evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company’s past claims experience. Claims accruals also include accrued medical expenses under the Company’s group medical insurance program.

(21)	Fair Value of Financial Instruments
      Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

Accounts Receivable and Payable
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

Senior Notes
      The fair value of the Senior Notes, measured as the present value of the future cash flows using the current borrowing rate for comparable maturity notes, is estimated to be $194.5 million as of December 31, 2004.

Limitations
      Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 2004, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

(22)	Employee Benefit Plans
      The Company maintains a 401(k) profit sharing plan for all employees who are 19 years of age or older and have completed six months of service. The Plan provides for a mandatory matching contribution equal to the amount of the employee’s salary reduction, but not to exceed 1% of the employee’s compensation. Also, the plan provides for a discretionary contribution not to exceed 4% of the employee’s compensation, limited to the amount permitted under the Internal Revenue Code as deductible expenses. The Company may also make

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
voluntary profit sharing contributions. Employees’ rights to employer contributions vest after five years from their date of employment. The Company’s expense totaled approximately $8.1 million, $8.2 million and $6.0 million for 2004, 2003 and 2002, respectively.

(23)	Key Customer
      Services provided to our largest customer, Wal Mart, generated 15%, 12% and 7% of operating revenue in 2004, 2003 and 2002, respectively. No other customer accounted for 10% or more of our operating revenue in any reporting period.

(24)	Related Party Transactions
      In November 2004, Swift hired Bob Cunningham as its President and Chief Operating Officer and disclosed at that time that Mr. Cunningham is the owner of Cunningham Commercial Vehicles, a Freightliner dealership. Swift purchased tractors, parts and services totaling $25 million, $84 million and $174 million in 2004, 2003 and 2002, respectively. Purchases since Mr. Cunningham’s appointment total $957,000. At December 31, 2004 and 2003, Swift owed $347,000 and $1.4 million, respectively, for these purchases. Mr. Cunningham is actively pursuing a buyer for his business to eliminate any future related party transactions. In addition to Cunningham Commercial Vehicles, Mr. Cunningham owns Nexuse Manufacturing, from whom Swift purchased a truck repair facility (and accompanying parts and equipment) in July 2004. The facility was purchased for $800,000 and the parts and equipment purchase totaled $10,825.
      Swift obtains drivers for the owner-operator portion of its fleet by entering into contractual arrangements either with individual owner-operators or with fleet operators. Fleet operators maintain a fleet of tractors and directly negotiate with a pool of owner-operators and employees whose services the fleet operator then offers to Swift. One of the largest fleet operators with whom Swift does business is Interstate Equipment Leasing, Inc. (“IEL”), a corporation wholly-owned by Jerry Moyes, Swift’s Chief Executive Officer. Swift pays the same or comparable rate per mile for purchased transportation services to IEL that it pays to independent owner-operators and other fleet operators. During 2004, 2003 and 2002, Swift paid $13.1 million, $17.3 million and $23.4 million to IEL for purchased transportation services. Swift owed $536,000 and $255,000 for these purchased transportation services at December 31, 2004 and 2003, respectively.
      Swift also purchases new tractors and sells them to IEL at a mark-up over Swift’s cost. Both the purchase price of the tractors and Swift’s margin are prepaid by IEL before Swift acquires the tractors. IEL then leases the tractors to its pool of owner-operators and employees, including owner-operators that haul loads for Swift. Swift believes this arrangement allows it to obtain ready access to IEL’s pool of owner-operators while avoiding the carrying and overhead costs associated with owning the tractors and leasing them to owner-operators. In 2004, 2003 and 2002, Swift acquired new tractors and sold them to IEL for $17.2 million, $54.0 million and $35.7 million, respectively and recognized fee income of $618,000, $1.9 million, and $1.3 million respectively.
      In addition, Swift sells used tractors to IEL. During 2004, 2003 and 2002, Swift sold used revenue equipment totaling $89,500, $319,000 and $1.1 million respectively, and recognized a gain of $41,000, $23,000 and $83,000 in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003 nothing was owed to Swift for this equipment. Swift also provides drivers and trainees to IEL to operate IEL trucks on Swift loads if there is no Swift equipment available. In 2004, 2003 and 2002, respectively, Swift received $2.7 million, $4.9 million and $4.2 million from IEL for wages and benefits of drivers and trainees provided to IEL for this purpose. At December 31, 2004 and 2003, Swift was owed $198,000 and $149,000, respectively for these services. Swift paid IEL $104,000, $135,000 and $116,000 during 2004, 2003 and 2002, respectively, for various other services (including driver security deposits transferred from MS Carriers to IEL upon drivers obtaining new leases).

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Swift Aviation Services, Inc. and Swift Air, Inc., corporations wholly-owned by Jerry Moyes, provide air transportation services to Swift. These services totaled $395,000, $577,000 and $764,000 for the years ended December 31, 2004, 2003, and 2002, respectively. Swift owed nothing for these services at December 31, 2004 and 2003.
      Swift provides transportation, repair, facilities leases and other services to several trucking companies affiliated with Jerry Moyes as follows:
      Two trucking companies affiliated with Jerry Moyes hire Swift for truckload hauls for their customers: Central Freight Lines, Inc. (Central Freight), a publicly traded less-than truckload carrier and Central Refrigerated Service, Inc. (Central Refrigerated), a privately held refrigerated truckload carrier. Jerry Moyes owns an approximately 40% interest in Central Freight and serves as its Chairman. Mr. Moyes is the principal stockholder of Central Refrigerated. Swift also provides repair, facilities leases and other truck stop services to Central Freight and Central Refrigerated. Swift recognized $14.8 million, $22.6 million, and $20.5 million in operating revenue in 2004, 2003 and 2002, respectively for these services to Central Freight and Central Refrigerated. At December 31, 2004 and 2003, $1 million and $957,000, respectively, was owed to Swift for these services.
      Swift provides freight services for two additional companies affiliated with Jerry Moyes — SME Industries and Aloe Splash with total operating revenues of $336,000, $247,000 and $135,000 recognized for years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, $115,000 and $51,000, respectively, was owed to Swift for these services.
      The rates that Swift charges each of these companies for transportation services, in the case of truckload hauls, are market rates comparable to what it charges its regular customers, thus providing Swift with an additional source of operating revenue at its normal freight rates. The rates charged for repair and other truck stop services is comparable to what Swift charges its owner operators, which is at a mark up over Swift’s cost. In addition, Swift leases facilities from Central Freight and paid $422,000, $612,000 and $417,000 to the carrier for facilities rented in 2004, 2003 and 2002, respectively.
      In 2002, Swift provided transportation, repair and other services to Simon Transportation Services, Inc., which is majority owned by Jerry Moyes. There was no activity in 2004 or 2003. Swift recognized $380,000 in operating revenue in 2002 related to the services provided. At December 31, 2004 and 2003, nothing was owed to Swift for these services.
      The Company purchased $284,000, $2.4 million and $4.3 million of refrigeration units and parts in 2004, 2003 and 2002, respectively, from Thermo King West, a Thermo King dealership owned by William F. Riley III, an executive officer of Swift. Thermo King Corporation, a unit of Ingersoll-Rand Company limited, requires that all purchases of refrigeration units be made through one of its dealers. Thermo King West is the exclusive dealer in the southwest. Pricing terms are negotiated directly with Thermo King Corporation, with additional discounts negotiated between Swift and Thermo King West once pricing terms are fixed with Thermo King Corporation. Thermo King Corporation is one of only two companies that supplies refrigeration units that are suitable for Swift’s needs.
      Swift obtains legal services from Scudder Law Firm. Earl Scudder, a director of Swift, is a member of Scudder Law Firm. The rates charged to Swift for legal services reflect market rates charged by unrelated law firms for comparable services. In 2004, 2003 and 2002, Swift incurred fees for legal services from Scudder Law Firm in the amount of $217,000, $341,000 and $140,000, respectively.
      Swift made a one-time purchase of 300 tow booms from Southwest Stair, a steel fabricator and subsidiary of SME Industries in the amount of $699,000. The tow booms were required for delivery of new Volvo tractors. Bids were obtained from 2 other unrelated parties, however, only Southwest Stair could meet the time-frame commitment required by Swift for timely delivery of the tractors.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      All of the above related party arrangements were approved by the independent members of Swift’s Board of Directors.

(25)	Contingencies
      The Company is involved in certain claims and pending litigation arising in the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the Company.

(26)	Acquisition of Merit Distribution Services, Inc.
      On July 1, 2003, the Company completed the acquisition of certain assets of Merit Distribution Services, Inc. Merit’s fleet consisted of 825 tractors, including 140 owner-operators, and 1,400 trailers of which 455 tractors and 1,100 trailers were leased. Merit’s primary business consists of a series of dedicated regional trucking fleets that serve Wal-Mart’s grocery distribution centers and retail outlets. This acquisition enhanced our relationship with Wal-Mart, our largest customer. The results of Merit’s operations have been included in the consolidated financial statements since July 1, 2003.
      The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Customer relationship intangible asset	$40,726
Goodwill	16,333
Revenue equipment	27,050
Other assets	1,601
Liabilities assumed	(4,120)

Cash paid	$81,590

      The value assigned to the customer relationship intangible asset was determined by performing a valuation analysis using historical financial and non-financial information obtained about Merit. Since we cannot reliably determine the pattern in which economic benefits of the customer relationship intangible are consumed, the asset is being amortized on a straight-line basis over a 15-year period. All of the goodwill will be deductible for tax purposes.
      Information related to the customer relationship intangible asset is as follows:

	As of December 31,

	2004	2003

	(In thousands)
Customer relationship intangible asset:
Gross carrying amount	$45,726	$40,726
Accumulated amortization	(4,406)	(1,191)

	$41,320	$39,535

      The aggregate amortization expense related to customer relationship intangible asset was $3.2 million and $1.1 million for the years ended December 31, 2004 and 2003, respectively. The estimated amortization expense for each of the next five years is approximately $3 million.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The results of operations for the years ended December 31, 2003 and 2002 as though the Merit acquisition had been completed as of the beginning of each respective period are as follows:

	Year ended December 31,

	2003	2002

	(In thousands,
	except share data)
Operating revenue	$2,471,000	$2,245,000
Net earnings	$82,954	$64,204
Diluted earnings per share	$.98	$.74

(27)	Acquisition of Trans-Mex, Inc. S.A. DE C.V.
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
      Trans-Mex was formed in 1990 and we held a 49% interest, accounted for under the equity method, at formation. Included in the formation documents was the pricing formula (EBITDA based) for our option to purchase the remaining 51%. Since we were purchasing a cash flow stream and there was no significant adjustment of the existing Trans-Mex assets to fair value, a significant amount of goodwill was recorded.
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

      Management believes the goodwill will not be deductible for tax purposes.
      The results of operations for 2004, 2003, and 2002 as though the Trans-Mex acquisition had been completed as of the beginning of each respective period are as follows:

	Year ended December 31,

	2004	2003	2002

	(In thousands, except share data)
Revenue	$2,826,201	$2,408,951	$2,109,333
Net earnings	103,514	80,046	59,616
Diluted earnings per share	$1.29	$0.95	$0.69

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(28)	Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except share data)
Year Ended December 31, 2004
Operating revenue	$622,374	$691,032	$727,318	$785,477
Operating income	14,660	59,498	45,076	61,333
Net earnings	6,404	34,584	25,699	36,795
Basic earnings per share	.08	.43	.32	.50
Diluted earnings per share	.08	.43	.32	.50
Year Ended December 31, 2003
Operating revenue	$551,303	$584,909	$623,875	$637,568
Operating income	18,345	34,702	42,152	45,842
Net earnings	8,897	19,161	24,576	26,737
Basic earnings per share	.11	.23	.29	.32
Diluted earnings per share	.10	.23	.29	.31

(29)	Subsequent Event — Sale of Autohaul Assets and Business
      In the third quarter of 2004, we reclassified certain non-core assets comprising our autohaul business as assets held for sale. In the fourth quarter of 2004, we entered into a non-binding letter of intent with Auto Carrier Holdings Inc. (ACH) that contemplates the sale to ACH of our autohaul business and the majority of our autohaul revenue-producing equipment, as well as our Selkirk terminal and shop facility.
      On Jan. 25, 2005, our board of directors authorized management to negotiate definitive documentation providing for the sale of these assets to ACH for a purchase price of $46.5 million, which includes combined payments of $4.5 million in 90 and 270 days, a $17.0 million note payable to Swift over a six-year period and the balance in cash on the closing date. As part of this transaction, Swift would also be required to provide certain bookkeeping and other related services to ACH on a transitional basis. The book value of the assets to be sold and the value of related services is approximately $50.5 million.
      Based on an evaluation in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we estimated that the transaction would result in a non-cash charge for impairment to the book value of certain of the assets to be sold of approximately $4.0 million on a pre-tax basis. This non-cash charge was recognized under generally accepted accounting principles in the fourth quarter of 2004 and recorded in depreciation expense.
      We expect this transaction to be finalized during the first quarter or early in the second quarter of 2005, subject to the negotiation of definitive agreements, receipt of purchaser financing and other customary closing conditions.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
      The Company has never filed a Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure, or otherwise.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 15d-15(e).
      Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.
Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
      Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.
      Management has engaged KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. Its report dated March 8, 2005 is included herein.
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Swift Transportation Co., Inc.:
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Swift Transportation Co., Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Swift Transportation Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Swift Transportation Co., Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Swift Transportation Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004 and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Phoenix, Arizona
March 8, 2005
Changes in Internal Control over Financial Reporting
      There were no changes in the Company’s internal controls over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information with respect to continuing directors and nominees of the Company is set forth under the captions “Information Concerning Directors, Nominees and Officers,” “Meetings of the Board of Directors and its Committees,” and “Director Compensation” in the Registrant’s Notice and Proxy Statement relating to its 2005 Annual Meeting of Stockholders (“the 2005 Notice and Proxy Statement”) incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Registrant’s 2005 Notice and Proxy Statement is not being filed as a part hereof.
      We have adopted a code of ethics that applies to all directors, officers and employees of the Company, including the Chief Executive Officer, Chief Financial Officer, and the Corporate Controller. A copy of our code of ethics has been filed as an exhibit to our 2003 Form 10-K. If we make any amendment to, or grant any waivers of, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our internet website at www.swifttrans.com.

Item 11.	Executive Compensation
      Information required by this Item with respect to executive compensation is set forth under the captions “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the 2005 Notice and Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth under the captions “Compensation Committee Report on Executive Compensation” and “Stock Price Performance Graph” contained in the 2005 Notice and Proxy Statement are not incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      Information required by Item 403 of Regulation S-K under this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Principal Stockholders and Management and Related Stockholder Matters” in the 2005 Notice and Proxy Statement and is incorporated herein by reference. Information required by Item 201(d) of Regulation S-K under this Item with respect to equity compensation plan information is included under the caption “Equity Compensation Plan Information as of December 31, 2004” in the 2005 Notice and Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      Information with respect to certain relationships and transactions of management is set forth under the caption “Certain Transactions and Relationships” and “Compensation Committee Interlocks and Insider Participation” in the 2005 Notice and Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information required by this Item with respect to the fees and services of our principal accountant is included under the caption “Principal Accountant Fees and Services” in the 2005 Notice and Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a) Financial Statements and Schedules.

(i) Financial Statements

Page or
Method of Filing

(1)	Report of KPMG LLP	Page 33
(2)	Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 2004 and 2003 and related Consolidated Statements of Earnings, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2004	Pages 34-56

(ii) Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.
      (b) Exhibits.

Exhibit			Page or
Number		Description	Method of Filing

3.1		Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-85940)
3.2		Bylaws of the Registrant	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-3 (Registration No. 33-66034)
3	.2.1	Amendment to Bylaws of Registrant	Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 3, 2004
4.1		Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992 (the ‘1992 Form 10-K”)
10.1		Stock Option Plan, as amended through November 18, 1994*	Incorporated by Reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 Form 10-K”)
10.2		Non-Employee Directors Stock Option Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.8 of the 1994 Form 10-K
10.3		Employee Stock Purchase Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.9 of the 1994 Form 10-K
10.4		Swift Transportation Co., Inc. Retirement (401(k)) Plan dated January 1, 1992*	Incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 Registration Statement No. #33-52454
10.5		1999 Stock Option Plan, as amended*	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 (Registration No. 333-53566)

Exhibit			Page or
Number		Description	Method of Filing

10.6		Non-Employee Directors Stock Option Plan (Amended and Restated as of June 7, 2000)*	Incorporated by reference to Notice and Proxy Statement For Annual Meeting of Stockholders to be held on June 7, 2000 (the “2000 Proxy Statement”)
10.7		Receivables Sales Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (the “1999 Form 10-K”)
10	.7.1	Second Amendment Dated December 27, 2001 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”)
10	.7.2	Fourth Amendment Dated December 26, 2002 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”)
10	.7.3	Fifth Amendment Dated December 24, 2003 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Incorporated by reference to Exhibit 10.9.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”)
10	.7.4	Sixth Amendment Dated December 22, 2004 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation	Filed herewith
10.8		Purchase and Sale Agreement Dated December 30, 1999 between Swift Transportation Corporation and Swift Receivables Corporation	Incorporated by reference to Exhibit 10.17 of the 1999 Form 10-K
10.9		Nonqualified Deferred Compensation Agreement*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “2000 First Quarter Form 10-Q”)
10	.9.1	First Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004*	Filed herewith
10.10		Operating Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.19 of the 2000 First Quarter Form 10-Q
10.11		Initial Subscription Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.20 of the 2000 First Quarter Form 10-Q
10.12		Swift Transportation Corporation Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 (the “2002 First Quarter Form 10-Q”)

Exhibit			Page or
Number		Description	Method of Filing

10.13		Swift Transportation Co., Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008 And $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003	Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
10	.13.1	First Amendment Dated July 8, 2004 to Swift Transportation Co., Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008, and $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003	Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (the “2004 Second Quarter Form 10-Q)
10.14		Swift Transportation Co., Inc. 2003 Stock Incentive Plan*	Incorporated by reference to Annex A of the Company’s 2003 Proxy Statement
10.15		Amended and Restated Revolving Credit Agreement dated June 24, 2004 among Swift Transportation Co., Inc., an Arizona Corporation, As Borrower, Swift Transportation Co., Inc., a Nevada Corporation, as Holdings, the Lenders From Time to Time Party Hereto and SunTrust Bank as Administrative Agent	Incorporated by reference to Exhibit 10.23 of the Company’s 2004 Second Quarter Form 10-Q
10.16		Amendment to the Swift Transportation Co., Inc. 1994 Employee Stock Purchase Plan*	Incorporated by reference to Exhibit D of the Company’s 2004 Proxy Statement
10.17		2004 Executive Management Incentive Plan*	Incorporated by reference to Exhibit E of the Company’s 2004 Proxy Statement
14		Code of Ethics	Incorporated by reference to Exhibit 14 of the Company’s 2003 Form 10-K
21		Subsidiaries of Registrant	Filed herewith
23		Consent of KPMG LLP	Filed herewith
31.1		Rule 13a-14(a)/15d-14(a) Certificate of Jerry Moyes, Chairman and Chief Executive Officer	Filed herewith
31.2		Rule 13a-14(a)/15d-14(a) Certificate of William F. Riley III, Chief Financial Officer	Filed herewith
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Jerry Moyes and William F. Riley III	Furnished herewith

*	Indicates a compensation plan

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 8th day of March, 2005.

SWIFT TRANSPORTATION CO., INC.,
a Nevada corporation

By	/s/ Jerry C. Moyes

Jerry C. Moyes
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jerry C. Moyes Jerry C. Moyes	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 8, 2005

/s/ Robert W. Cunningham Robert W. Cunningham	President, Chief Operating Officer and Director	March 8, 2005

/s/ William F. Riley William F. Riley III	Senior Executive Vice President, Chief Financial Officer, Secretary, and Director	March 8, 2005

/s/ Karl Eller Karl Eller	Director	March 8, 2005

/s/ Alphonse E. Frei Alphonse E. Frei	Director	March 8, 2005

/s/ David Goldman David Goldman	Director	March 8, 2005

/s/ Dale M. Jensen Dale M. Jensen	Director	March 8, 2005

/s/ Paul M. Mecray Paul M. Mecray III	Director	March 8, 2005

/s/ Jock Patton Jock Patton	Director	March 8, 2005

Signature	Title	Date

/s/ Earl H. Scudder Earl H. Scudder	Director	March 8, 2005

/s/ Stephen R. Attwood Stephen R. Attwood	Corporate Controller	March 8, 2005

EXHIBIT INDEX

Exhibit
Number		Description

10	.7.4	Sixth Amendment Dated December 22, 2004 to Receivables Sale Agreement Dated As Of December 30, 1999 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and Amsterdam Funding Corporation
10	.9.1	First Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004
21		Subsidiaries of Registrant
23		Consent of KPMG LLP
31.1		Rule 13a-14(a)/15d-14(a) Certificate of Jerry Moyes, Chairman and Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certificate of William F. Riley III, Chief Financial Officer
32		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Jerry Moyes and William F. Riley III