Form 10-Q
period 2005-03-31
SWIFT TRANSPORTATION CO INC
filed 2005-05-09
CIK 863557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0–18605

SWIFT TRANSPORTATION CO., INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0666860
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2200 South 75th Avenue
Phoenix, AZ 85043
(602) 269-9700
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive office)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     Yes ☒     No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 5, 2005)
Common stock, $.001 par value: 72,204,704 shares

 PART I
FINANCIAL INFORMATION

PART I.     FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2005	2004

	(unaudited)
Assets
Current assets:
Cash	$18,581	$28,245
Accounts receivable, net	331,559	331,093
Equipment sales receivable	3,821	4,463
Inventories and supplies	12,054	12,989
Prepaid taxes, licenses and insurance	41,705	24,179
Assets held for sale	52,882	51,757
Deferred income taxes	12,839	12,839

Total current assets	473,441	465,565

Property and equipment, at cost:
Revenue and service equipment	1,736,184	1,698,955
Land	84,191	84,411
Facilities and improvements	276,358	273,473
Furniture and office equipment	87,932	86,562

Total property and equipment	2,184,665	2,143,401
Less accumulated depreciation and amortization	715,844	697,222

Property and equipment, net	1,468,821	1,446,179

Investment in Transplace		181
Note Receivable from Transplace	6,331
Other assets	20,978	20,725
Customer relationship intangible, net	40,558	41,320
Goodwill	56,188	56,188

	$2,066,317	$2,030,158

Continued
See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2005	2004

	(unaudited)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$105,106	$81,174
Accrued liabilities	118,363	96,654
Current portion of claims accruals	101,894	101,862
Current portion of long-term debt	583	829
Current portion of obligations under capital leases	11,636	14,376
Fair value of operating lease guarantees	1,429	1,575
Securitization of accounts receivable	225,000	240,000

Total current liabilities	564,011	536,470

Borrowings under revolving credit agreement	140,000	165,000
Senior notes	200,000	200,000
Obligations under capital leases, less current portion	1,653	1,787
Claims accruals, less current portion	109,893	97,188
Deferred income taxes	285,273	286,211
Fair value of interest rate swaps	3,418	5,233
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share Authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share Authorized 200,000,000 shares; 93,710,876 and 93,467,651 shares issued at March 31, 2005 and December 31, 2004, respectively	94	93
Additional paid-in capital	338,218	333,720
Retained earnings	785,780	766,333
Treasury stock, at cost (21,570,326 shares at March 31, 2005 and December 31, 2004)	(361,321)	(361,321)
Accumulated other comprehensive income and other	(702)	(556)

Total stockholders’ equity	762,069	738,269

	$2,066,317	$2,030,158

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Earnings
(unaudited)
(In thousands, except share data)

	Three Months Ended
	March 31,

	2005	2004

Operating revenue	$742,618	$622,374

Operating expenses:
Salaries, wages and employee benefits	249,063	234,710
Operating supplies and expenses	67,145	66,935
Fuel	136,313	88,974
Purchased transportation	127,492	107,553
Rental expense	16,978	20,844
Insurance and claims	40,394	25,242
Depreciation and amortization	48,256	40,860
Communication and utilities	8,265	7,796
Operating taxes and licenses	17,179	14,800

Total operating expenses	711,085	607,714

Operating income	31,533	14,660

Other (income) expenses:
Interest expense	4,972	6,006
Interest income	(152)	(133)
Other, net	(5,167)	(1,549)

Other (income) expenses, net	(347)	4,324

Earnings before income taxes	31,880	10,336
Income taxes	12,433	3,932

Net earnings	$19,447	$6,404

Basic earnings per share	$.27	$.08

Diluted earnings per share	$.26	$.08

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2005	2004

Net earnings	$19,447	$6,404
Other comprehensive income:
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $14 in 2005 and 2004	23	22
Foreign currency translation	(169)	188

Comprehensive income	$19,301	$6,614

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(unaudited)
(In thousands, except share data)

						Accumulated
	Common Stock					Other
			Additional			Comprehensive	Total
		Par	Paid-In	Retained	Treasury	Income and	Stockholders’
	Shares	Value	Capital	Earnings	Stock	Other	Equity

Balances, December 31, 2004	93,467,651	$93	$333,720	$766,333	$(361,321)	$(556)	$738,269
Issuance of common stock under stock option and employee stock purchase plans	243,225	1	3,051				3,052
Income tax benefit arising from the exercise of stock options			953				953
Amortization of deferred compensation			494				494
Reclassification of cash flow hedge to interest expense						23	23
Foreign currency translation						(169)	(169)
Net earnings				19,447			19,447

Balances, March 31, 2005	93,710,876	$94	$338,218	$785,780	$(361,321)	$(702)	$762,069

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2005	2004

Cash flows from operating activities:
Net earnings	$19,447	$6,404
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	48,363	42,151
Deferred income taxes	(938)	5,107
Income tax benefit arising from the exercise of stock options	953	1,416
Provision for losses on accounts receivable	1,638
Amortization of deferred compensation	494	3,727
Change in fair market value of interest rate swaps	(1,815)	1,079
Gain on sale of non-revenue equipment	(4,309)	(2,419)
Amortization of deferred legal fees		2,119
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(2,104)	7,946
Inventories and supplies	935	7,547
Prepaid expenses	(17,526)	(8,527)
Other assets	(6,435)	(93)
Accounts payable, accrued liabilities and claims accruals	43,001	19,437

Net cash provided by operating activities	81,704	85,894

Cash flows from investing activities:
Proceeds from sale of property and equipment	17,490	32,265
Capital expenditures	(72,427)	(85,908)
Repayment of note receivable		86
Payment for purchase of Trans-Mex		(10,810)
Payments received on equipment sale receivables	3,880	5,998

Net cash used in investing activities	(51,057)	(58,369)

Continued
See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows
(unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2005		2004

Cash flows from financing activities:
Repayments of capital lease obligations and long-term debt		(3,121)	(5,332)
Borrowings under line of credit			60,000
Repayments of borrowings under line of credit		(25,000)
Change in borrowings under accounts receivable securitization		(15,000)	20,000
Proceeds from issuance of common stock under stock option plans		3,052	2,772
Accumulated other comprehensive loss		23
Purchases of treasury stock			(73,982)

Net cash provided by (used in) financing activities		(40,046)	3,458

Effect of exchange rate changes on cash		(265)	188

Net (decrease) increase in cash		(9,664)	31,171
Cash at beginning of period		28,245	19,055

Cash at end of period		$18,581	$50,226

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest		$4,769	$3,092

Income taxes		$5,715	$2,798

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables		$3,843	$4,838

Equipment purchase accrual		$15,232

Stock issued in acquisition of Trans-Mex	$		$20,162

Accrual of additional Merit acquisition cost	$		$5,000

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
      The financial statements have been prepared in accordance with United States generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.	Stock Compensation Plans
      The Company currently applies APB Opinion No. 25 and related interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for Swift’s Employee Stock Purchase Plan. The compensation cost that has been charged against earnings for its Fixed Stock Option Plans was $494,000 and $3.7 million for the three months ended March 31, 2005 and 2004, respectively.
      Had compensation cost for the Company’s four stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		Three Months Ended
		March 31,

		2005	2004

Net earnings (in thousands)	As Reported	$19,447	$6,404
	Add: Compensation expense, using intrinsic method, net of tax	301	2,311
	Deduct: Compensation expense, using fair value method, net of tax	(1,626)	(3,377)

	Pro forma	$18,122	$5,338

Basic earnings per share	As Reported	$.27	$.08

	Pro forma	$.25	$.06

Diluted earnings per share	As Reported	$.26	$.08

	Pro forma	$.25	$.06

      Pro forma net earnings reflect only options granted in 1995 through March 31, 2005. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 3.	Note Receivable from Transplace
      In January 2005, the Company loaned $6.3 million to Transplace Texas, LP, a subsidiary of Transplace, Inc. of which the Company owns an equity interest of approximately 29%. The subordinated loan accrues interest at the rate of 6% per annum on the unpaid principal amount. All accrued interest and principal is due January 7, 2007.

Note 4.	Earnings Per Share
      The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,

	2005	2004

	(In thousands, except
	per share amounts)
Net earnings	$19,447	$6,404

Weighted average shares:
Common shares outstanding for basic earnings per share	72,023	83,937
Equivalent shares issuable upon exercise of stock options	1,459	1,037

Diluted shares	73,482	84,974

Basic earnings per share	$.27	$.08

Diluted earnings per share	$.26	$.08

Note 5.	Contingencies
      The Company is involved in certain claims and pending litigation arising from the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition of the Company.

Note 6.	Subsequent Event — Sale of Autohaul Assets and Business
      In April 2005, we completed the sale of our autohaul assets and business for approximately $46.1 million, $25 million of which was paid in cash at closing, $3.5 million is due on July 15, 2005, $0.6 million is due on January 15, 2006 and $17 million is payable to Swift in the form of a note due over a six year period. As part of this transaction, Swift is required to provide certain bookkeeping and other related services to Auto Carrier Holdings, Inc. on a transitional basis.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
      Swift operates the largest fleet of truckload carrier equipment in the United States. We operate predominantly in one industry, over the road transportation, as a truckload motor carrier and thus have only one reportable segment. Our fleet contains approximately 18,700 tractors and 51,600 trailers which are driven by more than 22,000 drivers and owner-operators. We earn revenue by hauling freight for retailers, manufacturers and other companies. We manage our business through a network of 38 major terminals located strategically across the United States and Mexico. This allows us to combine strong regional operations with a transcontinental van operation. Our services include dry van, refrigerated, flat-bed, heavy-haul and dedicated van offerings. The principal types of freight we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food, beverages and beverage containers and building materials. Principally, we operate within short-to-medium-haul traffic lanes with an average length of haul of less than 600 miles.
      In the past few years, the truckload industry has generally experienced increases in driver wages due to competition among carriers for qualified drivers, increases in fuel costs due to less efficient EPA approved engines in the tractors and higher crude oil prices, and increases in insurance costs. The availability of drivers and the cost increases have tightened the capacity growth in the industry while demand from shippers has increased. This has enabled us and other carriers to pass through many of our cost increases to the customers through higher rates. Our ability to continue to pass through these cost increases and retain qualified drivers could have a major impact on the results of our operations and financial condition in the future.
Sale of Autohaul Business and Assets
      In April 2005, we completed the sale of our autohaul assets and business for approximately $46.1 million, $25 million of which was paid in cash at closing, $3.5 million is due on July 15, 2005, $0.6 million is due on January 15, 2006 and $17 million is payable to Swift in the form of a note due over a six year period. As part of this transaction, Swift is required to provide certain bookkeeping and other related services to Auto Carrier Holdings, Inc. on a transitional basis.
Regulation
      We are regulated by the United States Department of Transportation. This regulatory authority has broad powers, generally governing matters such as authority to engage in motor carrier operations, safety, hazardous materials transportation, certain mergers, consolidations and acquisitions and periodic financial reporting. We are also regulated by various state agencies.
      Our safety rating is satisfactory, the highest rating given by Federal Motor Carrier Safety Administration (FMCSA). There are three safety ratings assigned to motor carriers: “satisfactory”, “conditional”, which means that there are deficiencies requiring correction, but not so significant to warrant loss of carrier authority; and “unsatisfactory”, which is the result of acute deficiencies and would lead to revocation of carrier authority. In 2003, a compliance review by the Arizona division of the FMCSA resulted in a proposed safety rating of conditional. The proposed drop in our rating status relates to the accuracy of the documentation of driving logs maintained by our drivers and owner operators. We have appealed this rating and petitioned FMSCA for a stay of the effective date of the proposed safety rating pending an administrative review of our rating status. Until this review is complete, our conditional rating is stayed and our rating remains “satisfactory.” Based upon internal data, external data, and consultation with our regulatory counsel, we believe that if our rating were changed to conditional, it would be temporary and any loss of revenue would not be material, although it might allow some customers to reduce or terminate their relationship with the Company.

Accounting Standards Not Yet Adopted by the Company
      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standard (“SFAS”) and Interpretations (“FIN”) for which the required implementation dates have not yet become effective. A new standard that may materially impact the Company is discussed below.
      In December 2004, SFAS No. 123(R), “Share-Based Payment,” was issued. This Statement requires the cost of employee services be based upon a grant-date fair value of an award as opposed to the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, which the Company currently uses. The standard is effective for the Company beginning January 1, 2006. The Company estimates the adoption of this statement will negatively impact net earnings for the year ended December 31, 2006 between $9 million and $11 million.
RESULTS OF OPERATIONS FOR QUARTERS ENDED MARCH 31, 2005 AND 2004
      The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:

	March 31,	March 31,
	2005	2004

Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	33.5	37.7
Operating supplies and expenses	9.1	10.7
Fuel	18.4	14.3
Purchased transportation	17.2	17.3
Rental expense	2.3	3.3
Insurance and claims	5.4	4.1
Depreciation and amortization	6.5	6.6
Communications and utilities	1.1	1.2
Operating taxes and licenses	2.3	2.4

Total operating expenses	95.8	97.6

Operating income	4.2	2.4
Net interest expense	.6	.9
Other (income) expense, net	(.7)	(.2)

Earnings before income taxes	4.3	1.7
Income taxes	1.7	.7

Net earnings	2.6%	1.0%

      During the first quarter of 2005 our net earnings increased to $19.4 million from $6.4 million in 2004. This increase is the result of our 19.3% increase in revenue which was driven by increases in revenue per mile, utilization and fuel surcharge as explained below.

REVENUE
      We segregate our revenue into three types: trucking revenue, fuel surcharge revenue, and other revenue. A summary of revenue generated by type for the three months ended March 31, 2005 and 2004 is as follows:

	Three Months Ended
	March 31,

	2005	2004

	($ thousands)
Trucking revenue	$661,750	$581,194
Fuel surcharge revenue	66,369	25,988
Other revenue	14,499	15,192

Operating revenue	$742,618	$622,374

Trucking Revenue
      Trucking revenue is revenue from freight hauled by our fleet and accounts for the majority of our total revenue. Generally, our customers pay for our services based on the number of miles between pick-up and delivery and other ancillary services we provide. To improve our trucking revenue we can either increase the number of revenue generating miles our trucks drive or increase the rate at which we are paid. We use three primary indicators to monitor our performance. First, we monitor utilization of our tractors in the form of miles per tractor per week. In conjunction with miles per tractor per week, we measure the percentage of miles our tractors travel that do not generate revenue, known as deadhead. Our goal is to minimize the amount of deadhead driven to allow for more revenue generating miles. We monitor deadhead miles on a daily basis. Finally, to analyze the rates our customers pay, we measure revenue per loaded mile on a daily basis. Loaded miles include only the miles driven when hauling freight. To improve revenue per mile we evaluate the lanes in which we operate and, where appropriate, try to negotiate higher rates per mile with our customers. These indicators for the three months ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,

	2005	2004

Miles per tractor per week	2,123	2,029
Trucking revenue per loaded mile	$1.5461	$1.4987
Deadhead percentage	13.14%	13.27%
      In addition to the rate per mile, we are also compensated, in some instances, for accessorial charges such as detention and loading and unloading freight for our customers. These accessorial charges are included in trucking revenue.
      Our trucking revenue increased by approximately $80.6 million or 13.9% in the first quarter of 2005 compared to the first quarter of 2004 as increased revenue per mile contributed 3.5%, improved utilization contributed 5.0% and an increase in the average tractors available for dispatch contributed 5.3% to the growth.
Fuel Surcharge Revenue
      Fuel surcharge revenue is generated based on increases in fuel costs billed to our customers. Although our surcharge programs vary by customer, prior to October 2004 we received approximately an additional penny per mile for every six cent increase in the Department of Energy’s average diesel fuel index. In October 2004, we renegotiated with many of our customers to increase the charge to one penny for every five cent increase in the diesel fuel index. As a result, fuel surcharge revenue increased 155% in the first quarter of 2005 compared to the same quarter in 2004. The Department of Energy diesel fuel index increased to an average of $2.06 for the first three months of 2005 from $1.59 for the same period in 2004. The increase in the average cost of fuel, as well as our increase in volume and our fuel surcharge program, directly contribute to the growth in fuel surcharge revenue.

Other Revenue
      Other revenue is generated primarily by freight moved for our customers on rail or other purchased transportation. Other revenue decreased slightly in 2005 compared to the first quarter of 2004 as the decline in our use of third party carriers was partially offset by an increase in the use of rail.
Revenue and Expense Comparisons
      When analyzing our expenses for growth related to volume, we believe using total revenue, excluding fuel surcharge revenue, is a more applicable measure for all costs with the exception of fuel expense. Fuel surcharge revenue is primarily a function of the increases and/or decreases in the cost of fuel and not specifically related to our non-fuel operational expenses. Revenue excluding fuel surcharge is calculated as follows:

	Three Months Ended
	March 31,

	2005	2004

	($ thousands)
Total revenue	$742,618	$622,374
Less: Fuel surcharge revenue	(66,369)	(25,988)

Revenue excluding fuel surcharge revenue	$676,249	$596,386

OPERATING EXPENSES
Salaries, Wages and Employee Benefits

	Three Months Ended
	March 31,

	2005	2004

	($ thousands)
Salaries, wages and employee benefits	$249,063	$234,710
% of revenue excluding fuel surcharge revenue	36.8%	39.4%
      Salaries, wages and employee benefits increased by $14.4 million but were down as a percent of net revenue excluding fuel surcharge. The first quarter of 2004 included approximately $5 million associated with voluntary early-retirement benefits and other non-recurring items. Driver wages increased approximately $18 million from the first quarter of 2004 to the first quarter of 2005, but decreased as a percent of revenue excluding fuel surcharge as our revenue per mile increased to a greater degree than our driver wages.
      From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.
Operating Supplies and Expenses

	Three Months Ended
	March 31,

	2005	2004

	($ thousands)
Operating supplies and expenses	$67,145	$66,935
% of revenue excluding fuel surcharge revenue	9.9%	11.2%
      Operating supplies and expenses have remained relatively flat on a dollar basis comparing the first quarter of 2005 with the first quarter of 2004, but have decreased as a percent of revenue net of fuel surcharge. In the first quarter of 2004, our operating supplies included a $4.3 million inventory adjustment and $2.1 million in amortization of legal fees related to an insurance settlement that did not recur in the first quarter of 2005. This reduction in expense was offset by increased on the road expenses, hiring costs and travel expenses.
Fuel Expense

	Three Months Ended
	March 31,

	2005	2004

	($ thousands)
Fuel expense	$136,313	$88,974
% of total revenue	18.4%	14.3%
Company fuel cost per gallon	$1.95	$1.50
      Fuel costs increased $47.3 million or 53% in the first three months of 2005 compared to the same period in 2004. Approximately $31 million or 65% of the increase is the result of our average fuel cost per gallon increasing 30% in the first quarter of 2005 compared to the first quarter of 2004. Approximately 21% or $10 million of the increase is due to the additional miles associated with our revenue increase and the remaining increase is due to a reduction in fuel efficiency and other factors.
      Increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, would have an adverse effect on our operations and profitability. We believe that the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet and to implement fuel surcharges when such an option is necessary and available. We do not use derivative-type fuel hedging products, but periodically evaluate their possible use.
      To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue received for company miles driven (as opposed to miles driven by our owner-operators who pay for their own fuel) from our fuel expense. The result is evaluated as a percent of revenue less fuel surcharge revenue. These amounts are shown below:

	Three Months Ended
	March 31,

	2005	2004

	($ thousands)
Total fuel surcharge revenue	$66,369	$25,988
Less: Fuel surcharge revenue reimbursed to owner-operators	15,100	5,591

Company fuel surcharge revenue	$51,269	$20,397

Total fuel expense	$136,313	$88,974
Less: Company fuel surcharge revenue	51,269	20,397

Net fuel expense	$85,044	$68,577
% of revenue excluding fuel surcharge revenue	12.6%	11.5%
      Our net fuel expense as a percent of revenue excluding fuel surcharge revenue has increased just over one percent from the first quarter of 2004 to the first quarter of 2005. This indicates that our fuel surcharge program has effectively offset a significant portion of the impact of rising diesel fuel costs, and the majority of our net fuel expense increases are the result of volume.

Purchased Transportation

	Three Months Ended
	March 31,

	2005	2004

	($ thousands)
Purchased transportation	$127,492	$107,553
Less: Fuel surcharge revenue reimbursed to owner-operators	(15,100)	(5,591)

Purchased transportation excluding fuel surcharge reimbursement	112,392	101,962
% of revenue excluding fuel surcharge revenue	16.6%	17.1%
      Purchased transportation increased $19.9 million in the first quarter of 2005 compared to 2004. Approximately $9.5 million was an increase in the fuel surcharge reimbursement to owner-operators. Excluding fuel surcharge, purchased transportation decreased from 17.1% of net revenue to 16.6%. This reduction is largely due to the increase in our revenue per mile exceeding increases in the rate paid to our owner-operators.
Insurance and Claims

	Three Months Ended
	March 31,

	2005	2004

	($ thousands)
Insurance and claims	$40,394	$25,242
% of revenue excluding fuel surcharge revenue	6.0%	4.2%
      Insurance and claims increased $15.2 million in the first quarter of 2005 compared to the same period in 2004. This increase is primarily attributable to an increase in premiums, an increase in our reserves attributable to our deductible increasing from $1 million to $10 million and an increase in development on prior year claims. As discussed in our Annual Report on Form 10-K, we buy insurance coverage with deductible amounts, which means that we are self-insured for some portion of our liability, property damage and cargo damage risk. Beginning in 2003, the deductible amount for general liability rose from $250,000 to $1,000,000 per incident. In December 2004, we entered into an agreement with insurance carriers to provide transportation liability insurance with an aggregate limit of $200 million for 2005. The new policy increases the self-insured portion to $10 million per incident. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
      As we previously discussed, we entered into a settlement agreement with an insurance company in 2002. Pursuant to this settlement, the insurance company agreed to provide certain insurance coverage, at no cost to the Company, through December 2004, in exchange for our releasing all claims that were the subject of the litigation. We recognized this settlement amount as a reduction of insurance expense as the insurance coverage was provided during the period from July 1, 2002 through December 31, 2004. In addition, we deferred the $21.1 million of legal expenses, which were paid pursuant to a contingent fee arrangement based upon our estimate of the value of the insurance provided of between $65 million and $74 million. These legal expenses were contingent upon our ability to receive the insurance coverage outlined in the settlement due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers and, therefore, were amortized on a straight-line basis over the thirty-month period from July 1, 2002 through December 31, 2004.

Rental Expense, Depreciation and Amortization

	Three Months Ended
	March 31,

	2005	2004

	($ thousands)
Rental expense	$16,978	$20,844
% of revenue excluding fuel surcharge revenue	2.5%	3.5%
Depreciation and amortization expense	48,256	40,860
% of revenue excluding fuel surcharge revenue	7.1%	6.8%
Total rental, depreciation and amortization expense	65,234	61,704
% of revenue excluding fuel surcharge revenue	9.6%	10.3%
      Rental expense and depreciation expense are primarily driven by our fleet of tractors and trailers shown below:

	March 31,	December 31,	March 31,
	2005	2004	2004

Tractors:*
Company
Owned	11,341	11,046	9,587
Leased	3,782	3,852	4,971

Total company	15,123	14,898	14,558
Owner-operator	3,552	3,647	3,759

Total	18,675	18,545	18,317

Average tractors available for dispatch*	17,855	17,337	16,948

Trailers	51,628	51,773	50,436

*	Total tractors owned and leased include tractors being prepared for service and tractors waiting to be returned under lease or resold at the end of our replacement program. Average tractors is calculated on a monthly basis and represents tractors available for dispatch during the quarter.
      Rental expense decreased $3.9 million or one percent of revenue excluding fuel surcharge revenue from the first quarter of 2004 to the first quarter of 2005. This decrease is the result of the 1,189 reduction in leased tractors. Depreciation and amortization expense increased $7.4 million due to the 1,754 increase in owned tractors. In total, rental, depreciation and amortization expense has declined as a percent of revenue excluding fuel surcharge revenue. This is due to our company fleet increasing only 3.9% while our revenue excluding fuel surcharge increased 13.4% as a result of improved revenue per mile and utilization.
      As previously disclosed, in 2003 and 2004 we amended our replacement cycle for our tractors from three years to five years. To implement these changes, the remaining net book value of the affected tractors at the time of change is being depreciated on a straight-line basis over the remaining adjusted economic life to the revised residual value. The benefit (expense) of changing the tractor’s lives that were owned as of October 1, 2002 is shown below:

	Three Months Ended
	March 31,

	2005	2004

	($ thousands,
	except share data)
Earnings before income taxes	$(384)	$1,157
Net earnings	$(253)	$445
Diluted earnings per share	$(.01)	$.01

      When it is economically advantageous to do so, we will purchase and then resell tractors that we currently lease by exercising the purchase option contained in the lease. Gains or losses on these transactions are recorded as a reduction of, or increase to, rental expense. We also generate gains and losses from the sale of tractors we own. These gains or losses are recorded as a reduction of, or increase to, depreciation expense. These gains or losses are summarized below for the applicable periods:

	Three Months Ended
	March 31,

	2005	2004

Gain (loss) on sale of:
Leased revenue equipment	$(100,000)	$(88,000)
Owned revenue equipment	(180,000)	$517,000
OTHER INCOME AND EXPENSES
      Our largest pre-tax non-operating expense is interest. As shown below, our interest expense, net of the impact of the derivative agreements, increased in 2005. Our debt balance, comprised of our operating line of credit, accounts receivable securitization, capital leases and other debt, increased to $579 million at March 31, 2005 from $495 million at March 31, 2004. This increase was primarily the result of our stock repurchase program and an increase in capital expenditures in the last half of 2004. The increase in our debt balance coupled with an increase in interest rates on our variable rate debt has resulted in the increase in our interest expense shown below.

	Three Months Ended
	March 31,

	2005	2004

Interest expense	$4,972	$6,006
Derivative agreements impact	1,815	(1,079)

Interest expense, net of derivative agreements	$6,787	$4,927

      Other income includes a $4.4 million and $2.4 million gain on the sale of real estate in the first quarter of 2005 and 2004, respectively. Income taxes increased to 39% of earnings before taxes in the first quarter of 2005 compared to 38% in the first quarter of 2004 primarily as a result of our driver per diem program, a portion of which is non-deductible.
LIQUIDITY AND CAPITAL RESOURCES
      Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Three Months Ended
	March 31,

	2005	2004

Net cash provided by operating activities	$81,704	$85,894
Net cash used in investing activities	$(51,057)	$(58,369)
Net cash provided by (used in) financing activities	$(40,046)	$3,458
      Although our operating income increased significantly year over year, our cash provided by operating activities was down $4.2 million from the first quarter of 2004. This is primarily due to an increase in prepaid expenses of $17.5 million compared to $8.5 million in the first quarter of 2004, an increase in other assets of $6.4 million compared to $0.1 million a year ago, and an increase in accounts receivable of $2.1 million compared to a decrease in 2004 of $7.9 million offset by an increase in accounts payable, accrued liabilities and claims accruals of $43.0 million in the first quarter of 2005 compared to an increase of $19.4 million in 2004.

      Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. Our capital expenditures, net of cash sales proceeds were $54.9 million and $53.6 million in the first quarter of 2005 and 2004, respectively. In 2004, we also expended $10.8 million for the acquisition of Trans-Mex.
      Regarding our financing activities, in 2005 we repaid $43.1 million of borrowings on our revolving line of credit, receivable securitization and other debt. We also received $3.1 million from the proceeds for the issuance of common stock under our stock option and stock purchase plans. In 2004 we repurchased $74.0 million of our common stock and, we received net cash inflows of $74.7 million from our borrowings and accounts receivable securitization.
Working Capital
      As of March 31, 2005 and December 31, 2004 we had a working capital deficit of $90.6 million and $70.9 million, respectively. The accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization, but the increase in fixed assets or treasury stock is not included in working capital.
Credit Facilities
      As of March 31, 2005, we had $140 million of borrowings and $159 million of letters of credit outstanding on our $550 million line of credit, leaving $251 million available. We expect to issue an additional $34 million of letters of credit in 2005 as a result of the increase in our self-insured portion of our general liability policy. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 55.0 to 137.5 basis points, as defined in the Credit Agreement (currently 100 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 15 to 25 basis points (currently 22.5 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined). As of March 31, 2005 we are in compliance with these debt covenants.
      Our accounts receivable securitization allows us to receive up to $250 million of proceeds, subject to eligible trade accounts receivable. Under the agreement amended in the fourth quarter of 2004, the committed term was extended to December 21, 2005. As of March 31, 2005, we had received sales proceeds of $225 million.
Capital Commitments and Expenditures
      As of March 31, 2005, we had commitments outstanding to acquire replacement and additional revenue equipment for approximately $279 million. We have the option to cancel such commitments upon 60 days notice. We believe we will be able to support these acquisitions of revenue equipment through debt and lease financings and cash flows generated by operating activities.
      During the quarter ended March 31, 2005, we incurred approximately $4.6 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.
      We anticipate that we will expend approximately $47 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
      We believe we will be able to finance needs for working capital, facilities improvements and expansion, as well as anticipated fleet growth, with cash flows from operations, borrowings available under the line of credit, accounts receivable securitization and with long-term debt and lease financing believed to be available to finance revenue equipment purchases for at least the next 12 months. We will continue to have significant capital requirements, which may require us to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions, the market price of our common stock and other factors over which we have little or no control.
Forward-Looking Statements
      This Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate”, “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projections of revenue, income, or loss, capital expenditures, plans for future operations, financing needs or plans, the impact of inflation, the effect of any safety rating change, the impact of new accounting standards, the ultimate outcome and impact of litigation against the Company, our ability to attract and retain drivers, the capacity of the industry, the demand from shippers, the impact of the Department of Transportation’s revised regulations with respect to maximum daily drive time, our plans with respect to our vehicle replacement program, expectations regarding additional letters of credit, the sufficiency of our capital resources and plans relating to the foregoing.
      As to Swift’s business and financial performance generally, important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following: (i) excess capacity in the trucking industry; (ii) significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees and insurance premiums, to the extent not offset by increases in freight rates or fuel surcharges; (iii) difficulty in attracting and retaining qualified drivers and owner operators, especially in light of the current shortage of qualified drivers and owner operators; (iv) recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as retail and manufacturing) in which the Company has a significant concentration of customers; (v) seasonal factors such as harsh weather conditions that increase operating costs; (vi) increases in driver compensation to the extent not offset by increases in freight rates; (vii) the inability of the Company to continue to secure acceptable financing arrangements; (viii) the ability of the Company to continue to identify acquisition candidates that will result in successful combinations; (ix) an unanticipated increase in the number of claims or amount of claims for which the Company is self insured; (x) a significant reduction in or termination of the Company’s trucking services by a key customer; (xi) the loss of key executives; (xii) new or more comprehensive regulations with respect to fuel emissions, or ergonomics; (xiii) a spill or other accident involving hazardous substances; (xiv) a depressed market for used equipment, particularly tractors; (xv) our rating assigned by the Federal Motor Carrier Safety Division, which has been proposed as “conditional;” (xvi) the impact of the Department of Transportation’s recently adopted regulations concerning the maximum number of hours of service that commercial truck drivers may operate, and (xvii) the impact on our compensation programs resulting from new accounting standards regarding share-based payments.
      Forward-looking statements express expectations of future events. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected. Due to these inherent uncertainties, the investment community is urged not to place undue reliance on forward-looking statements. In addition, Swift undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to projections over time.
      A discussion of these and other factors that could cause Swift’s results to differ materially from those described in the forward-looking statements can be found in the most recent Annual Report on Form 10-K of Swift, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (http://www.sec.gov).

INFLATION
      Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause interest rates, fuel, wages and other costs to increase which would adversely affect our results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years.
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
      We have interest rate exposure arising from our line of credit ($140 million), capital lease obligations ($4 million with variable interest rates) and accounts receivable securitization ($225 million), all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). There are no leverage option or prepayment features for the interest rate swaps. The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $3 million.

ITEM 4.	CONTROLS AND PROCEDURES
      The Company carried out an evaluation as of the end of the fiscal quarter covered by this Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period. During the Company’s most recent fiscal quarter, there have been no significant changes in the Company’s internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II.     OTHER INFORMATION
ITEM 1:     LEGAL PROCEEDINGS
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
      As we previously disclosed, the Securities and Exchange Commission (the “SEC”) has commenced a formal investigation into certain stock trades by the Company and insiders, including our Chairman and CEO Jerry Moyes. Also, as previously disclosed, Jerry Moyes and Swift have been contacted by the Department of Justice (“DOJ”) with respect to its investigation into similar matters. We have fully cooperated with the SEC and the Department of Justice in these investigations and intend to continue to cooperate fully. We cannot predict when these investigations will be completed, or their outcomes. If the SEC or DOJ determines that we have violated Federal securities laws, we may face sanctions, including, but not limited to, monetary penalties and injunctive relief.

      Beginning in November 2004, three putative shareholder class action lawsuits (Davidco Investors LLC v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02435; Greene v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02492; and Tuttle v. Swift Transportation Co. Inc., et al., Case No., 2:04cv02874) were filed in the United States District Court for the District of Arizona against Swift and certain of its directors and officers, alleging violations of federal securities laws related to disclosures made by Swift regarding driver pay, depreciation, fuel costs and fuel surcharges; the effects of the Federal Motor Carrier Safety Administration’s (“FMCSA”) new hours-of-service regulations; the effects of a purported change in Swift’s FMCSA safety rating; Swift’s stock repurchase program; and certain stock transactions by two of the individual defendants. The complaints seek unquantified damages on behalf of the putative class of persons who purchased Swift’s common stock between October 16, 2003 and October 1, 2004. On January 4, 2005, a motion for appointment as lead plaintiff and to consolidate all three class actions was filed by United Food and Commercial Workers Local 1262 and Employers Pension Plan. The Court has not yet ruled on that motion.
      On February 28, 2005, a shareholder derivative action was filed in the district court for Clark County, Nevada, entitled Rivera v. Eller et al., Case No. A500269, against certain of Swift’s directors and officers, alleging breaches of fiduciary duty and unjust enrichment. The Company is named solely as a nominal defendant against which no recovery is sought. This derivative complaint alleges that the defendants breached their fiduciary duties, that one of the defendants violated state laws relating to insider trading, and that certain individual defendants engaged in improper related party transactions with the Company. The action seeks damages in an unspecified amount against the individual defendants, disgorgement of improper profits, and attorney’s fees, among other forms of relief.
      The impact of the final disposition of these lawsuits cannot be assessed at this time.
ITEMS 2, 3, 4 and 5:     Not applicable
ITEM 6:     EXHIBITS

Exhibit 3.1	—	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement No. 333-85940 on Form S-8)
Exhibit 3.2	—	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement No. 33-66034 on Form S-3)
Exhibit 3.2.1	—	Amendment to Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 3, 2004)
Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Jerry Moyes, Chairman and Chief Executive Officer
Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Glynis Bryan, Chief Financial Officer
Exhibit 32	—	Section 1350 Certification of Jerry Moyes and Glynis Bryan

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION CO., INC.

/s/ Jerry Moyes

(Signature)
Jerry Moyes
Chairman and Chief Executive Officer
Date: May 6, 2005

/s/ Glynis Bryan

(Signature)
Glynis Bryan
Chief Financial Officer
Date: May 6, 2005