Form 10-Q
period 2005-06-30
SWIFT TRANSPORTATION CO INC
filed 2005-08-09
CIK 863557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 5, 2005)
Common stock, $.001 par value: 72,675,148 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash	$4,577	$28,245
Accounts receivable, net	341,470	331,093
Equipment sales receivable	2,046	4,463
Inventories and supplies	12,532	12,989
Prepaid taxes, licenses and insurance	42,027	24,179
Assets held for sale	7,991	51,757
Deferred income taxes	10,266	12,839

Total current assets	420,909	465,565

Property and equipment, at cost:
Revenue and service equipment	1,851,677	1,698,955
Land	84,731	84,411
Facilities and improvements	278,296	273,473
Furniture and office equipment	76,632	86,562

Total property and equipment	2,291,336	2,143,401
Less accumulated depreciation and amortization	731,733	697,222

Net property and equipment	1,559,603	1,446,179

Notes receivable, less current portion	25,696	3,960
Other assets	18,244	16,946
Customer relationship intangible, net	39,796	41,320
Goodwill	56,188	56,188

	$2,120,436	$2,030,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,219	$81,174
Accrued liabilities	96,663	96,654
Current portion of claims accruals	108,742	101,862
Current portion of obligations under capital leases and long-term debt	10,327	15,205
Fair value of operating lease guarantees	1,704	1,575
Securitization of accounts receivable	245,000	240,000

Total current liabilities	552,655	536,470

Borrowings under revolving credit agreement	170,000	165,000
Senior notes	200,000	200,000
Obligations under capital leases, less current portion		1,787
Claims accruals, less current portion	115,947	97,188
Deferred income taxes	278,442	286,211
Fair value of interest rate swaps	3,925	5,233
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share Authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share Authorized 200,000,000 shares; 94,117,597 and 93,467,651 shares issued at June 30, 2005 and December 31, 2004, respectively	94	93
Additional paid-in capital	345,791	333,720
Retained earnings	815,561	766,333
Treasury stock, at cost (21,570,326 shares at June 30, 2005 and December 31, 2004)	(361,321)	(361,321)
Accumulated other comprehensive income and other	(658)	(556)

Total stockholders’ equity	799,467	738,269

	$2,120,436	$2,030,158

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Earnings

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except share data)
Operating revenue	$798,255	$691,032	$1,540,873	$1,313,406

Operating expenses:
Salaries, wages and employee benefits	250,604	235,942	499,667	470,652
Operating supplies and expenses	71,190	63,335	138,335	130,270
Fuel	145,137	103,997	281,450	192,971
Purchased transportation	147,022	120,677	274,514	228,230
Rental expense	15,295	20,956	32,273	41,800
Insurance and claims	39,620	21,582	80,014	46,824
Depreciation and amortization	48,011	43,218	96,267	84,078
Communication and utilities	7,415	7,368	15,680	15,164
Operating taxes and licenses	17,440	14,459	34,619	29,259

Total operating expenses	741,734	631,534	1,452,819	1,239,248

Operating income	56,521	59,498	88,054	74,158

Other (income) expenses:
Interest expense	7,900	1,465	12,872	7,471
Interest income	(596)	(507)	(748)	(640)
Other	392	3,800	(4,775)	2,251

Other (income) expenses, net	7,696	4,758	7,349	9,082

Earnings before income taxes	48,825	54,740	80,705	65,076
Income taxes	19,044	20,156	31,477	24,088

Net earnings	$29,781	$34,584	$49,228	$40,988

Basic earnings per share	$.41	$.43	$.68	$.50

Diluted earnings per share	$.40	$.43	$.67	$.49

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands)
Net earnings	$29,781	$34,584	$49,228	$40,988
Other comprehensive income:
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $14, $14, $28 and $28, respectively	24	22	47	45
Foreign currency translation	20	(169)	(149)	19

Comprehensive income	$29,825	$34,437	$49,126	$41,052

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

						Accumulated
	Common Stock					Other
			Additional			Comprehensive	Total
		Par	Paid-In	Retained	Treasury	Income and	Stockholders’
	Shares	Value	Capital	Earnings	Stock	Other	Equity

	(Unaudited)
	(In thousands, except share data)
Balances, December 31, 2004	93,467,651	$93	$333,720	$766,333	$(361,321)	$(556)	$738,269
Issuance of common stock under stock option and employee stock purchase plans	649,946	1	8,989				8,990
Income tax benefit arising from the exercise of stock options			2,107				2,107
Amortization of deferred compensation			975				975
Reclassification of cash flow hedge to interest expense						47	47
Foreign currency translation						(149)	(149)
Net earnings				49,228			49,228

Balances, June 30, 2005	94,117,597	$94	$345,791	$815,561	$(361,321)	$(658)	$799,467

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$49,228	$40,988
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	96,302	85,051
Deferred income taxes	(5,196)	3,838
Income tax benefit arising from the exercise of stock options	2,107	2,768
Provision for losses on accounts receivable	1,615	1,050
Equity losses of Transplace	1,775	1,668
Amortization of deferred compensation	975	4,308
Change in fair market value of interest rate swaps	(1,308)	(2,423)
Gain on sale of non-revenue equipment	(4,964)	(2,266)
Amortization of deferred legal fees		4,238
Impairment of property and note receivable	441	4,340
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(8,279)	(10,177)
Inventories and supplies	175	5,360
Prepaid expenses	(18,029)	(4,486)
Other assets	(1,511)	(901)
Accounts payable, accrued liabilities and claims accruals	32,898	37,076

Net cash provided by operating activities	146,229	170,432

Cash flows from investing activities:
Proceeds from the sale of autohaul assets	25,000
Proceeds from sale of property and equipment	36,302	54,477
Capital expenditures	(244,770)	(150,348)
Proceeds from sale of assets held for sale	2,290	5,870
Issuance of note receivable to Transplace	(6,331)
Payment for purchase of Trans-Mex		(10,810)
Payments received on equipment sale receivables	5,467	5,997

Net cash used in investing activities	(182,042)	(94,814)

Cash flows from financing activities:
Repayments of long-term debt and capital leases	(6,665)	(10,199)
Borrowings under line of credit	5,000
Repayments of borrowings under line of credit		(20,000)
Change in borrowings under accounts receivable securitization	5,000	33,000
Proceeds from issuance of common stock under stock option plans	8,990	5,663
Accumulated other comprehensive loss	47	45
Purchases of treasury stock		(102,561)

Net cash provided by (used in) financing activities	12,372	(94,052)

Effect of exchange rate changes on cash	(227)	19

Net decrease in cash	(23,668)	(18,415)
Cash at beginning of period	28,245	19,055

Cash at end of period	$4,577	$640

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,591	$9,804

Income taxes	$26,871	$3,075

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables	$3,037	$2,645

Equipment purchase accrual	$1,354	$8,967

Fair market value for guarantee of operating leases	$420

Notes receivable from sale of autohaul assets	$21,135

Stock issued in acquisition of Trans-Mex		$20,162

Accrual of additional Merit acquisition cost		$5,000

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
      The Company currently applies APB Opinion No. 25 and related interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for Swift’s Employee Stock Purchase Plan. The compensation cost that has been charged against earnings for its Fixed Stock Option Plans was $481,000 and $581,000 for the three months ended June 30, 2005 and 2004, respectively, and $975,000 and $4.3 million for the six months ended June 30, 2005 and 2004, respectively.
      Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Net earnings (in thousands)
As Reported	$29,781	$34,584	$49,228	$40,988
Add: Compensation expense, using intrinsic method, net of tax	293	363	595	2,692
Deduct: Compensation expense, using fair value method, net of tax	(2,803)	(2,368)	(4,428)	(5,719)

Pro forma	$27,271	$32,579	$45,395	$37,961

Basic earnings per share
As Reported	$.41	$.43	$.68	$.50

Pro forma	$.38	$.41	$.63	$.46

Diluted earnings per share
As Reported	$.40	$.43	$.67	$.49

Pro forma	$.37	$.40	$.62	$.46

      Pro forma net earnings reflect only options granted in 1995 through June 30, 2005. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
SFAS No. 123. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s expectation of the impact of a new accounting standard not yet adopted by the Company that will impact stock compensation expense.

Note 3.	Notes Receivable
      In January 2005, the Company loaned $6.3 million to Transplace Texas, LP, a subsidiary of Transplace, Inc. of which the Company owns an equity interest of approximately 29%. This note receivable is being reduced as the Company records its portion of the losses incurred by Transplace. As of June 30, 2005, this note has been reduced by approximately $1.6 million. At such time as the note is repaid in full, the amount of losses previously recorded as a reduction of the note receivable will be recognized as a gain.
      In April 2005, we completed the sale of our autohaul assets and business for approximately $46.1 million, $25 million of which was paid in cash at closing, $3.5 million was paid on July 15, 2005, $0.6 million is due on January 15, 2006 and $17 million is payable to Swift in the form of a note due over a six year period ending April 2011. As part of this transaction, Swift is required to provide certain bookkeeping and other related services to the buyer on a transitional basis through October 2005.
      Notes receivable consist of the following:

	June 30,	December 31,
	2005	2004

	(In thousands)
Note receivable of $6,331,000 from Transplace, net of equity losses
Accrued interest of 6% per annum and principal due and payable on January 7, 2007	$4,736	$
Notes receivable from Auto Carrier Holdings, Inc.:
(1) $17,000,000 accruing interest at 1 1/2% through April 2006 and 4% thereafter due and payable quarterly in arrears. Principal is due and payable in quarterly installments of $354,167 beginning June 30, 2007 through March 31, 2011. The remaining balance is due April 2011

(2) $3,500,000 accruing interest at 4% payable quarterly, principal paid in full on July 15, 2005
(3) $635,000 accruing interest at 4% payable quarterly, principal due January 15, 2006	21,135
Note receivable from Transportes EASO, payable on demand	3,960	3,960

	29,831	3,960
Less current portion	(4,135)

Notes receivable, less current portion	$25,696	$3,960

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 4.	Earnings Per Share
      The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net earnings	$29,781	$34,584	$49,228	$40,988

Weighted average shares:
Common shares outstanding for basic earnings per share	72,259	80,217	72,141	82,077
Equivalent shares issuable upon exercise of stock options	1,487	718	1,478	887

Diluted shares	73,746	80,935	73,619	82,964

Basic earnings per share	$.41	$.43	$.68	$.50

Diluted earnings per share	$.40	$.43	$.67	$.49

Note 5.	Contingencies
      The Company is involved in certain claims and pending litigation arising from the normal course of business, primarily involving claims for personal injury or property damage related to our transportation of freight. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation arising from the normal course of business will not have a material adverse effect on the financial condition of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
      Swift operates the largest fleet of truckload carrier equipment in the United States. We operate predominantly in one industry, over the road transportation, as a truckload motor carrier and thus have only one reportable segment. Our fleet contains approximately 18,600 tractors and 52,300 trailers which are driven by more than 22,000 drivers and owner-operators. We earn revenue by hauling freight for retailers, manufacturers and other companies. We manage our business through a network of 38 major terminals located strategically across the United States and Mexico. This allows us to combine strong regional operations with a transcontinental van operation. Our services include dry van, refrigerated, flat-bed, heavy-haul and dedicated van offerings. The principal types of freight we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food, beverages and beverage containers and building materials. Principally, we operate within short-to-medium-haul traffic lanes with an average length of haul of less than 600 miles.
      In the past few years, the truckload industry has generally experienced increases in driver wages due to competition among carriers for qualified drivers, increases in insurance costs, and increases in fuel costs due to higher crude oil prices and less efficient tractor engines mandated by the EPA. The shortage of drivers and the cost increases have tightened the capacity growth in the industry while demand from shippers has increased. This has enabled us and other carriers to pass through many of our cost increases to our customers through higher rates. Our ability to continue to pass through these cost increases and retain qualified drivers could have a major impact on the results of our operations and financial condition in the future.
Sale of Autohaul Business and Assets
      In April 2005, we completed the sale of our autohaul assets and business for approximately $46.1 million, $25 million of which was paid in cash at closing, $3.5 million of which was paid on July 15, 2005, $0.6 million of which is due on January 15, 2006 and $17 million of which is payable to Swift in the form of a note due over a six year period ending in April 2011. As part of this transaction, Swift is required to provide certain bookkeeping and other related services to the buyer on a transitional basis through October 2005.
Regulation
      We are regulated by the United States Department of Transportation. This regulatory authority has broad powers, generally governing matters such as authority to engage in motor carrier operations, safety, hazardous materials transportation, certain mergers, consolidations and acquisitions and periodic financial reporting. We are also regulated by various state agencies.
      Our safety rating is satisfactory, the highest rating given by the Federal Motor Carrier Safety Administration (FMCSA). There are three safety ratings assigned to motor carriers: “satisfactory”, “conditional”, which means that there are deficiencies requiring correction, but not so significant to warrant loss of carrier authority and “unsatisfactory”, which is the result of acute deficiencies and would lead to revocation of carrier authority. In 2003, a compliance review of the Company by the Arizona division of the FMCSA resulted in a proposed safety rating of conditional. The proposed drop in our rating status relates to the accuracy of the documentation of driving logs maintained by our drivers and owner operators. We have appealed this rating and petitioned FMSCA for a stay of the effective date of the proposed safety rating pending an administrative review of our rating status. Until this review is complete, our conditional rating is stayed and our rating remains “satisfactory.” Based upon internal data, external data, and consultation with our regulatory counsel, we believe that if our rating were changed to conditional, it would be temporary and any loss of revenue would not be material, although it might allow some customers to reduce or terminate their relationship with the Company.

Accounting Standards Not Yet Adopted by the Company
      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standard (“SFAS”) and Interpretations (“FIN”) for which the required implementation dates have not yet become effective. A new standard that will likely materially impact the Company is discussed below.
      In December 2004, SFAS No. 123(R), “Share-Based Payment,” was issued. This Statement requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements upon a grant-date fair value of an award as opposed to the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, which the Company currently uses. The standard is effective for the Company beginning January 1, 2006. The Company is currently evaluating potential changes to its stock option program which may affect the 2005 expense as well as our estimate of the impact of the adoption of this statement in 2006 as described below. If no changes are made to the existing terms of our stock option program, the Company estimates the adoption of this statement will negatively impact net earnings for the year ended December 31, 2006 between $9 million and $11 million.
RESULTS OF OPERATIONS FOR THE THREE AND
SIX MONTHS ENDED JUNE 30, 2005 AND 2004
      The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Operating revenue	100%	100%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	31.4	34.1	32.4	35.8
Operating supplies and expenses	8.9	9.2	9.0	9.9
Fuel	18.2	15.0	18.3	14.7
Purchased transportation	18.4	17.5	17.8	17.4
Rental expense	1.9	3.0	2.1	3.2
Insurance and claims	5.0	3.1	5.2	3.6
Depreciation and amortization	6.0	6.3	6.3	6.4
Communications and utilities	.9	1.1	1.0	1.2
Operating taxes and licenses	2.2	2.1	2.2	2.2

Total operating expenses	92.9	91.4	94.3	94.4

Operating income	7.1	8.6	5.7	5.6
Net interest expense	1.0	.2	.8	.5
Other (income) expense, net		.5	(.3)	.1

Earnings before income taxes	6.1	7.9	5.2	5.0
Income taxes	2.4	2.9	2.0	1.9

Net earnings	3.7%	5.0%	3.2%	3.1%

      For the three months ended June 30, 2005, our net earnings were $29.8 million compared to $34.6 million in the three months ended June 30, 2004. Volume and fuel surcharge increases in the quarter were partially offset by increased fuel and insurance costs and a pre-tax expense of $507,000 for the increase in market value of interest rate derivative agreements. In the second quarter of 2004, a decrease in market value of the interest rate derivatives resulted in a $3.5 million pre-tax benefit.

      During the six months ended June 30, 2005, our net earnings increased to $49.2 million from $41.0 million in the corresponding period of 2004. This increase is the result of a 17.3% increase in revenue for the six months ended June 30, 2005 which was partially offset by increased fuel and insurance costs. The revenue increase was driven by increases in revenue per mile, utilization and fuel surcharge as explained below.
REVENUE
      We segregate our revenue into three types: trucking revenue, fuel surcharge revenue, and other revenue. A summary of revenue generated by type for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		($ thousands)
Trucking revenue	$691,902	$633,585	$1,353,652	$1,214,779
Fuel surcharge revenue	89,439	40,572	155,808	66,560
Other revenue	16,914	16,875	31,413	32,067

Operating revenue	$798,255	$691,032	$1,540,873	$1,313,406

Trucking Revenue
      Trucking revenue is revenue from freight hauled by our fleet and accounts for the majority of our total revenue. Generally, our customers pay for our services based on the number of miles between pick-up and delivery and other ancillary services we provide. To improve our trucking revenue we can either increase the number of revenue generating miles our trucks drive or increase the rate at which we are paid. We use three primary indicators to monitor our performance. First, we monitor utilization of our tractors in the form of miles per tractor per week. In conjunction with miles per tractor per week, we measure the percentage of miles our tractors travel that do not generate revenue, known as deadhead. Our goal is to minimize the amount of deadhead driven to allow for more revenue generating miles. We monitor deadhead miles on a daily basis. Finally, to analyze the rates our customers pay, we measure revenue per loaded mile on a daily basis. Loaded miles include only the miles driven when hauling freight. To improve revenue per loaded mile we evaluate the lanes in which we operate and, where appropriate, try to negotiate higher rates per mile with our customers. These indicators for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Miles per tractor per week	2,172	2,184	2,148	2,107
Trucking revenue per loaded mile (excluding fuel surcharge)	$1.5660	$1.5143	$1.5562	$1.5068
Deadhead percentage	11.98%	12.93%	12.56%	13.09%
      In addition to the rate per mile, we are also compensated, in some instances, for ancillary services such as detention and loading and unloading freight for our customers. The revenue for these ancillary services is included in trucking revenue.
      Our trucking revenue increased by approximately $58.3 million or 9.2% in the three months ended June 30, 2005 compared to 2004 as increased revenue per mile contributed 3.6%, improved utilization contributed 0.6% and an increase in the average tractors available for dispatch contributed 5.0% to the growth. Total miles per tractor per week declined slightly in the three months ended June 30, 2005 compared to a strong second quarter of 2004. This reduction is a direct result of the decline in our deadhead percentage year over year.

      For the six months ended June 30, 2005, trucking revenue increased by approximately $138.9 million or 11.4% compared to the first six months of 2004. Improvements in revenue per mile contributed 3.5% to the revenue growth while improved utilization contributed 2.7% and an increase in the average tractors available for dispatch contributed 5.2% to the growth.

Fuel Surcharge Revenue
      Fuel surcharge revenue represents fuel cost increases that we bill to our customers. Although our surcharge programs vary by customer, prior to October 2004 we received approximately one cent per mile for every six cent increase in the Department of Energy’s average diesel fuel index. In October 2004, we renegotiated with many of our customers to increase the charge to one penny for every five cent increase in the diesel fuel index. The Department of Energy diesel fuel index increased to an average of $2.26 and $2.16 for the three and six months ended June 30, 2005, respectively, from $1.72 and $1.66 for the same periods in 2004, respectively. The increase in the average cost of fuel, as well as our increase in volume and our fuel surcharge program, directly contributed to the 120% and 134% growth in fuel surcharge revenue in the three and six months ended June 30, 2005 compared to the same periods in 2004.

Other Revenue
      Other revenue is generated primarily by freight moved for our customers on rail or other purchased transportation. Other revenue for the three and six month periods ending June 30, 2005 has remained fairly consistent with the corresponding prior year periods. Increases in our intermodal revenue have been offset by a reduction in revenue generated by freight hauled by third party carriers.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		($ thousands)
Total revenue	$798,255	$691,032	$1,540,873	$1,313,406
Less: Fuel surcharge revenue	89,439	40,572	155,808	66,560

Revenue excluding fuel surcharge revenue	$708,816	$650,460	$1,385,065	$1,246,846

OPERATING EXPENSES

Salaries, Wages and Employee Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		($ thousands)
Salaries, wages and employee benefits	$250,604	$235,942	$499,667	$470,652
% of revenue excluding fuel surcharge revenue	35.4%	36.3%	36.1%	37.7%
      Salaries, wages and employee benefits increased by $14.7 million but were down as a percent of net revenue excluding fuel surcharge in the second quarter of 2005 compared to the prior year. Driver wages and non-driver salaries have increased year over year, but workers’ compensation expense and other employee insurance costs have decreased. For the first six months of 2005, salaries, wages and employee benefits have increased approximately $29 million from the first six months of 2004 or $33 million excluding the $3.9 million expense recorded in 2004 for the Company’s voluntary early retirement program. Salaries, wages and employee benefits have decreased as a percent of revenue excluding fuel surcharge as our revenue per mile has increased more than our driver wages and non-driver salaries per mile.
      From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and additional increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we could not obtain corresponding rate increases.

Operating Supplies and Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		($ thousands)
Operating supplies and expenses	$71,190	$63,335	$138,335	$130,270
% of revenue excluding fuel surcharge revenue	10.0%	9.7%	10.0%	10.4%
      Operating supplies and expenses have increased $7.9 million in the three months ended June 30, 2005 compared to the same period in the prior year. The increase is primarily the result of increased maintenance costs in the quarter. For the first six months of 2005, operating supplies and expenses have increased $8.1 million but have declined as a percent of net revenue compared to the first six months of 2004. The first six months of 2004 included a $4.3 million inventory adjustment and $4.2 million in amortization of legal fees related to an insurance settlement that did not recur in the first six months of 2005. This reduction in expense was offset by mostly volume related increases in maintenance expenses, road expenses, hiring costs and travel expenses.
Fuel Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		($ thousands)
Fuel expense	$145,137	$103,997	$281,450	$192,971
% of operating revenue	18.2%	15.0%	18.3%	14.7%
Company fuel cost per gallon	$2.13	$1.62	$2.04	$1.56
      Fuel costs increased $41.1 million or 40% in the three months ended June 30, 2005 compared to the same period in 2004. Approximately $34 million or 82% of the increase is the result of our average fuel cost per gallon increasing over 31% in the second quarter of 2005 compared to the second quarter of 2004. Approximately 12% or $5 million of the increase is due to the additional miles associated with our revenue increase and the remaining increase is due to a reduction in fuel efficiency and other factors.
      For the first six months of 2005, fuel expense has increased $88.5 million or 46% compared to the first six months of 2004. Approximately 72% of the increase is the result of the increase in fuel cost per gallon while 17% is related to volume growth.
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

      To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue received for company miles driven (as opposed to miles driven by our owner-operators who pay for their own fuel) from our fuel expense. The result is evaluated as a percent of revenue less fuel surcharge revenue. These amounts are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	($ thousands)
Total fuel surcharge revenue	$89,439	$40,572	$155,808	$66,560
Less: Fuel surcharge revenue reimbursed to owner- operators	19,381	7,915	34,481	13,505

Company fuel surcharge revenue	$70,058	$32,657	$121,327	$53,055

Total fuel expense	$145,137	$103,997	$281,450	$192,971
Less: Company fuel surcharge revenue	70,058	32,657	121,327	53,055

Net fuel expense	$75,079	$71,340	$160,123	$139,916

% of revenue excluding fuel surcharge revenue	10.6%	11.0%	11.6%	11.2%
      Our net fuel expense as a percent of revenue excluding fuel surcharge revenue has decreased in the three months ended June 30, 2005 compared to the same period in 2004 and has increased slightly for the six months ended June 30, 2005 compared to the first six months of 2004. This indicates that our fuel surcharge program has effectively offset a significant portion of the impact of rising diesel fuel costs, and the majority of our net fuel expense increases are the result of volume.
Purchased Transportation

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	($ thousands)
Purchased transportation	$147,022	$120,677	$274,514	$228,230
Less: Fuel surcharge revenue reimbursed to owner-operators	19,381	7,915	34,481	13,505

Purchased transportation excluding fuel surcharge reimbursement	$127,641	$112,762	$240,033	$214,725

% of revenue excluding fuel surcharge revenue	18.0%	17.3%	17.3%	17.2%
      Purchased transportation increased $26.3 million in the second quarter of 2005 compared to 2004. Approximately $11.5 million was an increase in the fuel surcharge reimbursement to owner-operators. Excluding fuel surcharge, purchased transportation increased to 18.0% of net revenue from 17.3% in the second quarter of 2004. This increase is primarily due to the increases in the rate paid to our owner-operators and increases in rail costs due to increased intermodal volume. For the six months ended June 30, 2005, purchased transportation increased $46.3 million compared to the same period in 2004 of which $21.0 million was an increase in the fuel surcharge reimbursed to owner-operators. On a year to date basis, purchased transportation excluding fuel surcharge has remained relatively flat as a percent of net revenue as the rate increases paid to our owner-operators and increased rail expenses were mostly offset by increases in our revenue per mile.
Insurance and Claims

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		($ thousands)
Insurance and claims	$39,620	$21,582	$80,014	$46,824
% of revenue excluding fuel surcharge revenue	5.6%	3.3%	5.8%	3.8%

      Insurance and claims expense increased $18.0 and $33.2 million, respectively, in the three and six months ended June 30, 2005 compared to the same periods in 2004. This increase is primarily attributable to an increase in premiums, an increase in our reserves attributable to our deductible increasing from $1 million to $10 million and an increase in development on prior year claims. As discussed in our Annual Report on Form 10-K, we buy insurance coverage with deductible amounts, which means that we are self-insured for some portion of our liability, property damage and cargo damage risk. Beginning in 2003, the deductible amount for general liability rose from $250,000 to $1,000,000 per incident. In December 2004, we entered into an agreement with insurance carriers to provide transportation liability insurance with an aggregate limit of $200 million for 2005. The new policy increases the self-insured portion to $10 million per incident. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
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
Rental Expense, Depreciation and Amortization

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		($ thousands)
Rental expense	$15,295	$20,956	$32,273	$41,800
% of revenue excluding fuel surcharge revenue	2.1%	3.2%	2.3%	3.4%
Depreciation and amortization expense	48,011	43,218	96,267	84,078
% of revenue excluding fuel surcharge revenue	6.8%	6.7%	7.0%	6.7%
Total rental, depreciation and amortization expense	63,306	64,174	128,540	125,878
% of revenue excluding fuel surcharge revenue	8.9%	9.9%	9.3%	10.1%
      Rental expense and depreciation expense are primarily driven by our fleet of tractors and trailers shown below:

	June 30,	December 31,	June 30,
	2005	2004	2004

Tractors:*
Company
Owned	11,747	11,046	9,723
Leased	3,264	3,852	4,697

Total company	15,011	14,898	14,420
Owner-operator	3,617	3,647	3,631

Total	18,628	18,545	18,051

Average tractors available for dispatch*	17,776	17,337	16,924

Trailers	52,268	51,773	50,501

*	Total tractors owned and leased include tractors being prepared for service and tractors waiting to be returned under lease or resold at the end of our replacement program. Average tractors is calculated on a monthly basis and represents tractors available for dispatch during the quarter.
      Rental expense decreased $5.7 million or 1.1% of revenue excluding fuel surcharge revenue from the second quarter of 2004 to the second quarter of 2005. This decrease is largely the result of a reduction in leased tractors (approximately 1,400 units) and the gain/loss on the sale of leased equipment discussed below. Depreciation and amortization expense for the second quarter of 2005 increased $4.8 million compared to the second quarter of 2004 due to an increase in owned tractors (approximately 2,000 units). Excluding the gains and losses on the sale of equipment discussed below, depreciation and amortization expense increased $6.0 million for the second quarter of 2005. In total, rental, depreciation and amortization expense has declined as a percent of revenue excluding fuel surcharge revenue. This decline is due to the net gains on the sale of our equipment in 2005 as opposed to the net losses incurred in 2004, and our company fleet increasing only 4.1% while our revenue excluding fuel surcharge increased 9.0% as a result of improved revenue per mile and utilization.
      For the six months ended June 30, 2005, total rental, depreciation and amortization expense has increased $2.7 million as a result of the increases in our fleet, or $4.0 million excluding the gains and losses on the disposal of the equipment discussed below. As a percent of revenue excluding fuel surcharge, rental, depreciation and amortization expense has decreased from 10.1% of net revenue to 9.3% as the improvements in revenue per mile and utilization have offset the increased cost of the fleet.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		($ thousands)
Earnings before income taxes	$(1,270)	$336	$(1,654)	$1,493
Net earnings	$(775)	$212	$(1,009)	$940
Diluted earnings per share	$(.01)	$.01	$(.01)	$.01
      Depending on business conditions, we will purchase and then resell tractors that we currently lease by exercising the purchase option contained in the lease. Gains or losses on these transactions are recorded as a reduction of, or increase to, rental expense. We also generate gains and losses from the sale of tractors we own. These gains or losses are recorded as a reduction of, or increase to, depreciation expense. These gains or losses are summarized below for the applicable periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Gain (loss) on sale of:
Leased revenue equipment	$144,000	$(649,000)	$44,000	$(737,000)
Owned revenue equipment	$947,000	$(293,000)	$767,000	$224,000

OTHER INCOME AND EXPENSES
      Our largest pre-tax non-operating expense is interest. As shown below, our interest expense, net of the impact of the derivative agreements, increased in 2005. Our debt balance, comprised of our operating line of credit, accounts receivable securitization, capital leases and other debt, was $625 million at June 30, 2005 compared to $622 million at December 31, 2004 and $423 million at June 30, 2004. The year over year increase was primarily the result of our stock repurchase program and an increase in capital expenditures in the last half of 2004. The increase in our debt balance coupled with an increase in interest rates on our variable rate debt has resulted in the increase in our interest expense shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	($ thousands)
Interest expense	$7,900	$1,465	$12,872	$7,471
Derivative agreements impact	(507)	3,502	1,308	2,423

Interest expense, net of derivative agreements	$7,393	$4,967	$14,180	$9,894

      Other income includes a $4.4 million and $2.4 million gain on the sale of real estate in the first quarter of 2005 and 2004, respectively. In June 2004, we adjusted the carrying value of two properties and a note receivable to our current estimate of net realizable value of these assets and recognized a loss of $4.3 million which is also included in other income/expense. Income taxes increased to 39% of earnings before taxes in the first six months of 2005 compared to 37% for the first six months of 2004 primarily as a result of our new driver per diem program, a portion of which is non-deductible.
LIQUIDITY AND CAPITAL RESOURCES
      Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Six Months Ended
	June 30,

	2005	2004

Net cash provided by operating activities	$146,229	$170,432
Net cash used in investing activities	$(182,042)	$(94,814)
Net cash provided by (used in) financing activities	$12,372	$(94,052)
      Although our operating income before depreciation and amortization has increased almost $20 million year over year, our cash provided by operating activities was down $24.2 million in the six months ended June 30, 2005 compared to the six months ended June 20, 2004. This is primarily due to an increase in prepaid expenses of $18.0 million compared to $4.5 million in the first six months of 2004 which is driven by the prepayment of two years of insurance premiums. In addition, we paid $26.9 million for income taxes in the six months ended June 30, 2005 compared to $3.1 million in the six months ended June 30, 2004.
      Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. Our capital expenditures, net of cash sales proceeds, were $183.5 million and $95.9 million in the first six months of 2005 and 2004, respectively. The net capital expenditures for 2005 includes $25 million of proceeds received from the sale of our autohaul assets (See Note 3 to the Consolidated Financial Statements). In addition, we have received $7.8 million and $11.9 million in the first six months of 2005 and 2004, respectively, from proceeds from the sale of other assets held for sale and payments on equipment sale receivables. In 2005, we loaned $6.3 million to Transplace Texas LP (See Note 3 to the Consolidated Financial Statements for more information). In 2004, we also paid $10.8 million for the acquisition of Trans-Mex.
      Regarding our financing activities, in 2005 we repaid $6.7 million of long-term debt and capital leases. We received $10.0 million of proceeds from borrowings on our revolving line of credit and receivable securitization. We also received $9.0 million of proceeds for the issuance of common stock under our stock option and stock purchase plans. In 2004 we repurchased $102.6 million of our common stock, and we received net cash inflows of $2.8 million from our borrowings and accounts receivable securitization and $5.7 million from the issuance of common stock under stock option and stock purchase plans.
Working Capital
      As of June 30, 2005 and December 31, 2004 we had a working capital deficit of $131.7 million and $70.9 million, respectively. The accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization, but the increase in fixed assets or treasury stock is not included in working capital.
Credit Facilities
      As of June 30, 2005, we had $170 million of borrowings and $169 million of letters of credit outstanding on our $550 million line of credit, leaving $211 million available. We expect to issue an additional $23 million of letters of credit in 2005 as a result of the increase in our self-insured portion of our general liability policy. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 55.0 to 137.5 basis points, as defined in the Credit Agreement (currently 100 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 15 to 25 basis points (currently 22.5 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined). As of June 30, 2005 we are in compliance with these debt covenants.
      Our accounts receivable securitization allows us to receive up to $250 million of proceeds, subject to eligible trade accounts receivable. Under the agreement amended in the fourth quarter of 2004, the committed term was extended to December 21, 2005. As of June 30, 2005, we had received sales proceeds of $245 million.
Capital Commitments and Expenditures
      As of June 30, 2005, we had commitments outstanding to acquire replacement and additional revenue equipment for approximately $738 million. These commitments extend through 2007 and are generally cancelable in 90 days or less. We believe we will be able to support these acquisitions of revenue equipment through debt and lease financings and cash flows generated by operating activities.
      During the quarter ended June 30, 2005, we incurred approximately $12.0 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.
      We anticipate that we will expend approximately $43 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
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

Forward-Looking Statements
      This Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate”, “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projections of revenue, income, capital expenditures, plans for future operations, our financing needs or plans, the impact of inflation, the effect of any safety rating change, the impact of new accounting standards, the ultimate outcome and impact of litigation against the Company and regulatory actions, our ability to attract and retain drivers, the capacity of the industry, the demand from shippers, the impact of the Department of Transportation’s revised regulations, expectations regarding additional letters of credit, the sufficiency of our capital resources and plans relating to the foregoing.
      As to Swift’s business and financial performance generally, important factors currently known to management that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, the following: (i) excess capacity in the trucking industry; (ii) significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees and insurance premiums, to the extent not offset by increases in freight rates or fuel surcharges; (iii) difficulty in attracting and retaining qualified drivers and owner operators, especially in light of the current shortage of qualified drivers and owner operators; (iv) recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as retail and manufacturing) in which the Company has a significant concentration of customers; (v) seasonal factors such as harsh weather conditions that increase operating costs; (vi) increases in driver compensation to the extent not offset by increases in freight rates; (vii) the inability of the Company to continue to secure acceptable financing arrangements; (viii) the ability of the Company to continue to identify acquisition candidates that will result in successful combinations; (ix) an unanticipated increase in the number of claims or amount of claims for which the Company is self insured; (x) a significant reduction in or termination of the Company’s trucking services by a key customer; (xi) the loss of key executives; (xii) new or more comprehensive regulations with respect to fuel emissions, or ergonomics; (xiii) a spill or other accident involving hazardous substances; (xiv) a depressed market for the sale of used equipment, particularly tractors; (xv) an adverse determination by the FMCSA with respect to Swift’s safety rating and any resulting loss of customers or potential customers or material increase in insurance costs; (xvi) the impact of the Department of Transportation’s regulations concerning the maximum number of hours of service that commercial truck drivers may operate; (xvii) the impact on our compensation programs resulting from new accounting standards regarding share-based payments; (xviii) the potential impact of current litigation, regulatory issues or other government actions; and (xix) competition from trucking, rail and intermodal competitors.
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
      We have interest rate exposure arising from our line of credit ($170 million), capital lease obligations ($2 million with variable interest rates) and accounts receivable securitization ($245 million), all of which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). There are no leverage options or prepayment features for the interest rate swaps. The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $3.5 million.

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
      Beginning in November 2004, three putative shareholder class action lawsuits (Davidco Investors LLC v. Swift Transportation Co., Inc., et al., Case No. 2-04-CV-02435; Greene v. Swift Transportation Co., Inc.,

et al., Case No. 2-04-CV-02492; and Tuttle v. Swift Transportation Co. Inc., et al., Case No., 2-04-CV-02874) were filed in the United States District Court for the District of Arizona against Swift and certain of its directors and officers, alleging violations of federal securities laws related to disclosures made by Swift regarding driver pay, depreciation, fuel costs and fuel surcharges; the effects of the Federal Motor Carrier Safety Administration’s (“FMCSA”) new hours-of-service regulations; the effects of a purported change in Swift’s FMCSA safety rating; Swift’s stock repurchase program; and certain stock transactions by two of the individual defendants. The complaints seek unquantified damages on behalf of the putative class of persons who purchased Swift’s common stock between October 16, 2003 and October 1, 2004.
      On April 29, 2005, the Court issued an order consolidating the cases as In re Swift Transportation Co., Inc. Securities Litigation, Master File No., CV-04-2435-PHX-NVW. On June 8, 2005, the Court appointed United Food and Commercial Workers Local 1262 and Employers Pension Plan as the lead plaintiff. Thereafter, pursuant to the parties’ stipulation, the Court ordered the lead plaintiff to file a consolidated amended complaint by August 19, 2005. Defendants’ motion to dismiss that complaint is scheduled to be filed by October  7, 2005. No date has been set for the hearing of that motion.
      On February 28, 2005, a shareholder derivative action was filed in the district court for Clark County, Nevada, entitled Rivera v. Eller, et al., Case No. A500269, against certain of Swift’s directors and officers, alleging breaches of fiduciary duty and unjust enrichment. The complaint named the Company solely as a nominal defendant against which no recovery was sought. The complaint alleged that the individual defendants breached their fiduciary duties, that one of the defendants violated state laws relating to insider trading, and that certain individual defendants engaged in improper related party transactions with the Company. The action sought damages in an unspecified amount against the individual defendants, disgorgement of improper profits, and attorneys’ fees, among other forms of relief. On May 24, 2005, the nominal plaintiff in the shareholder derivative action voluntarily dismissed the case without prejudice.
      The impact of the final disposition of these lawsuits cannot be assessed at this time.
ITEMS 2, 3 and 5:     Not applicable
ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The Company’s Annual Meeting of Stockholders was held on May 26, 2005. At the Annual Meeting, the stockholders elected Karl Eller, Paul M. Mecray, III, Karen E. Rasmussen, and Robert W. Cunningham to serve as Directors for three-year terms. Jerry C. Moyes, Alphonse E. Frei, David Goldman, Dale M. Jensen and Jock Patton continued as Directors after the meeting. William F. Riley, III did not stand for reelection. Subsequent to the Annual Meeting, Earl H. Scudder resigned from the Board and Samuel C. Cowley was appointed to the Board. Additionally, the stockholders approved the adoption of the 2005 Non-Employee Director Stock Option Plan, and ratified the selection of KPMG LLP as independent auditors for fiscal year 2005.
      Stockholders representing 68,840,648 shares or 95% of the outstanding shares were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee and the other proposals follows:

			Votes
			Against or
			Withheld
			and	Broker
	Votes Cast	Votes For	Abstentions	Non Votes

Election of Karl Eller	68,840,648	65,651,320	3,189,328
Election of Paul M. Mecray, III	68,840,648	67,854,545	986,103
Election of Karen E. Rasmussen	68,840,648	67,848,876	991,772
Election of Robert W. Cunningham	68,840,648	66,806,325	2,034,323
Approval of adoption of the 2005 Non-Employee Director Stock Option Plan	68,840,648	33,461,170	27,104,880	8,274,598
Ratification of selection of KPMG LLP as independent auditors for fiscal year 2005	68,840,648	68,718,693	121,955

ITEM 6:	EXHIBITS

Exhibit 3.1	—	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement No. 333-85940 on Form S-8)

Exhibit 3.2	—	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement No. 33-66034 on Form S-3)

Exhibit 3.2.1	—	Amendment to Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 3, 2004)

Exhibit 10.18	—	Separation Agreement

Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Jerry Moyes, Chairman and Chief Executive Officer

Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Glynis Bryan, Chief Financial Officer

Exhibit 32	—	Section 1350 Certification of Jerry Moyes and Glynis Bryan

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION CO., INC.

/s/ Jerry Moyes

(Signature)
Jerry Moyes
Chairman and Chief Executive Officer
Date: August 8, 2005

/s/ Glynis Bryan

(Signature)
Glynis Bryan
Chief Financial Officer
Date: August 8, 2005

Exhibit Index

Exhibit 3.1	—	Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement No. 333-85940 on Form S-8)

Exhibit 3.2	—	Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement No. 33-66034 on Form S-3)

Exhibit 3.2.1	—	Amendment to Bylaws of Registrant (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 3, 2004)

Exhibit 10.18	—	Separation Agreement

Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Jerry Moyes, Chairman and Chief Executive Officer

Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Glynis Bryan, Chief Financial Officer

Exhibit 32	—	Section 1350 Certification of Jerry Moyes and Glynis Bryan