Form 10-Q
period 2005-09-30
SWIFT TRANSPORTATION CO INC
filed 2005-11-09
CIK 863557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-18605
SWIFT TRANSPORTATION CO., INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0666860
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
2200 South 75th Avenue
Phoenix, AZ 85043
(602) 269-9700
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 7, 2005)
      Common stock, $.001 par value: 73,194,918 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash	$11,304	$28,245
Accounts receivable, net	335,889	331,093
Equipment sales receivable	28,652	4,463
Inventories and supplies	13,756	12,989
Prepaid taxes, licenses and insurance	37,309	24,179
Assets held for sale	42,630	51,757
Deferred income taxes	9,161	12,839

Total current assets	478,701	465,565

Property and equipment, at cost:
Revenue and service equipment	1,781,832	1,698,955
Land	86,635	84,411
Facilities and improvements	296,618	273,473
Furniture and office equipment	79,301	86,562

Total property and equipment	2,244,386	2,143,401
Less accumulated depreciation and amortization	689,686	697,222

Net property and equipment	1,554,700	1,446,179

Notes receivable, less current portion	25,040	3,960
Other assets	16,027	16,946
Customer relationship intangible, net	39,034	41,320
Goodwill	56,188	56,188

	$2,169,690	$2,030,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$111,731	$81,174
Accrued liabilities	105,705	96,654
Current portion of claims accruals	110,524	101,862
Current portion of obligations under capital leases and long-term debt	8,260	15,205
Fair value of guarantees	1,532	1,575
Securitization of accounts receivable	245,000	240,000

Total current liabilities	582,752	536,470

Borrowings under revolving credit agreement	155,000	165,000
Senior notes	200,000	200,000
Obligations under capital leases, less current portion		1,787
Claims accruals, less current portion	122,576	97,188
Deferred income taxes	278,662	286,211
Fair value of interest rate swaps	2,584	5,233
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share; authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share; authorized 200,000,000 shares; 94,387,351 and 93,467,651 shares issued at September 30, 2005 and December 31, 2004, respectively	94	93
Additional paid-in capital	361,760	333,720
Retained earnings	828,193	766,333
Treasury stock, at cost (21,570,326 shares at September 30, 2005 and December 31, 2004)	(361,321)	(361,321)
Accumulated other comprehensive income and other	(610)	(556)

Total stockholders’ equity	828,116	738,269

	$2,169,690	$2,030,158

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands, except share data)
Operating revenue	$812,934	$727,318	$2,353,807	$2,040,724

Operating expenses:
Salaries, wages and employee benefits	265,505	245,328	765,172	715,980
Operating supplies and expenses	77,300	70,218	215,635	200,488
Fuel	162,782	119,751	444,232	312,722
Purchased transportation	152,841	131,128	427,355	359,358
Rental expense	13,244	18,808	45,517	60,608
Insurance and claims	32,355	22,739	112,369	69,563
Depreciation and amortization	56,592	49,874	152,859	133,952
Communication and utilities	6,890	7,628	22,570	22,792
Operating taxes and licenses	17,338	16,768	51,957	46,027

Total operating expenses	784,847	682,242	2,237,666	1,921,490

Operating income	28,087	45,076	116,141	119,234

Other (income) expenses:
Interest expense	6,419	5,980	19,291	13,451
Interest income	(576)	(135)	(1,324)	(775)
Other	1,534	319	(3,241)	2,570

Other (income) expenses, net	7,377	6,164	14,726	15,246

Earnings before income taxes	20,710	38,912	101,415	103,988
Income taxes	8,078	13,213	39,555	37,301

Net earnings	$12,632	$25,699	$61,860	$66,687

Basic earnings per share	$.17	$.32	$.86	$.82

Diluted earnings per share	$.17	$.32	$.84	$.81

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(Unaudited)
	(In thousands)
Net earnings	$12,632	$25,699	$61,860	$66,687
Other comprehensive income:
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $15, $14, $43 and $41, respectively	23	23	70	68
Foreign currency translation	25	(213)	(124)	(194)

Comprehensive income	$12,680	$25,509	$61,806	$66,561

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

						Accumulated
	Common Stock					Other
			Additional			Comprehensive	Total
		Par	Paid-in	Retained	Treasury	Income and	Stockholders’
	Shares	Value	Capital	Earnings	Stock	Other	Equity

	(Unaudited)
	(In thousands, except share data)
Balances, December 31, 2004	93,467,651	$93	$333,720	$766,333	$(361,321)	$(556)	$738,269
Issuance of common stock under stock option and employee stock purchase plans	919,700	1	11,943				11,944
Income tax benefit arising from the exercise of stock options			2,107				2,107
Amortization of deferred compensation			13,990				13,990
Reclassification of cash flow hedge to interest expense						70	70
Foreign currency translation						(124)	(124)
Net earnings				61,860			61,860

Balances, September 30, 2005	94,387,351	$94	$361,760	$828,193	$(361,321)	$(610)	$828,116

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,

	2005	2004

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$61,860	$66,687
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	154,470	134,202
Deferred income taxes	(3,871)	5,605
Income tax benefit arising from the exercise of stock options	2,107	1,815
Provision for losses on accounts receivable	3,997	4,298
Equity losses of Transplace	2,432	2,340
Amortization of deferred compensation	13,990	4,808
Change in fair market value of interest rate swaps	(2,649)	(1,582)
Gain on sale of non-revenue equipment	(4,550)	(2,275)
Amortization of deferred legal fees		6,357
Impairment of property and note receivable	1,361	4,340
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(8,583)	(30,041)
Inventories and supplies	(1,049)	5,264
Prepaid expenses	(13,339)	(10,370)
Other assets	(158)	(834)
Accounts payable, accrued and other liabilities	57,595	81,842

Net cash provided by operating activities	263,613	272,456

Cash flows from investing activities:
Proceeds from the sale of autohaul assets	28,500
Proceeds from sale of property and equipment	64,821	70,887
Capital expenditures	(374,085)	(319,087)
Proceeds from sale of assets held for sale	4,002	5,870
Issuance of note receivable to Transplace	(6,331)
Payment for purchase of Trans-Mex		(10,810)
Payments received on equipment sale receivables	4,464	5,997

Net cash used in investing activities	(278,629)	(247,143)

Cash flows from financing activities:
Repayments of long-term debt and capital leases	(8,731)	(23,141)
Borrowings under line of credit		60,000
Repayments of borrowings under line of credit	(10,000)
Change in borrowings under accounts receivable securitization	5,000	53,000
Proceeds from issuance of common stock under stock option and purchase plans	11,944	10,299
Accumulated other comprehensive loss	70	68
Purchases of treasury stock		(131,155)

Net cash used in financing activities	(1,717)	(30,929)

Effect of exchange rate changes on cash	(208)	(194)

Net decrease in cash	(16,941)	(5,810)
Cash at beginning of period	28,245	19,055

Cash at end of period	$11,304	$13,245

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$19,256	$13,025

Income taxes	$39,246	$3,501

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables	$28,652	$2,950

Equipment purchase accrual	$15,477	$12,243

Guarantee of third party letter of credit	$394

Notes receivable from sale of autohaul assets	$17,635

Stock issued in acquisition of Trans-Mex		$20,162

Accrual of additional Merit acquisition cost		$5,000

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
      The Company currently applies APB Opinion No. 25 and related interpretations in accounting for its stock compensation plans. Accordingly, no compensation cost has been recognized for Swift’s Employee Stock Purchase Plan. The compensation cost that has been charged against earnings for its Fixed Stock Option Plans was $13.0 million and $500,000 for the three months ended September 30, 2005 and 2004, respectively, and $14.0 and $4.8 million for the nine months ended September 30, 2005 and 2004, respectively. See Note 5 for a discussion of changes to the Company’s stock compensation plans in September 2005.
      Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net earnings (loss) (in thousands)
As Reported	$12,632	$25,699	$61,860	$66,687
Add: Compensation expense, using intrinsic method, net of tax	7,939	330	8,534	3,096
Deduct: Compensation expense, using fair value method, net of tax	(49,747)	(1,702)	(53,620)	(7,554)

Pro forma	$(29,176)	$24,327	$16,774	$62,229

Basic earnings (loss) per share
As Reported	$.17	$.32	$.86	$.82

Pro forma	$(.40)	$.30	$.23	$.77

Diluted earnings (loss) per share
As Reported	$.17	$.32	$.84	$.81

Pro forma	$(.40)	$.30	$.23	$.76

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Pro forma net earnings reflect only options granted in 1995 through September 30, 2005. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Company’s expectation of the impact of a new accounting standard not yet adopted by the Company that will impact stock compensation expense.

Note 3.	Notes Receivable
      In January 2005, the Company loaned $6.3 million to Transplace Texas, LP, a subsidiary of Transplace, Inc. in which the Company owns an equity interest of approximately 29%. This note receivable is being reduced as the Company records its portion of the losses incurred by Transplace. As of September 30, 2005, this note has been reduced by approximately $2.3 million. At such time as the note is repaid in full, the amount of losses previously recorded as a reduction of the note receivable will be recognized as a gain.
      In April 2005, we completed the sale of our autohaul assets and business for approximately $46.1 million, $25 million of which was paid in cash at closing, $3.5 million was paid on July 15, 2005, $0.6 million is due on January 15, 2006 and $17 million is payable to Swift in the form of a note due over a six year period ending April 2011. As part of this transaction, Swift is providing certain bookkeeping and other related services to the buyer on a transitional basis through December 2005.
      Notes receivable consist of the following:

	September 30,	December 31,
	2005	2004

	(In thousands)
Note receivable of $6,331,000 from Transplace, net of equity losses
Accrued interest of 6% per annum and principal due and payable on January 7, 2007	$4,080	$
Notes receivable from Auto Carrier Holdings, Inc.:

(1) $17,000,000 accruing interest at 1 1/2% through April 2006 and 4% thereafter due and payable quarterly in arrears. Principal is due and payable in quarterly installments of $354,167 beginning June 30, 2007 through March 31, 2011. The remaining balance is due April 2011

(2) $635,000 accruing interest at 4% payable quarterly, principal due January 15, 2006	17,635
Note receivable from Transportes EASO, payable on demand	3,960	3,960

	25,675	3,960
Less current portion	(635)

Notes receivable, less current portion	$25,040	$3,960

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 4.	Earnings Per Share
      The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	(In thousands, except per share amounts)
Net earnings	$12,632	$25,699	$61,860	$66,687

Weighted average shares:
Common shares outstanding for basic earnings per share	72,678	79,771	72,322	81,303
Equivalent shares issuable upon exercise of stock options	1,165	852	1,516	865

Diluted shares	73,843	80,623	73,838	82,168

Basic earnings per share	$.17	$.32	$.86	$.82

Diluted earnings per share	$.17	$.32	$.84	$.81

Note 5.	Changes to Stock Compensation Plans
      On September 19, 2005, the Compensation Committee of the Company’s Board of Directors accelerated the vesting of all outstanding and unvested employee stock options. There were 7.3 million options accelerated of which 3.7 million options had a strike price in excess of the fair market value of $18.42 on the acceleration date. The options which were originally awarded at a discount from market value are now retroactively subject to new tax regulations regarding deferred compensation which impose a 20% excise tax to income created by the exercise of these options after December 31, 2005. The remaining options that were accelerated allowed, among other things, the Company to recognize an expense in 2005 which was significantly less than the compensation expense that would be recognized beginning in 2006 in accordance with Statement of Financial Standards No. 123(R). The vesting periods for stock options held by the non-employee members of the Board of Directors have not been accelerated. The Company recorded a $12.4 million non-cash expense in September 2005 to account for the acceleration.

Note 6.	Stock Repurchase Program
      The Company has adopted a new repurchase program, under which it may acquire its common stock using the proceeds received from the exercise of stock options to minimize the dilution from the exercise of stock options. The purchases will be made in accordance with SEC rules 10b5-1 and 10b-18, which limit the amount and timing of repurchases and removes any discretion with respect to purchases on the part of the Company.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 7.	Impairment of Equipment and Real Estate
      On September 19, 2005, the Company identified certain trailers that will no longer be utilized by the Company. The majority of these trailers are specialized equipment and the Company recorded an expense of $6.4 million in the third quarter of 2005 to reduce the carrying value of these assets to their fair value less costs to sell ($36.6 million at September 30, 2005). This charge is included in depreciation and amortization expense. Also in September 2005, the Company recorded a $1.3 million charge to reduce the carrying value of an underutilized Mexican facility to its fair value less cost to sell. The charge was included in other expense on the Consolidated Statement of Earnings.

Note 8.	Contingencies
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
OVERVIEW
      Swift operates the largest fleet of truckload carrier equipment in the United States. We operate predominantly in one industry, over the road transportation, as a truckload motor carrier and thus have only one reportable segment. Our fleet contains approximately 18,400 tractors and 53,200 trailers which are driven by more than 21,000 drivers and owner-operators. We earn revenue by hauling freight for retailers, manufacturers and other companies. We manage our business through a network of 38 major terminals located strategically across the United States and Mexico. This allows us to combine strong regional operations with a transcontinental van operation. Our services include dry van, refrigerated, flat-bed, heavy-haul and dedicated van offerings. The principal types of freight we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food, beverages and beverage containers and building materials. Principally, we operate within short-to-medium-haul traffic lanes with an average length of haul of less than 600 miles.
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

Sale of Autohaul Business and Assets
      In April 2005, we completed the sale of our autohaul assets and business for approximately $46.1 million, $25 million of which was paid in cash at closing, $3.5 million of which was paid on July 15, 2005, $0.6 million of which is due on January 15, 2006 and $17 million of which is payable to Swift in the form of a note due over a six year period ending in April 2011. As part of this transaction, Swift is providing certain bookkeeping and other related services to the buyer on a transitional basis through December 2005.

Regulation
      We are regulated by the United States Department of Transportation. This regulatory authority has broad powers, generally governing matters such as authority to engage in motor carrier operations, safety, hazardous materials transportation, certain mergers, consolidations and acquisitions and periodic financial reporting. We are also regulated by various state agencies.
      In October 2005, the Federal Motor Carrier Safety Administration (FMCSA) completed a review of our operations and safety management controls. Upon completion of the review process, the FMCSA assigned to Swift a safety fitness rating of “satisfactory”, the highest safety rating given. The “satisfactory” safety fitness rating resolves Swift’s current litigation with the FMCSA over the agency’s proposed “conditional” rating in 2003. Swift’s current litigation with the FMCSA over civil penalties assessed in connection with audits in 2001 and 2003, in an aggregate amount of approximately $87,000, is not affected by the FMCSA’s recent action.

Accounting Standards Not Yet Adopted by the Company
      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standard (“SFAS”) and Interpretations (“FIN”) for which the required implementation dates have not yet become effective. A new standard that will likely materially impact the Company is discussed below.
      In December 2004, SFAS No. 123(R), “Share-Based Payment,” was issued. This Statement requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements upon a grant-date fair value of an award as opposed to the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, which the Company currently uses. The standard is effective for the Company beginning January 1, 2006. On September 19, 2005, the Compensation Committee of the Company’s Board of Directors accelerated the vesting of all outstanding and unvested employee stock options, requiring that the Company record a $12.4 million non-cash expense. Also, in connection with the acceleration of vesting of the stock options, the Compensation Committee of the Company’s Board of Directors is modifying the structure of its compensation program to reduce the number of stock options awarded in the future, to reduce the number of employees eligible for awards and to incorporate a restricted stock element that includes performance standard objectives. The Company estimates compensation expense related to SFAS 123(R) will be $2 million to $3 million in 2006.
RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
      The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2005	2004	2005	2004

Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	32.7	33.7	32.5	35.1
Operating supplies and expenses	9.5	9.7	9.2	9.8
Fuel	20.0	16.5	18.9	15.3
Purchased transportation	18.8	18.0	18.1	17.6
Rental expense	1.6	2.6	1.9	3.0
Insurance and claims	4.0	3.1	4.8	3.4
Depreciation and amortization	7.0	6.9	6.5	6.6
Communications and utilities	.8	1.0	1.0	1.1
Operating taxes and licenses	2.1	2.3	2.2	2.3

Total operating expenses	96.5	93.8	95.1	94.2

Operating income	3.5	6.2	4.9	5.8
Net interest expense	.8	.9	.7	.6
Other (income) expense, net	.2		(.1)	.1

Earnings before income taxes	2.5	5.3	4.3	5.1
Income taxes	1.0	1.8	1.7	1.8

Net earnings	1.5%	3.5%	2.6%	3.3%

      For the three months ended September 30, 2005, our net earnings were $12.6 million compared to $25.7 million in the three months ended September 30, 2004. Net earnings in the third quarter of 2005 were reduced significantly as a result of including the following non-cash pre-tax items: a $12.4 million expense to accelerate the vesting period of 7.3 million employee stock options, a $7.7 million impairment charge to reduce the carrying value of specialized trailers and an underutilized facility in Mexico to their fair market value less costs to sell, and a $1.3 million benefit to recognize the decrease in market value of interest rate derivative agreements. Results in the third quarter of 2004 included an $841,000 non-cash expense to recognize the increase in market value of interest rate derivative agreements. Revenue in the third quarter of 2005 increased by 11.8% compared to the third quarter of 2004, driven by higher fuel surcharge recovery and rate increases. We also experienced significant increases in fuel costs and insurance and claims expense as a percent of revenue in the third quarter of 2005 compared to 2004.

      During the nine months ended September 30, 2005, our net earnings were $61.9 million compared to $66.7 million in the corresponding period of 2004. Revenue increased 15.3% compared to the first nine months of 2004 and was driven by increases in fuel surcharge recovery, revenue per mile and volume as explained below. The margin contribution from the revenue growth was more than offset by the non-cash charges discussed above and increased fuel and insurance and claims expense.
REVENUE
      We segregate our revenue into three types: trucking revenue, fuel surcharge revenue, and other revenue. A summary of revenue generated by type for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ thousands)
Trucking revenue	$683,084	$662,269	$2,036,737	$1,877,048
Fuel surcharge revenue	108,071	47,747	263,879	115,116
Other revenue	21,779	17,302	53,191	48,560

Operating revenue	$812,934	$727,318	$2,353,807	$2,040,724

Trucking Revenue
      Trucking revenue is revenue from freight hauled by our fleet and accounts for the majority of our total revenue. Generally, our customers pay for our services based on the number of miles between pick-up and delivery and other ancillary services we provide. To improve our trucking revenue we can either increase the number of revenue generating miles our trucks drive or increase the rate at which we are paid. We use three primary indicators to monitor our performance. First, we monitor utilization of our tractors in the form of miles per tractor per week. In conjunction with miles per tractor per week, we measure the percentage of miles our tractors travel that do not generate revenue, known as deadhead. Our goal is to minimize the amount of deadhead driven to allow for more revenue generating miles. We monitor deadhead miles on a daily basis. Finally, to analyze the rates our customers pay, we measure revenue per loaded mile on a daily basis. Loaded miles include only the miles driven when hauling freight. To improve revenue per loaded mile we evaluate the lanes in which we operate and, where appropriate, try to negotiate higher rates per mile with our customers. These indicators for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Total miles per tractor per week	2,185	2,188	2,160	2,134
Loaded miles per tractor per week	1,931	1,912	1,895	1,859
Trucking revenue per loaded mile (excluding fuel surcharge)	$1.5797	$1.5194	$1.5640	$1.5112
Deadhead percentage	11.61%	12.62%	12.24%	12.93%
      In addition to the rate per mile, we are also compensated, in some instances, for ancillary services such as detention and loading and unloading freight for our customers. The revenue for these ancillary services is included in trucking revenue.
      Our trucking revenue increased by approximately $20.8 million or 3.1% in the three months ended September 30, 2005 compared to 2004. Increased revenue per mile contributed 3.9% to growth which was offset by a reduction in the size of our fleet and the overall number of loaded miles driven in the quarter compared to 2004. The reduction in fleet size was partially offset by improved loaded miles per tractor per week which contributed 1.0% to growth year over year for the three month periods.

      For the nine months ended September 30, 2005, trucking revenue increased by approximately $159.7 million or 8.5% compared to the first nine months of 2004. Approximately 3.7% of the growth is due to increased revenue per mile, 2.0% is the result of improved utilization and 2.8% is due to an increase in average tractor count year over year.

Fuel Surcharge Revenue
      Fuel surcharge revenue represents fuel cost increases that we bill to our customers. Although our surcharge programs vary by customer, prior to October 2004 we received approximately one cent per mile for every six cent increase in the Department of Energy’s average diesel fuel index. In October 2004, we renegotiated with many of our customers to increase the charge to one penny for every five cent increase in the diesel fuel index. The Department of Energy diesel fuel index increased to an average of $2.56 and $2.29 for the three and nine months ended September 30, 2005, respectively, from $1.83 and $1.71 for the same periods in 2004, respectively. The increase in the average cost of fuel, as well as our increase in volume and changes in our fuel surcharge program, directly contributed to the 126% and 129% growth in fuel surcharge revenue in the three and nine months ended September 30, 2005 compared to the same periods in 2004.

Other Revenue
      Other revenue is generated primarily by freight moved for our customers on rail or other purchased transportation. Other revenue for the three and nine month periods ending September 30, 2005 has increased 25.9% and 9.5%, respectively, driven by increases in our intermodal revenue.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ thousands)
Total revenue	$812,934	$727,318	$2,353,807	$2,040,724
Less: Fuel surcharge revenue	108,071	47,747	263,879	115,116

Revenue excluding fuel surcharge revenue	$704,863	$679,571	$2,089,928	$1,925,608

OPERATING EXPENSES

Salaries, Wages and Employee Benefits

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ thousands)
Salaries, wages and employee benefits	$265,505	$245,328	$765,172	$715,980
% of revenue excluding fuel surcharge revenue	37.7%	36.1%	36.6%	37.2%
      Salaries, wages and employee benefits increased by $20.2 million in the third quarter of 2005 compared to the prior year. Included in salaries, wages and employee benefits in the third quarter of 2005 is a $12.4 million charge associated with the acceleration of the vesting of 7.3 million employee stock options. Excluding this one-time non-cash charge, salaries, wages and employee benefits would have been $253.1 million or 35.9% of revenue excluding fuel surcharge revenue compared to 36.1% for the third quarter of 2004.

      For the first nine months of 2005, salaries, wages and employee benefits have increased $49.2 million from the first nine months of 2004. Excluding the charge for the acceleration of the vesting of the stock options in 2005 and excluding the $3.9 million expense recorded in 2004 for the Company’s voluntary early retirement program, salaries, wages and employee benefits were $752.8 million or 36.0% of revenue excluding fuel surcharge revenue in the first nine months of 2005 compared to $712.1 million or 36.9% of revenue excluding fuel surcharge revenue in the first nine months of 2004. Excluding the items discussed above, salaries, wages and employee benefits have decreased as a percent of revenue excluding fuel surcharge as our revenue per mile has increased more than our driver wages and non-driver salaries per mile.
      From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and additional increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we could not obtain corresponding rate increases.

Operating Supplies and Expenses

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ thousands)
Operating supplies and expenses	$77,300	$70,218	$215,635	$200,488
% of revenue excluding fuel surcharge revenue	11.0%	10.3%	10.3%	10.4%
      Operating supplies and expenses have increased $7.1 million in the three months ended September 30, 2005 compared to the same period in the prior year. The increase is primarily the result of increased maintenance costs in the quarter. For the first nine months of 2005, operating supplies and expenses have increased $15.1 million but have declined slightly as a percent of net revenue compared to the first nine months of 2004. The first nine months of 2004 included a $4.3 million inventory adjustment and $6.3 million in amortization of legal fees related to an insurance settlement that did not recur in the first nine months of 2005. This increase in expense for the nine month period is due to an increase in maintenance expenses, hiring costs and travel expenses.

Fuel Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ thousands)
Fuel expense	$162,782	$119,751	$444,232	$312,722
% of operating revenue	20.0%	16.5%	18.9%	15.3%
Company fuel cost per gallon	$2.42	$1.76	$2.17	$1.63
      Fuel costs increased $43.0 million or 35.9% in the three months ended September 30, 2005 compared to the same period in 2004. The increase is the result of our average fuel cost per gallon increasing over 37% in the third quarter of 2005 compared to the third quarter of 2004, offset slightly by a reduction in the miles driven. For the first nine months of 2005, fuel expense has increased $131.5 million or 42% compared to the first nine months of 2004. Approximately 81% of the increase for the nine months is the result of the increase in fuel cost per gallon while 10% is related to volume growth and the remaining increase is due to a reduction in fuel efficiency and other factors.
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

      To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue received for company miles driven (as opposed to miles driven by our owner-operators who pay for their own fuel) from our fuel expense. The result is evaluated as a percent of revenue less fuel surcharge revenue. These amounts are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ thousands)
Total fuel surcharge revenue	$108,071	$47,747	$263,879	$115,116
Less: Fuel surcharge revenue reimbursed to owner-operators	24,103	9,355	58,584	22,860

Company fuel surcharge revenue	$83,968	$38,392	$205,295	$92,256

Total fuel expense	$162,782	$119,751	$444,232	$312,722
Less: Company fuel surcharge revenue	83,968	38,392	205,295	92,256

Net fuel expense	$78,814	$81,359	$238,937	$220,466

% of revenue excluding fuel surcharge revenue	11.2%	12.0%	11.4%	11.4%
      Our net fuel expense as a percent of revenue excluding fuel surcharge revenue has decreased in the three months ended September 30, 2005 compared to the same period in 2004 and has remained relatively flat for the nine months ended September 30, 2005 compared to the first nine months of 2004. This indicates that our fuel surcharge program has effectively offset a significant portion of the impact of rising diesel fuel costs, and the majority of our net fuel expense increases are the result of volume for the first nine months of the year.

Purchased Transportation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ thousands)
Purchased transportation	$152,841	$131,128	$427,355	$359,358
Less: Fuel surcharge revenue reimbursed to owner-operators	24,103	9,355	58,584	22,860

Purchased transportation excluding fuel surcharge reimbursement	$128,738	$121,773	$368,771	$336,498

% of revenue excluding fuel surcharge revenue	18.3%	17.9%	17.6%	17.5%
      Purchased transportation increased $21.7 million in the third quarter of 2005 compared to 2004. Approximately $14.7 million was an increase in the fuel surcharge reimbursement to owner-operators. Excluding fuel surcharge, purchased transportation increased to 18.3% of net revenue from 17.9% in the third quarter of 2004. This increase is primarily due to the increases in the rate paid to our owner-operators and increases in rail costs due to increased intermodal volume. For the nine months ended September 30, 2005, purchased transportation increased $68.0 million compared to the same period in 2004 of which $35.7 million was an increase in the fuel surcharge reimbursed to owner-operators. On a year to date basis, purchased transportation excluding fuel surcharge has remained relatively flat as a percent of net revenue as the rate increases paid to our owner-operators and increased rail expenses were mostly offset by a decrease in other third party costs and increases in our revenue per mile.

Insurance and Claims

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ thousands)
Insurance and claims	$32,355	$22,739	$112,369	$69,563
% of revenue excluding fuel surcharge revenue	4.6%	3.3%	5.4%	3.6%
      Insurance and claims expense increased $9.6 and $42.8 million, respectively, in the three and nine months ended September 30, 2005 compared to the same periods in 2004. This increase is primarily attributable to an increase in premiums, an increase in our reserves attributable to our deductible increasing from $1 million to $10 million and an increase in development on prior year claims. As discussed in our Annual Report on Form 10-K, we buy insurance coverage with deductible amounts, which means that we are self-insured for some portion of our liability, property damage and cargo damage risk. Beginning in 2003, the deductible amount for general liability rose from $250,000 to $1,000,000 per incident. In December 2004, we entered into an agreement with insurance carriers to provide transportation liability insurance with an aggregate limit of $200 million for 2005. The new policy increases the self-insured portion to $10 million per incident. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.
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

Rental Expense, Depreciation and Amortization

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

		($ thousands)
Rental expense	$13,244	$18,808	$45,517	$60,608
% of revenue excluding fuel surcharge revenue	1.9%	2.8%	2.2%	3.1%
Depreciation and amortization expense	56,592	49,874	152,859	133,952
% of revenue excluding fuel surcharge revenue	8.0%	7.3%	7.3%	7.0%
Total rental, depreciation and amortization expense	69,836	68,682	198,376	194,560
% of revenue excluding fuel surcharge revenue	9.9%	10.1%	9.5%	10.1%

      Rental expense and depreciation expense are primarily driven by our fleet of tractors and trailers shown below:

	September 30,	December 31,	September 30,
	2005	2004	2004

Tractors:*
Company
Owned	12,130	11,046	11,131
Leased	2,583	3,852	4,036

Total company	14,713	14,898	15,167
Owner-operator	3,673	3,647	3,676

Total	18,386	18,545	18,843

Average tractors available for dispatch*	17,224	17,337	17,536

Trailers	53,223	51,773	50,958

*	Total tractors owned and leased include tractors being prepared for service and tractors waiting to be returned under lease or resold at the end of our replacement program. Average tractors is calculated on a monthly basis and represents tractors available for dispatch during the quarter.
      Rental expense decreased $5.6 million or 0.9% of revenue excluding fuel surcharge revenue from the third quarter of 2004 to the third quarter of 2005. This decrease is due to the reduction in leased tractors (approximately 1,450 units) shown above. Depreciation and amortization expense for the third quarter of 2005 increased $6.7 million compared to the third quarter of 2004 primarily due to a $6.4 million impairment charge to reduce the carrying value of some specialized trailers to their fair market value less costs to sell and an increase in owned tractors (approximately 1,000 units). These increases were offset by an increase in the gain on the sale of tractors shown below. Excluding the gains and losses on the sale of equipment discussed below, depreciation and amortization expense increased $7.4 million for the third quarter of 2005. Excluding the $6.4 million impairment charge, rental, depreciation and amortization expense in total has declined as a percent of revenue excluding fuel surcharge revenue. This decline is due to an increase in net gains on the sale of our equipment in 2005 compared to 2004, and our company fleet decreasing by 3% while our revenue excluding fuel surcharge increased 3.7% as a result of improved revenue per mile and utilization.
      For the nine months ended September 30, 2005, total rental, depreciation and amortization expense has increased $3.8 million. Excluding the $6.4 million impairment charge and the gain/loss on the sale of equipment shown below, total rental, depreciation and amortization expense decreased $0.5 million as a result of the decrease in our fleet. As a percent of revenue excluding fuel surcharge, rental, depreciation and amortization expense, excluding the impairment and gains/losses, has decreased from 10.1% of net revenue to 9.3% as the improvements in revenue per mile and utilization have diluted the cost of the fleet on a percentage basis.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ thousands, except share data)
Earnings before income taxes	$(1,348)	$(3,046)	$(3,002)	$(1,552)
Net earnings	$(822)	$(2,012)	$(1,831)	$(996)
Diluted earnings per share	$(.01)	$(.02)	$(.02)	$(.01)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Gain (loss) on sale of:
Leased revenue equipment	$(294,000)	$(295,000)	$(251,000)	$(1,032,000)
Owned revenue equipment	$997,000	$296,000	$1,764,000	$520,000
OTHER INCOME AND EXPENSES

Interest Expense
      Our largest pre-tax non-operating expense is interest. As shown below, our interest expense, net of the impact of the derivative agreements, increased in 2005. Our debt balance, comprised of our operating line of credit, accounts receivable securitization, capital leases and other debt, was $608 million at September 30, 2005 compared to $622 million at December 31, 2004 and $510 million at September 30, 2004. The year over year increase in the debt balance was primarily the result of our stock repurchase program in the fourth quarter of 2004 and an increase in capital expenditures year over year. The increase in our debt balance coupled with an increase in interest rates on our variable rate debt has resulted in the increase in our interest expense shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

	($ thousands)
Interest expense	$6,419	$5,980	$19,291	$13,451
Derivative agreements impact	1,340	(841)	2,648	1,582

Interest expense, net of derivative agreements	$7,759	$5,139	$21,939	$15,033

Other Income and Expense
      Other income and expense in the third quarter of 2005 includes a $1.3 million impairment charge to reduce the carrying value of an underutilized facility in Mexico to its fair market value less costs to sell. For the nine months ended September 2005, other income also includes a $4.4 million gain on the sale of real estate. For the nine months ended September 2004, other income includes a $2.4 million gain on the sale of real estate and a loss of $4.3 million to adjust the carrying value of two properties and a note receivable to our current estimate of net realizable value.

Income Taxes
      Our effective income tax rate increased to 39% of earnings before taxes in the first nine months of 2005 compared to 36% for the first nine months of 2004. This increase is the result of the driver per diem program implemented in September 2004, a portion of which is non-deductible. In addition, in 2004 we experienced a lower tax rate due to the adjustment made to deferred taxes for a reduction in our state tax rate.

LIQUIDITY AND CAPITAL RESOURCES
      Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Nine Months Ended
	September 30,

	2005	2004

	($ thousands)
Net cash provided by operating activities	$263,613	$272,456
Net cash used in investing activities	$(278,629)	$(247,143)
Net cash used in financing activities	$(1,717)	$(30,929)
      Net cash provided by operating activities was down $8.8 million in the nine months ended September 30, 2005 compared to the nine months ended September 20, 2004. Operating income adjusted for non-cash items such as depreciation, amortization and impairment charges increased approximately $20 million in the first nine months of 2005 compared to the same period in 2004. This increase was offset primarily by an increase in cash income tax payments of $35.7 million.
      Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. Our capital expenditures, net of cash sales proceeds, were $280.8 million and $242.3 million in the first nine months of 2005 and 2004, respectively. The net capital expenditures for 2005 includes $28.5 million of proceeds received from the sale of our autohaul assets (See Note 3 to the Consolidated Financial Statements). In addition, we have received $8.5 million and $11.9 million in the first nine months of 2005 and 2004, respectively, from proceeds from the sale of other assets held for sale and payments on equipment sale receivables. In 2005, we loaned $6.3 million to Transplace Texas LP (See Note 3 to the Consolidated Financial Statements for more information). In 2004, we also paid $10.8 million for the acquisition of Trans-Mex.
      Regarding our financing activities, in 2005 we repaid $8.7 million of long-term debt and capital leases. We repaid $10.0 million of borrowings on our revolving line of credit and received $5.0 million of proceeds from borrowings on our receivable securitization. We also received $11.9 million of proceeds for the issuance of common stock under our stock option and stock purchase plans. In 2004 we repurchased $131.2 million of our common stock, and we received net cash inflows of $89.9 million from our borrowings and accounts receivable securitization and $10.3 million from the issuance of common stock under stock option and stock purchase plans.

Working Capital
      As of September 30, 2005 and December 31, 2004 we had a working capital deficit of $104.1 million and $70.9 million, respectively. The accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization, but the increase in fixed assets or treasury stock is not included in working capital.

Credit Facilities
      As of September 30, 2005, we had $155 million of borrowings and $181 million of letters of credit outstanding on our $550 million line of credit, leaving $214 million available. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 55.0 to 137.5 basis points, as defined in the Credit Agreement (currently 100 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 15 to 25 basis points (currently 22.5 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. The Credit Agreement also requires us to maintain unencumbered assets of not less than 120% of indebtedness (as defined). As of September 30, 2005 we are in compliance with these debt covenants.

      Our accounts receivable securitization allows us to receive up to $250 million of proceeds, subject to eligible trade accounts receivable. Under the agreement amended in the fourth quarter of 2004, the committed term was extended to December 21, 2005. We expect to renew this securitization agreement. As of September 30, 2005, we had received sales proceeds of $245 million.

Capital Commitments and Expenditures
      As of September 30, 2005, we had commitments outstanding to acquire replacement and additional revenue equipment for approximately $698 million. These commitments extend through 2007 and are generally cancelable in 90 days or less. We believe we will be able to support these acquisitions of revenue equipment through debt and lease financings and cash flows generated by operating activities.
      During the quarter ended September 30, 2005, we incurred approximately $37.1 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment.
      We anticipate that we will expend approximately $13 million during the remainder of the year for various facilities upgrades and acquisition and development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
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

Forward-Looking Statements
      This Report on Form 10-Q contains forward-looking statements. The words “believe,” “expect,” “anticipate,” “estimate”, “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projections of revenue, income, capital expenditures, plans for future operations, our financing needs or plans, the impact of inflation, expectations regarding stock repurchases, the effect of any safety rating change, the impact of new accounting standards and future compensation expense related to SFAS 123(R), expectations regarding the securitization agreement renewal, the ultimate outcome and impact of litigation against the Company and regulatory actions, our ability to attract and retain drivers, the capacity of the industry, the demand from shippers, the impact of the Department of Transportation’s revised regulations, expectations regarding additional letters of credit, the sufficiency of our capital resources and plans relating to the foregoing.
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
      We have interest rate exposure arising from our line of credit ($155 million) and accounts receivable securitization ($245 million) which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). There are no leverage options or prepayment features for the interest rate swaps. The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $3.3 million.

ITEM 4.	CONTROLS AND PROCEDURES
      The Company carried out an evaluation as of the end of the fiscal quarter covered by this Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period. During the Company’s most recent fiscal quarter, there have been no significant changes, other than described below, in the Company’s internal control over financial reporting or other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
      The Company’s Corporate Controller has assumed a new position within the Company and his previous daily responsibilities have been assigned to two individuals. The role of Principal Accounting Officer has been assumed, on an interim basis, by Glynis Bryan, the Company’s current Chief Financial Officer. Additional information about Ms. Bryan is contained in the Company’s 2005 Proxy Statement on file with the Securities and Exchange Commission.
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
      As we previously disclosed, the Securities and Exchange Commission (the “SEC”) had commenced a formal investigation into certain stock trades by the Company and insiders, including our former Chairman and CEO Jerry Moyes. Also, as previously disclosed, Jerry Moyes and Swift had been contacted by the Department of Justice (“DOJ”) with respect to its investigation into similar matters. The Company has been advised by the Securities and Exchange Commission that no action will be taken against the Company in connection with the SEC’s formal investigation into certain stock trades by insiders in the first half of 2004. The Company also understands that the SEC investigation will be terminated and that, other than as described below, no action will be taken by the SEC against any insider of the Company.
      The Company’s former Chairman and Chief Executive Officer, Jerry Moyes, has agreed, without admitting or denying the SEC’s claims, to settle matters raised by the SEC by agreeing to disgorgement of trading profits plus interest, payment of a civil penalty equal to the same amount, and the entry of a decree permanently enjoining him from violating securities laws.
      Beginning in November 2004, three putative shareholder class action lawsuits (Davidco Investors LLC v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02435; Greene v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02492; and Tuttle v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02874) were filed in the United States District Court for the District of Arizona against Swift and certain of its directors and officers, alleging violations of federal securities laws related to disclosures made by Swift regarding driver pay, depreciation, fuel costs and fuel surcharges; the effects of the Federal Motor Carrier Safety Administration’s (“FMCSA”) revised hours-of-service regulations; the effects of a purported change in Swift’s FMCSA safety rating; Swift’s stock repurchase program; and certain stock transactions by two of the individual defendants. The complaints sought unquantified damages on behalf of the putative class of persons who purchased Swift’s common stock between October 16, 2003 and October 1, 2004.
      On April 29, 2005, the Court issued an order consolidating the cases as In re Swift Transportation Co., Inc. Securities Litigation, Master File No., CV-04-2435-PHX-NVW. On June 8, 2005, the Court appointed United Food and Commercial Workers Local 1262 and Employers Pension Plan as the lead plaintiff. Thereafter, lead plaintiff filed a consolidated amended complaint on August 19, 2005. The consolidated amended complaint seeks unquantified damages on behalf of a putative class of persons who purchased Swift’s common stock between October 16, 2003 and September 15, 2004. The allegations in the consolidated amended complaint are substantially similar to those in the previously filed complaints. Defendants filed a motion to dismiss the consolidated amended complaint on October 21, 2005. Lead plaintiff’s opposition to that motion is scheduled to be filed by December 7, 2005, and defendants’ reply brief is scheduled to be filed by January 13, 2005. No date has been set for the hearing of defendants’ motion. The Company believes that it has meritorious defenses to the claims asserted, and it intends to vigorously defend against the consolidated amended complaint.
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
      The impact of the final disposition of these lawsuits cannot be assessed at this time.

ITEMS 2, 3, 4 and 5:	Not applicable

ITEM 6:	EXHIBITS

Exhibit 3.1	—	Form of Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002)

Exhibit 3.2	—	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated November 1, 2005)

Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Robert W. Cunningham, Chief Executive Officer and President

Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Glynis Bryan, Chief Financial Officer

Exhibit 32	—	Section 1350 Certification of Robert W. Cunningham and Glynis Bryan

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION CO., INC.

/s/ Robert W. Cunningham

(Signature)
Robert W. Cunningham
Chief Executive Officer and President
Date: November 8, 2005

/s/ Glynis Bryan

(Signature)
Glynis Bryan
Chief Financial Officer
Date: November 8, 2005

EXHIBIT INDEX

Exhibit 3.1	—	Form of Amended and Restated Articles of Incorporation of the Registrant (Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002)

Exhibit 3.2	—	Amended and Restated Bylaws of the Registrant (Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated November 1, 2005)

Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Robert W. Cunningham, Chief Executive Officer and President

Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Glynis Bryan, Chief Financial Officer

Exhibit 32	—	Section 1350 Certification of Robert W. Cunningham and Glynis Bryan