Form 10-K
period 2005-12-31
SWIFT TRANSPORTATION CO INC
filed 2006-03-06
CIK 863557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      At June 30, 2005, the aggregate market value of our common stock held by non-affiliates was $994,198,070, based on the closing price of our common stock as quoted on the Nasdaq National Market as of such date.

      The number of shares outstanding of our common stock on March 1, 2006 was 74,100,639.

DOCUMENTS INCORPORATED BY REFERENCE

      Materials from our Notice and Proxy Statement relating to the 2006 Annual Meeting of Stockholders have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14.

PART I

Item 1.	Business

      Swift Transportation Co., Inc., a Nevada corporation headquartered in Phoenix, Arizona, is the holding company for several operating and other corporations. We are the largest publicly traded truckload carrier in the United States operating a fleet of 18,000 tractors and 52,000 trailers and traveling nearly 40 million miles every week. We operate out of 33 major terminals in 28 states and Mexico combining strong regional operations, an expanding intermodal operation and various specialty and dedicated services. The principal commodities that we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food products, beverages and beverage containers and building materials. We operate in predominantly one industry, road transportation, as a truckload motor carrier and thus have only one reportable segment.

BUSINESS STRATEGY

      Our operating and business strategy is focused on the following key initiatives:

•	Bottom Line Growth — improving profitability through our focus on increasing asset utilization, reducing deadhead, controlling costs, increasing fuel surcharge recovery and increasing our rate per loaded mile

•	Network Management — utilizing prioritization and optimization tools to balance freight flows, increase velocity and improve utilization

•	Active Fleet Management — managing fleet size through peaks and troughs in demand cycle, manage in-servicing of new units and out-servicing of old trucks for trade or sale and lowering overall fleet age

•	Grow Complementary Businesses — expanding intermodal, dedicated and operations in Mexico

OPERATIONS

      We provide transportation solutions for customers that are timely, efficient, safe and cost-effective. We create value for our customers by providing a variety of transportation services that help our customers better manage their transportation needs. Services offered include dry van, refrigerated van, flat-bed, container, and heavy hauling trailers and are offered on a for-hire basis or in a dedicated operation specific to a customer. We offer our services on a local, regional or North American basis. We have established a network of regional terminals and facilities strategically located in areas which have strong, diverse economies and provide access to key population centers. The terminals are often located in close proximity to major customers who provide us with significant traffic volume. Our terminal network establishes a local market presence and is designed to enable us to respond more rapidly to our customers’ and drivers’ changing requirements.

      The achievement of significant regular freight volumes on high-density routes and the maintenance of consistent shipment scheduling over these routes are key elements of our operations. We employ network management and optimization tools to manage the complexity inherent in operating in short-to-medium-haul traffic lanes. Network management tools focus on four key elements:

•	Velocity — how quickly freight moves through our network

•	Price — how the load is rated on a revenue per mile basis

•	Lane Flow — how the lane fits in our network with backhauls or continuous moves

•	Seasonality — how consistent the freight is throughout the year

      Our operating systems provide access to current information regarding driver and equipment status and location, special load and equipment instructions, routing and dispatching. These systems enable our operations personnel to match available equipment and drivers to available loads and plan future loads based on the intended destinations.

      Our regional terminal network and operating systems also enable us to enhance driver recruitment and retention by maintaining open communication lines with our drivers and by planning loads that will regularly return drivers to their homes. Our operating systems also facilitate scheduling regular equipment maintenance and fueling at our terminals or other locations, as appropriate, thereby enhancing productivity and asset utilization and minimizing empty miles and repair costs.

      In 2005, we expanded our intermodal capabilities to better serve our customers who utilize the rail network to transport freight. Intermodal service combines a linehaul move by rail for the underlying container with pick-up and delivery at origin and/or destination point. The pick-up and delivery associated with an intermodal move is known as drayage. In the third quarter of 2005, we announced our agreement to assume certain of the leases for up to 3,800 53 foot containers from the BNSF Railway. The transition of these leases is underway but has been somewhat slower than initially anticipated. As of December 31, 2005, we had received approximately 800 containers from the BNSF Railway. In addition, in the fourth quarter of 2005, we purchased an additional 1,500 containers. We expect, by the end of 2006, we will have a fleet of approximately 5,300 containers. We believe that controlling our own containers and utilizing our extensive terminal network to complete the dray portion of the shipment for many loads will enable us to offer complete door-to-door service for customers that transport shipments over the rails.

      Through our dedicated service offering, we provide more tailored solutions to meet specific customer needs. Our dedicated operations are focused on designing and engineering specific transportation solutions and are typically supported by longer term contracts. Services offered include hauling dry-van, flat-bed, and refrigerated trailers and other regular services. Our dedicated operations are operated as part of our terminal network and leverage our operating systems to source backhaul opportunities to optimize the effective positioning of assets. In our dedicated operations we typically provide transportation professionals on-site at the customer’s facilities and have a centralized team of transportation engineers to design and optimize transportation solutions to support private fleet conversions and/or augment the transportation requirements of our customers. We are also able to offer the capacity throughout our network to meet seasonal demands and surges.

      In addition to our domestic operations, we have a growing cross border operation into Mexico that primarily ships through commercial border crossings from Laredo, Texas westward to California. In January 2004, we completed the acquisition of Trans-Mex, a carrier that focuses on shipments to and from Mexico. Our revenue from Mexican operations was $48 and $43 million in 2005 and 2004, respectively, prior to intercompany eliminations. Total assets for Trans-Mex were $24 million as of December 31, 2005 and 2004.

MARKETING AND CUSTOMERS

      We concentrate our marketing efforts on expanding the amount of service we provide to existing customers as well as establishing new customers with shipment needs that complement our terminal network and existing routes. We have a sales staff of approximately 50 persons across the United States and Mexico that works closely with senior management to establish and expand accounts. A member of senior management is assigned to each of our largest customers to ensure a high level of customer support.

      When soliciting new customers, we concentrate on attracting non-cyclical, financially stable organizations that regularly ship multiple loads from locations that complement traffic flows of existing business. Customer shipping point locations are regularly monitored and, as shipping patterns of existing customers expand or change, we attempt to obtain additional customers that will complement the new traffic flow. Through this strategy we attempt to maximize equipment utilization.

      Our strategy of growing business with existing customers provides us with a significant base of revenue. Although we do business with hundreds of customers, over 50% of our revenue is generated with our largest 25 customers. A summary of the revenue generated from our largest customers is as follows:

	% of Total Revenue
	Generated by Group of
	Customers

Customers	2005	2004	2003

Top 5	31%	32%	30%

Top 10	40%	42%	39%

Top 25	56%	58%	55%

      Wal-Mart, our largest customer, accounted for approximately 15%, 15% and 12% of our operating revenue during 2005, 2004 and 2003, respectively. No other customer accounted for more than 10% of operating revenue during each of the three years ended December 31, 2005. Our largest customers include retail and discount department store chains, manufacturers, non-perishable and perishable food companies, beverage and beverage container producers and building materials companies. See “Risk Factors” for further discussion of risks related to our customer base.

REVENUE EQUIPMENT

      We acquire premium tractors to help attract and retain drivers, promote safe operations and minimize maintenance and repair costs. We believe the higher initial investment is recovered through improved resale value, improved fuel economy and reduced maintenance costs.

      The following table shows the type and age of our owned and leased equipment at December 31, 2005:

Model Year	Tractors(1)	Trailers

2006	2,341	5,393

2005	3,694	1,598

2004	3,092	1,015

2003	2,534	3,163

2002	1,606	2,177

2001	465	5,094

2000	177	10,414

1999 and prior	556	23,143

Total	14,465	51,997

(1)	Excludes 3,466 owner-operator tractors.

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

      In 2001, the EPA released new requirements for cleaner diesel engine emissions for model year 2007 tractors. At this time we do not anticipate accelerating our schedule of tractor purchases in advance of the time frame for 2007 EPA compliant engines.

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

      In 2005, we began to implement trailer tracking technology to better manage our large fleet of vans. This technology assists us in locating trailers and confirming the empty or loaded status. We anticipate this technology will help with billing for detention charges and improve our trailer to tractor ratio. This information will enable our planners to manage our equipment more efficiently and should help to reduce the number of miles driven to locate available trailers. Through December 31, 2005 we had installed trailer tracking systems on approximately 27,000 trailers and expect to install these systems on the majority of our remaining trailer fleet in 2006.

TRANSPLACE

      In April 2000, together with five other publicly traded truckload carriers, we founded Transplace, LLC, an Internet-based transportation logistics company. We contributed our transportation logistics business and associated intangible assets to Transplace upon its formation. Our interest in Transplace is approximately 29%. We report our equity interest in Transplace and our share of the profits and losses of Transplace in our consolidated financial statements using the equity method of accounting. See the Notes to Consolidated Financial Statements.

      As a transportation logistics company, Transplace manages shippers’ transportation needs and receives a fee for this service. We may receive from Transplace the opportunity to provide transportation services to shippers. Through the second quarter of 2005, we were obligated to use Transplace to obtain any additional capacity we required from other trucking companies for our customers. In 2005, Transplace agreed that all shareholders could source their additional capacity needs and hence, we restarted our own brokerage operation. During the years ended December 31, 2005, 2004 and 2003, we received less than 3% of our operating revenue from Transplace and paid less than 4% of our purchased transportation to Transplace.

      In January 2005, we loaned $6.3 million to a subsidiary of Transplace. As of December 31, 2005, this note has been reduced by approximately $3.5 million as we have recorded our portion of the losses incurred by Transplace. At such time as the note is repaid in full, the amount of losses previously recorded as a reduction of the note receivable will be recognized as a gain.

EMPLOYEES

Terminal Staff

      Our larger terminals are staffed with terminal managers, fleet managers, driver managers and customer service representatives. Our terminal managers work with the driver managers and the customer service representatives, as well as other operations personnel, to coordinate the needs of both our customers and our drivers. Terminal managers also are responsible for soliciting new customers and serving existing customers in their areas. Each fleet manager supervises approximately five driver managers at our larger terminals. Each driver manager is responsible for the general operation of approximately 40 trucks and their drivers, including driver retention, productivity per truck, routing, fuel consumption, safety and scheduled maintenance. Customer service representatives are assigned specific customers to ensure specialized, high-quality service and frequent customer contact.

      In January 2005, we established a new incentive program for our driver managers and fleet managers. This incentive program is tied directly to each manager’s improvements in utilization of the tractors and safety. We have also initiated a new sales incentive program directly tied to improvements in revenue per mile. We will continue both of these programs in 2006. In 2006, we also implemented an incentive program for the terminal managers that is tied to improvements in safety, tractor utilization, driver retention and reductions in terminal expenses.

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

      Senior management is actively involved with the development and retention of drivers. Recognizing the continuing need for qualified drivers, we have developed seven driver training academies across the country. Our academies are strategically located in areas where external driver-training organizations are lacking. In other areas of the country, we have contracted with driver-training schools, which are managed by outside organizations including local community colleges. Candidates for the schools must be at least 21 years old with a high school education or equivalent, pass a basic skills test and pass the U.S. Department of Transportation (“US DOT”) physical examination, which includes drug and alcohol screening. Students are required to complete three weeks of classroom study and driving range time and a six to eight week, on-the-road training program. We have established a driver mentor program to match experienced drivers with newer drivers to assist them as they start out.

      In order to attract and retain qualified drivers and promote safe operations, we purchase premium quality tractors equipped with optional comfort and safety features, such as air ride suspension, air conditioning, high quality interiors, power steering, engine brakes and raised roof double sleeper cabs. We base our drivers at terminals and monitor each driver’s location on our computer system. We use this information to schedule the routing for our drivers so they can return home frequently. The majority of company drivers are compensated based on trip miles, loading/unloading and number of stops or deliveries, plus bonuses. The driver’s base pay per mile increases with the driver’s length of experience. Drivers employed by us participate in company-sponsored health, life and dental insurance plans and are eligible to participate in the 401(k) Plan and an Employee Stock Purchase Plan.

      We have adopted a speed limit of 65 miles per hour for our tractors and 68 miles per hour for owner-operator tractors, which are below the speed limits of many states. We believe our adopted speed limit reduces accidents, enhances fuel mileage and minimizes maintenance expense compared to operating without our imposed speed limits. Substantially all of our tractors are equipped with electronically controlled engines that are set to limit the speed of the vehicle.

Driver Retention

      We believe our innovative driver-training programs, driver compensation, regionalized operations, driver tracking and late-model equipment provide important incentives to attract and retain qualified drivers. We have made a concerted effort to reduce the level of driver turnover and increase our driver satisfaction. We monitor the effectiveness of our driver programs by measuring driver turnover and actively addressing issues that may cause driver turnover to increase. Although historically we have had no significant downtime due to inability to secure qualified drivers, no assurance can be given that a shortage of qualified drivers will not adversely affect us in the future.

Year-end Employment

      As of December 31, 2005, we employed approximately 21,900 full-time persons, of whom approximately 17,000 were drivers (including driver trainees), 1,700 were mechanics and other equipment maintenance personnel and the balance were support personnel, such as sales personnel, corporate managers and administrative personnel. No driver or other employee is represented by a collective bargaining unit. In the opinion of management, our relationship with our drivers and employees is good.

OWNER-OPERATORS

      To enhance our business, we enter into contracts with owner-operators. These owner-operators are drivers or fleet operators who, unlike drivers we employ, own or lease their tractor and are responsible for their own operating costs (for example, fuel and maintenance). The owner-operators operate under our authority and are generally compensated based upon trip miles. We believe owner-operators provide us with a noticeably higher return on our invested assets because owner-operators incur the cost of acquiring the equipment. As of December 31, 2005, owner-operators comprised approximately 19% of our total fleet. If we are unable to continue to contract with a sufficient number of owner-operators or fleet operators, it could adversely affect our operations and profitability.

SAFETY AND INSURANCE

      Safety is and has always been the top priority for us. We have an active safety and loss prevention program at each of our terminals. We have adopted maximum speed limits which are below the statutory speed limits in many states. Supervisors engage in ongoing training of drivers regarding safe vehicle operations. Over the past two years we have established and filled three regional safety manager positions and an additional 16 safety managers dedicated to the larger terminals. The purpose of these new positions is loss prevention. As a result of this focus on safety we have seen our total accidents per million miles decline steadily over the past few years.

      In December 2004, we entered into an agreement with insurance carriers to provide transportation liability insurance with an aggregate limit of $200 million for 2005 and 2006. The new policy increased the self-insured portion to $10 million per occurrence and was extended through 2006. After reviewing actuarial studies of our loss history, frequency and severity, we determined this to be the optimal insurance solution for us at this time.

      Our owner-operators are covered by our liability policy but are responsible for their own physical damage and workers compensation plans. For information on our workers compensation plan, see the Salaries, Wages and Employee Benefits section in the Results of Operations discussion in Management’s Discussion and Analysis below.

FUEL

      In order to reduce fuel costs, we purchase approximately 56% of our fuel in bulk at 31 terminals in the United States. We store fuel in underground storage tanks at four of our bulk fueling terminals and in above ground storage tanks at our other bulk fueling terminals. We believe that we are in substantial compliance with applicable environmental laws and regulations. Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a material adverse effect on our operations and profitability. In response to increases in fuel costs, we have implemented fuel surcharges to pass on to our customers the majority of the increases in fuel costs. However, there can be no assurance that such fuel surcharges will adequately cover future increases in fuel prices. We believe that our most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to implement fuel surcharges when such option is necessary and available. We generally have not used derivative-type products as a hedge against higher fuel costs in the past but continue to evaluate this possibility.

COMPETITION

      The trucking industry is extremely competitive and fragmented. We compete primarily with regional, medium-haul truckload carriers. We believe, because of our cost efficiencies, productive equipment utilization and financial resources, that we have a competitive advantage over most regional truckload carriers. We believe that competition for the freight transported by us is based, in the long term, as much upon service and efficiency as on freight rates. Major shippers continue to reduce the number of carriers they use for their regular freight needs. This has resulted in a relatively small number of financially stable “core carriers” and has contributed to consolidation in the truckload industry. Nevertheless, the truckload industry remains highly fragmented, and we believe that overall growth in the truckload industry and continued industry consolidation will present opportunities for well-managed, financially stable carriers like us to expand. Some trucking companies with which we compete have greater financial resources. Long-haul truckload carriers and railroads also provide competition, but to a lesser degree. We also compete with other motor carriers for the services of drivers.

REGULATION

      We are regulated by the US DOT. This regulatory authority has broad powers, generally governing matters such as authority to engage in motor carrier operations, safety, hazardous materials transportation, certain mergers, consolidations and acquisitions and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes, which can affect the economics of the industry. We are also regulated by various state agencies and, in Mexico, by other regulatory authorities.

      Our safety rating is satisfactory, the highest rating given by the Federal Motor Carrier Safety Administration (FMCSA), a department within the US DOT. There are three safety ratings assigned to motor carriers: “satisfactory”, “conditional”, which means that there are deficiencies requiring correction, but not so significant to warrant loss of carrier authority and “unsatisfactory”, which is the result of acute deficiencies and would lead to revocation of carrier authority. In October 2005, the FMCSA completed a review of our operations and safety management controls. Upon completion of the review process, the FMCSA assigned to us a safety fitness rating of “satisfactory.” The “satisfactory” safety fitness rating resolved our litigation with the FMCSA over the agency’s proposed “conditional” rating in 2003. Our current litigation with the FMCSA over civil penalties assessed in connection with audits in 2001 and 2003, in an aggregate amount of approximately $87,000, is not affected by the FMCSA’s recent “satisfactory” determination. We are also in litigation with the FMCSA over civil penalties assessed in connection with the audit in 2005 in an amount less than $20,000. See our “Risk Factors” for further discussion related to regulations that may affect our business.

      Our operations are also subject to various federal, state and local environmental laws and regulations dealing with transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of stormwater and underground fuel storage tanks. The Code of Federal Regulations regarding the transportation of hazardous materials, group hazardous materials into different classes according to risk. We transport only low to medium risk hazardous material, and less than 3% of our total shipments contain any hazardous materials. These regulations require us to maintain minimum levels of insurance. In addition, we would be responsible for the cleanup of any releases caused by our operations or business. We believe that our operations are in substantial compliance with current laws and regulations and do not know of any existing environmental condition that would cause a material adverse effect on our business or operating results.

SEASONALITY

      In the transportation industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter. Our operating expenses also tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time.

INTERNET WEB SITE

      Additional information about us is available on our Internet web site, www.swifttrans.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports filed pursuant to Section 13 or 15(d) of the Exchange Act are available, free of charge, on our website as soon as practical after they are filed. In addition, our press releases are posted to our web site as soon as practical after they are issued publicly. The information on our web site is not considered part of this report.

Item 1A.	Risk Factors

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

Our operating results fluctuate and may be materially adversely affected by economic conditions and business factors unique to the trucking industry.

      Our business is dependent upon a number of factors, many of which are beyond our control. These factors include excess capacity in the trucking industry, difficulty in attracting and retaining qualified drivers, interest rates, significant increases or fluctuations in fuel prices, fuel taxes, tolls, license and registration fees and insurance and claims costs, to the extent not offset by increases in freight rates. Our results of operations also are affected by recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as retail, manufacturing and paper products) in which there is a concentration of customers. Economic and other conditions may adversely affect our customers and their ability to pay for our services. Any customers so affected represent a potential for loss. We also could be affected by terrorist activities, natural disasters, or enhanced security measures, which could impact the economy or otherwise increase operating expenses and reduce productivity. In addition, our results of operations are affected by seasonal factors. Customers tend to reduce shipments after the winter holiday season and operating expenses tend to be higher in the winter months primarily due to colder weather that causes higher fuel consumption from increased idle time.

We may experience substantial difficulty in attracting and retaining qualified drivers, including independent contractors.

      In the past, there have been shortages of drivers in the trucking industry and such shortages may occur in the future. Periodically, the trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including independent contractors. If we are unable to continue to retain and attract drivers or contract with independent contractors and fleets, we could be required to adjust our driver compensation package, let trucks sit idle or otherwise operate at a reduced level, which could adversely affect our operations and profitability.

Our operations are particularly sensitive to volatility in fuel prices.

      Significant increases or rapid fluctuations in fuel prices are major issues for the transportation industry. Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on our operations and profitability. We believe that the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet and to implement fuel surcharges when such an option is necessary and available. We have fuel surcharge revenue programs in place with a majority of our customers which has helped to offset the majority of the negative impact of rising fuel prices associated with loaded or billed miles. However, we also incur fuel costs that cannot be recovered associated with empty miles, out of route miles or the time when our engines are idling. In addition, there can be timing differences between a change in our fuel costs and the timing of recovery of fuel surcharge billed to customers. There can be no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective. As of December 31, 2005, we have not used derivative-type hedging instruments, but periodically evaluate their possible use.

The trucking industry is extremely competitive and fragmented.

      The trucking industry is extremely competitive and fragmented. No single truckload carrier has a significant market share. We compete with many other truckload carriers of varying sizes, customers’ private fleets, and, to a lesser extent, with railroads which may limit our growth opportunities and reduce profitability.

Historically, competition has created downward pressure on the truckload industry’s pricing structure. Some trucking companies with which we compete have greater financial resources.

The trucking industry is very capital intensive.

      The trucking industry is very capital intensive. We depend on cash from operations, operating leases and debt financing for funds to expand the size of our fleet and maintain modern revenue equipment. If we were unable in the future to enter into acceptable financing arrangements, it would limit our operations and profitability.

We are dependent on certain personnel that are key to the management of our business and operations.

      Many of our executive officers are key to the management of our business and operations. Our future success depends on our ability to retain our executive officers and other capable managers. Although we believe we could replace key personnel given adequate prior notice, the unexpected departure of key executive officers could cause substantial disruption to our business and operations. In addition, even if we are able to continue to retain and recruit talented personnel we may not be able to do so without incurring substantial costs.

We operate in a highly regulated industry and changes in existing regulations or violations of existing or future regulations could have a material adverse effect on our operations and profitability.

      We are regulated by the US DOT and the FMCSA. We may also become subject to new or more comprehensive or restrictive regulations relating to fuel emissions, ergonomics or other issues regulated by the United States Environmental Protection Agency (“EPA”) or other state or federal agencies. In addition, our operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks. If we should be involved in a spill or other accident involving hazardous substances or if we were found to be in violation of applicable laws or regulations, we could be subject to fines and penalties that could have a material adverse effect on our business and operating results. EPA regulations continue to require significantly reduced engine emissions. A new set of standards is expected to become effective in 2007, which may increase the cost and reduce the fuel efficiency of new engines. The increased cost of complying with such regulations could have a material adverse effect on our business and operating results.

      In October 2005, the FMCSA, a department within the US DOT, completed a review of our operations and safety management controls. Upon completion of the review process, the FMCSA assigned to us a safety fitness rating of “satisfactory,” the highest rating given by the FMCSA. The “satisfactory” safety fitness rating resolves our litigation with the FMCSA over the agency’s proposed “conditional” rating in 2003. There are three possible ratings assigned by FMSCA: satisfactory, conditional and unsatisfactory. If FMSCA determines our safety rating to be “conditional” in a future review, it could result in certain material adverse consequences to our business and operations.

      Although a conditional rating will not result in the loss of our authority to transport materials, certain industry standard provisions in our contracts with our customers could allow the customer to reduce or terminate its relationship with us. If a significant customer or large number of smaller customers, or combination thereof, reduce or terminate their relationship with us, it would have a material adverse affect on our business. In addition, there is a possibility that a drop to conditional status could affect our ability to self-insure for personal injury and property damage relating to the transportation of freight, which could cause our insurance costs to increase.

      The FMCSA revised their Hours-of-Service (“HOS”) regulations effective January 2004 to increase the maximum daily drive time from 10 to 11 hours, but no longer allowed for breaks in the on-duty period. We believe that these changes may have caused productivity losses as there is wait time while the tractors are loaded, unloaded or otherwise detained which cannot be recovered with additional drive time. This also has an impact on our driver wages since they are paid primarily on the number of trip miles. In such situations, we have worked with our shippers to try to minimize the loss of productivity. When necessary, we have billed our shippers for accessorial charges and in turn compensated our drivers and owner-operators accordingly so as to maintain our existing pay structure. Throughout 2004 and 2005, we have been generally successful in recovering these additional amounts from our customers through accessorial charges and have not experienced a negative financial impact from these changes to date.

      The FMCSA then issued new HOS regulations effective October 2005. In general, the regulations did not reduce the amount of available driving hours, but restricted the sleeper berth provision. The new sleeper berth provision allows the drivers’ required rest period of 10 hours to be split into two parts, but requires one period to be at least 8 consecutive hours. These changes could impact the flexibility of solo and team drivers to effectively manage their available work hours. If we are unsuccessful in working with customers on the timing of pick-ups and deliveries or in working with drivers to optimize their available driving hours, the changes could result in a loss of productivity.

Volatility in the used equipment sales market could adversely affect our operations.

      We rely on the sale of used equipment to offset the cost of purchasing new equipment. From 1999 to 2003, used tractor values deteriorated significantly. In 2004, used tractor prices began rising and remained stable in 2005. Should this trend reverse and prices deteriorate, it could have a material adverse effect on our business and operating results.

We currently self-insure for certain liabilities which subjects us to various risks, some of which are beyond our control.

      At the present time, we self-insure for liability resulting from cargo loss, personal injury, workers’ compensation, and property damage, and maintain insurance with licensed insurance companies above our limits on self-insurance. (See “Safety and Insurance” in the Business section above.) To the extent we were to experience an increase in the number of claims for which we are self-insured, our operating results would be materially adversely affected. In addition, significant increases in insurance costs, to the extent not offset by freight rate increases, or difficulties in obtaining insurance would reduce our profitability. Although we endeavor to limit this, we may also have some exposure to the extent any of our shipping subcontractors are inadequately insured for any accident.

We depend on key customers, the loss of which may have a material adverse effect on our operations and profitability.

      A significant portion of our revenue is generated from several key customers. During 2005, our top 25, 10 and 5 customers accounted for 56%, 40% and 31% of revenues, respectively. Our largest customer, Wal-Mart accounted for 15% of our revenues in 2005. We do not have long-term contractual relationships with many of our key customers, and there can be no assurance that our relationships with our key customers will continue as presently in effect. A reduction in or termination of our services by a key customer could have a material adverse effect on our business and operating results.

We depend on third parties, particularly in our expanding intermodal business.

      Our intermodal business utilizes railroads and some third-party dray carriers to transport freight for our customers. Changes in the service level, availability or cost of such services could have material adverse effect on our operations and profitability. In addition, we are significantly expanding our intermodal business and, as a result, may experience slower initial demand and operational difficulties as we develop that business.

      Also see the discussion in Item 5 under the heading “Factors That May Affect Future Stock Performance” below.

Item 1B.	Unresolved Staff Comments

      None.

Item 2.	Properties

      Our headquarters is situated on approximately 300 acres in the southwestern part of Phoenix, Arizona. The headquarters consists of a three story administration building with 126,000 square feet of office space; repair and maintenance buildings with 106,000 square feet; a 20,000 square foot drivers’ center and restaurant; an 8,000 square foot recruiting and training center; a 6,000 square foot warehouse; a 140,000 square foot parking facility; a two bay truck wash; and an eight lane fueling facility. In addition, we lease office space and land to operate a driver training school at another location in Phoenix.

      We have terminals throughout the continental United States and Mexico. A terminal may include customer service, marketing, fuel and repair facilities. We also operate driver training schools in several cities. The following table provides information regarding our significant facilities or terminals:

Location	Owned or Leased	Description

Western Region

Arizona — Phoenix	Owned/Leased	Customer Service, Marketing, Fuel, Repair, Driver Training School

Arizona — Nogales	Owned/Leased	Customer Service

California — Fontana	Owned/Leased	Customer Service, Marketing, Fuel, Repair

California — Lathrop	Owned	Customer Service, Marketing, Fuel, Repair

California — Mira Loma	Owned	Fuel, Repair
California — Wilmington	Owned	Customer Service, Fuel, Repair

Colorado — Denver	Owned	Customer Service, Marketing, Fuel, Repair

Idaho — Lewiston	Owned/Leased	Customer Service, Marketing, Fuel, Repair, Driver Training School

Nevada — Sparks	Owned	Customer Service, Fuel, Repair

New Mexico — Albuquerque	Owned	Customer Service, Fuel, Repair

Oregon — Troutdale	Owned	Customer Service, Marketing, Fuel, Repair, Driver Training School

Texas — El Paso	Owned	Customer Service, Marketing, Fuel, Repair

Utah — Salt Lake City	Owned	Customer Service, Marketing, Fuel, Repair

Washington — Sumner	Owned	Customer Service, Marketing, Fuel, Repair

Central Region

Illinois — Manteno	Owned	Customer Service, Fuel, Repair

Indiana — Gary	Owned	Customer Service, Fuel, Repair

Kansas — Edwardsville	Owned	Customer Service, Marketing, Fuel, Repair

Michigan- New Boston	Owned	Customer Service, Marketing, Fuel, Repair

Minnesota — Inver Grove Heights	Leased	Customer Service, Marketing, Repair

Missouri — Kansas City	Leased	Driver Training School

Ohio — Columbus	Owned	Customer Service, Marketing, Fuel, Repair

Oklahoma — Oklahoma City	Owned	Customer Service, Marketing, Fuel, Repair

Tennessee — Memphis	Owned	Customer Service, Marketing, Fuel, Repair

Tennessee — Millington	Leased	Driver Training School

Texas — Houston	Owned/Leased	Customer Service, Repair

Texas — Lancaster	Owned	Customer Service, Marketing, Fuel, Repair

Texas — Laredo	Owned	Customer Service, Marketing, Fuel, Repair

Location	Owned or Leased	Description

Texas — San Antonio	Leased	Driver Training School

Wisconsin — Town of Menasha	Owned	Customer Service, Marketing, Fuel, Repair

Eastern Region

Florida — Ocala	Owned	Customer Service, Marketing, Fuel, Repair

Georgia — Decatur	Owned	Customer Service, Marketing, Fuel, Repair

New Jersey — Avenel	Owned	Customer Service

New York — Syracuse	Owned	Customer Service, Marketing, Fuel, Repair

North Carolina — Eden	Owned	Customer Service, Fuel, Repair

Pennsylvania- Jonestown	Owned	Customer Service, Fuel, Repair

South Carolina — Greer	Owned	Customer Service, Marketing, Fuel, Repair

Virginia — Richmond	Owned	Customer Service, Marketing, Fuel, Repair, Driver Training School

Mexico

Tamaulipas — Nuevo Laredo	Owned	Customer Service, Marketing, Fuel, Repair

      In addition to the facilities listed above, we maintain various drop yards throughout the United States and Mexico. As of December 31, 2005, our aggregate monthly rent for all leased properties was $279,000.

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

      Beginning in November 2004, three putative shareholder class action lawsuits (Davidco Investors LLC v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02435; Greene v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02492; and Tuttle v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02874) were filed in the United States District Court for the District of Arizona against us and certain of our directors and officers, alleging violations of federal securities laws related to disclosures made by us regarding driver pay, depreciation, fuel costs and fuel surcharges; the effects of the FMCSA revised hours-of-service regulations; the effects of a purported change in our FMCSA safety rating; Swift’s stock repurchase program; and certain stock transactions by two of the individual defendants. The complaints sought unquantified damages on behalf of the putative class of persons who purchased our common stock between October 16, 2003 and October 1, 2004. On April 29, 2005, the Court issued an order consolidating the cases as In re Swift Transportation Co., Inc. Securities Litigation, Master File No., CV-04-2435-PHX-NVW. On June 8, 2005, the Court appointed United Food and Commercial Workers Local 1262 and Employers Pension Plan as the lead plaintiff. Thereafter, lead plaintiff filed a consolidated amended complaint on August 19, 2005. The consolidated amended complaint seeks unquantified damages on behalf of a putative class of persons who purchased Swift’s common stock between October 16, 2003 and September 15, 2004. The allegations in the consolidated amended complaint are substantially similar to those in the previously filed complaints. Defendants filed a motion to dismiss the consolidated amended complaint on October 21, 2005. Both lead plaintiffs’ opposition to that motion and defendants’ reply brief have been filed. Oral arguments were heard on February 17, 2006 on defendants’ motion to dismiss the complaint. We believe that we have meritorious defenses to the claims asserted, and we intend to vigorously defend against the consolidated amended complaint.

      On February 28, 2005, a shareholder derivative action was filed in the U.S. District Court for Clark County, Nevada, entitled Rivera v. Eller, et al., Case No. A500269, against certain of our directors and officers, alleging breaches of fiduciary duty and unjust enrichment. The complaint named the Company solely as a nominal defendant against which no recovery was sought. The complaint alleged that the individual defendants breached their fiduciary duties, that one of the defendants violated state laws relating to insider trading, and that certain individual defendants engaged in improper related party transactions with the Company. The action sought damages in an unspecified amount against the individual defendants, disgorgement of improper profits, and attorneys’ fees, among other forms of relief. On May 24, 2005, the nominal plaintiff in the shareholder derivative action voluntarily dismissed the case without prejudice.

      The impact of the final disposition of these lawsuits cannot be assessed at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is publicly traded on the NASDAQ National Market (“NASDAQ”) under the symbol “SWFT”. The following table sets forth the high and low sales prices of the common stock reported by NASDAQ for the periods shown.

	Common Stock

	High	Low

2005

First Quarter	$26.19	$18.88

Second Quarter	25.95	20.36

Third Quarter	24.64	16.25

Fourth Quarter	21.24	16.55

2004

First Quarter	$22.20	$14.68

Second Quarter	18.91	14.75

Third Quarter	20.85	15.49

Fourth Quarter	22.75	16.50

      On March 1, 2006, the last reported sales price of our common stock was $24.14 per share. At that date, the number of stockholder accounts of record of our common stock was approximately 3,800. We estimate there are approximately 8,000 beneficial holders of our common stock.

      We have not paid cash dividends on our common stock in the current year or either of the two preceding fiscal years. Our revolving credit facility includes limitations on the payment of cash dividends. It is the current intention of management to retain earnings to finance the growth of our business. Future payment of cash dividends will depend upon our financial condition, results of operations, and capital requirements, as well as other factors deemed relevant by the Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

				Maximum Number
			Total Number of	(or Approximate
			Shares Purchased as	Dollar Value) of
			Part of Publicly	Shares that May Yet
	Total Number of	Average Price	Announced Plans	Be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs	the Plans or Programs

October 1, 2005 to October 31, 2005	0		0	$—

November 1, 2005 to November 30, 2005	1,385,192	$19.91	1,385,192	—

December 1, 2005 to December 31, 2005	602,989	$19.93	602,989	—

Total	1,988,181	$19.92	1,988,181	$—

      Our Board of Directors authorized and on September 19, 2005, we adopted and implemented a new share repurchase program under which we may acquire our common stock using the proceeds received from the exercise of stock options to minimize the dilution from the exercise of stock options. The purchases will be made in accordance with SEC rules 10b5-1 and 10b-18, which limit the amount and timing of repurchases and removes any discretion with respect to purchases on our part.

Factors That May Affect Future Stock Performance

      The performance of our common stock is dependent upon several factors, including those set forth below and in “Risk Factors”

      Influence by Principal Stockholder. Jerry C. Moyes and trusts established for the benefit of Jerry C. Moyes and his family beneficially own approximately 28% of our common stock. In addition, Mr. Moyes’ brother, Ronald is the beneficial owner of approximately 12% of our common stock. Accordingly, Mr. Moyes and his family could have a significant influence upon our activities, as well as on all matters requiring approval of the stockholders, including electing members of our Board of Directors and causing or restricting our sale or merger. This concentration of ownership, as well as the ability of the Board to establish the terms of and issue preferred stock without stockholder approval, may have the effect of delaying or preventing changes in control or management, including transactions in which stockholders might otherwise receive a premium for their shares over their current market prices.

      Possible Volatility of Stock Price. The market price of our common stock could be subject to significant fluctuations in response to certain factors, including, among others, variations in our anticipated or actual results of operations or other companies in the transportation industry, changes in conditions affecting the economy generally, fluctuations in interest rates and fuel prices, increases in insurance premiums affecting the trucking industry generally, the depressed market for used tractors affecting the trucking industry generally, analysts’ reports or general trends in the industry, as well as other factors unrelated to our operating results.

Item 6.	Selected Financial and Operating Data

      The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2005 is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005 and the independent registered public accountants’ reports thereon, are included in Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Dollar Amounts in Thousands, Except per Share and per Mile Amounts)

Consolidated Statements of Earnings Data:

Operating revenue	$3,197,455	$2,826,201	$2,397,655	$2,101,472	$2,112,221

Earnings before income taxes	$164,350	$159,949	$127,982	$96,108	$45,369

Net earnings	$101,127	$103,482	$79,371	$59,588	$27,221

Diluted earnings per share	$1.37	$1.29	$.94	$.69	$.32

Consolidated Balance Sheet Data:

Working capital (deficit)	$(93,602)	$(70,905)	$(24,289)	$(69,599)	$(24,299)

Total assets	$2,218,530	$2,030,158	$1,820,943	$1,654,482	$1,556,096

Long-term obligations, less current portion	$364,000	$366,787	$257,894	$183,470	$223,486

Stockholders’ equity	$870,044	$738,269	$844,615	$765,778	$735,203

Operating Statistics (at end of year):

Operating ratio	94.1%	93.6%	94.1%	94.4%	95.9%

Pre-tax margin(1)	5.2%	5.7%	5.3%	4.6%	2.1%

Average line haul revenue per loaded mile(2)	$1.58	$1.52	$1.45	$1.41	$1.41

Deadhead percentage	12.1%	12.8%	13.8%	14.1%	15.1%

Average length of haul (in miles)	534	520	529	552	571

Total tractors at end of period:

Company-operated	14,465	14,898	14,344	12,939	12,748

Owner-operator	3,466	3,647	3,692	3,152	3,048

Trailers at end of period	51,997	51,773	50,489	48,233	45,729

(1)	Pre-tax margin represents earnings before income taxes as a percentage of operating revenue. Because of the impact that equipment financing methods can have on the operating ratio (operating expenses as a percentage of operating revenue), we believe that the most meaningful comparative measure of our operating efficiency is our pre-tax margin, which takes into consideration both our total operating expenses and net interest expense as a percentage of operating revenue.

(2)	Excludes fuel surcharge revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Risk Factors” and other factors.

OVERVIEW

      We are the largest publicly traded truckload carrier in the United States operating a fleet of 18,000 tractors and 52,000 trailers and traveling nearly 40 million miles every week. We operate predominantly in one industry, road transportation, as a truckload motor carrier and thus have only one reportable segment. We earn revenue by hauling freight for retailers, manufacturers and other companies. We manage our business through a network of 33 major terminals located strategically across the United States and Mexico. We believe our terminal network provides us with efficiencies such as enabling in-house maintenance and utilizing company purchased fuel, as well as providing superior customer service by being located closer to our customers. Our services include dry van, refrigerated van, flat-bed, heavy-haul, dedicated and intermodal offerings. The principal types of freight we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food, beverages and beverage containers and building materials. Principally, we operate within short-to-medium-haul traffic lanes with an average length of haul of less than 550 miles.

      In 2005, we restructured our US operations and created three regions (East, West and Central) each with an operational executive vice president responsible for all aspects of sales, planning and network management, and operations within a region. We believe this operational realignment helped drive improvements in our operational metrics in 2005. Also in 2005, we began the expansion of our intermodal service offering. We expect to continue this expansion in 2006. Our intermodal operation utilizes railroads to perform transportation services.

      In the past few years, the truckload industry has generally experienced increases in driver wages due to competition among carriers for qualified drivers, increases in fuel costs due to less efficient EPA approved engines in the tractors and higher crude oil prices, and increases in insurance costs. The availability of drivers and the cost increases have tightened the capacity growth in the industry while demand from shippers has increased. This has enabled us and other carriers to pass through many of our cost increases to the customers through higher rates. Our ability to continue to pass through these cost increases and retain qualified drivers could have a major impact on the results of our operations and financial condition in the future. Given the current market environment, we will continue to focus on driver retention, safety, rate negotiations with our customers, freight selection and other activities that we expect will enable us to continue our profitable growth.

Sale of Autohaul Business and Assets

      In April 2005, we completed the sale of our autohaul assets and business for approximately $46.1 million, $25 million of which was paid in cash at closing, $3.5 million of which was paid on July 15, 2005, $0.6 million of which was paid on January 15, 2006 and $17 million of which is payable to us in the form of a note due over a six year period ending in April 2011. As part of this transaction, we provided certain bookkeeping and other related services to the buyer on a transitional basis through December 2005. We will continue to provide certain information technology support through April 2006. We believe this sale will allow us to focus more on our core business.

FMCSA Hours of Service Regulations

      The FMCSA revised their HOS regulations effective January 2004 to increase the maximum daily drive time from 10 to 11 hours, but no longer allowed for breaks in the on-duty period. We believe that these changes may have caused productivity losses as there is wait time while the tractors are loaded, unloaded or otherwise detained which cannot be recovered with additional drive time. This also has an impact on our driver wages since they are paid primarily on the number of trip miles. In such situations, we have worked with our shippers to try to minimize the loss of productivity. When necessary, we have billed our shippers for accessorial charges and in turn compensated our drivers and owner-operators accordingly so as to maintain our existing pay structure.

      The FMCSA then issued new HOS regulations effective October 2005. In general, the regulations did not reduce the amount of available driving hours, but restricted the sleeper berth provision. The new sleeper berth provision allows the drivers’ required rest period of 10 hours to be split into two parts, but requires one period to be at least 8 consecutive hours. These changes could impact the flexibility of solo and team drivers to effectively manage their available work hours. If we are unsuccessful in working with customers on the timing of pickups and deliveries or in working with drivers to optimize their available driving hours, the changes could result in a loss of productivity.

Safety Rating Update

      Our safety rating is satisfactory, the highest rating given by the FMCSA. There are three safety ratings assigned to motor carriers: “satisfactory”, “conditional”, which means that there are deficiencies requiring correction, but not so significant to warrant loss of carrier authority and “unsatisfactory”, which is the result of acute deficiencies and would lead to revocation of carrier authority. In October 2005, the FMCSA completed a review of our operations and safety management controls. Upon completion of the review process, the FMCSA assigned to us a safety fitness rating of “satisfactory.” The “satisfactory” safety fitness rating resolved our litigation with the FMCSA over the agency’s proposed “conditional” rating in 2003. Our current litigation with the FMCSA over civil penalties assessed in connection with audits in 2001 and 2003, in an aggregate amount of approximately $87,000, is not affected by the FMCSA’s recent “satisfactory” determination. We are also in litigation with the FMCSA over civil penalties assessed in connection with the audit in 2005 in an amount less than $20,000.

Accounting Standards Not Yet Adopted

      The Financial Accounting Standards Board has issued Statements of Financial Accounting Standard (“SFAS”) and Interpretations (“FIN”) for which the required implementation dates have not yet become effective. A new standard that will likely materially impact us is discussed below.

      In December 2004, SFAS No. 123(R), “Share-Based Payment,” was issued. This Statement requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements upon a grant-date fair value of an award as opposed to the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, which we currently use. The standard is effective for the us beginning January 1, 2006. On September 19, 2005, the Compensation Committee of our Board of Directors accelerated the vesting of all outstanding and unvested employee stock options, and we recorded a $12.4 million non-cash expense. The vesting period for stock options held by the non-employee members of the Board of Directors was not accelerated. Also, in connection with the acceleration of the stock options, the Compensation Committee of our Board of Directors began to modify the structure of its compensation program to reduce the number of stock options awarded in the future, to reduce the number of employees eligible for awards and to incorporate a restricted stock element that includes performance standard objectives. We estimate compensation expense related to SFAS 123(R) will be less than $500,000 in 2006 without consideration of future awards.

CRITICAL ACCOUNTING POLICIES

Claims Accruals

      We are self-insured for a portion of our liability, workers’ compensation, property damage, cargo damage and employee medical expense risk. This self-insurance results from buying insurance coverage with deductible amounts. Each reporting period we accrue the cost of the uninsured portion of pending claims. These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. Actual settlement of the self-insured claim liabilities could differ from our estimates due to a number of uncertainties, including evaluation of severity, legal cost and claims that have been incurred, but not reported. If claims development factors that are developed based upon historical experience increased by 10%, our claims accrual as of December 31, 2005 would potentially increase by $67 million.

Goodwill and Intangible Assets

      We have $56.2 million of goodwill recorded as of December 31, 2005. We test the goodwill, which arose from acquisitions, for impairment annually at our year end. Our test of goodwill impairment requires judgment, including the identification of reporting units, assigning assets and liabilities (including goodwill) to reporting units and determining the fair value of each reporting unit. We have used a discounted cash flow model to estimate the fair value of our reporting units, which includes several significant assumptions, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. If operating margins decreased by 10% for any of the reporting units, we would not be required to recognize an impairment.

      In addition, we have $38.3 million of intangible assets, arising from customer relationships obtained through acquisitions and subsequent contracts, recorded as of December 31, 2005. We are amortizing these assets over 15 years. Although we do not believe any event or change in circumstances has occurred that would indicate that the carrying amount may not be recoverable, we tested these intangible assets with finite lives to provide the following information. Significant assumptions, including estimating future cash flows, determining appropriate discount rates and other assumptions were used to value these intangible assets. We estimate the impact of an impairment due to the loss of one contract termination could range from $2.4 million to $10.7 million.

Revenue Recognition

      Operating revenues and related direct costs are recognized as of the date the freight is picked up for shipment. Our revenue recognition policy is consistent with method two under EITF 91-9. We do not believe the financial results derived from the application of this method differ materially from the results that would be derived under method three (revenue recognized upon delivery) discussed within EITF 91-9 due to our relatively short length of haul.

RESULTS OF OPERATIONS FOR 2005, 2004 AND 2003

SUMMARY

      The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the years ended December 31:

	2005	2004	2003

Operating revenue	100.0%	100.0%	100.0%

Operating expenses:

Salaries, wages and employee benefits	31.5	34.4	36.4

Operating supplies and expenses	9.0	9.7	9.7

Fuel	19.1	15.8	13.6

Purchased transportation	18.2	17.7	17.4

Rental expense	1.8	2.8	3.4

Insurance and claims	4.9	3.4	3.9

Depreciation, amortization and impairments	6.4	6.5	6.2

(Gain) Loss on equipment disposal		.1	.1

Communications and utilities	1.0	1.0	1.2

Operating taxes and licenses	2.2	2.2	2.2

Total operating expenses	94.1	93.6	94.1

Operating income	5.9	6.4	5.9

Net interest expense	.8	.6	.7

Other (income) expense, net	(.1)	.1	(.1)

Earnings before income taxes	5.2	5.7	5.3

Income taxes	2.0	2.0	2.0

Net earnings	3.2%	3.7%	3.3%

      In 2005, our net earnings decreased slightly from $103.5 million in 2004 to $101.1 million in 2005. Trucking revenue increased 6.2% primarily as a result of increased revenue per mile and improved utilization of our fleet. These operational improvements helped to offset the increased cost of insurance as well as pay increases provided to our drivers and owner-operators. Fuel surcharge revenue increased $202.2 million to help offset the rising cost of fuel as shown in our fuel expense and purchased transportation costs. Also in 2005, we recorded a $12.4 million expense to accelerate the vesting period of stock options in connection with accounting rule changes, a $7.7 million expense to reduce the carrying value of certain trailers and real estate to the estimated fair value less cost to sell, a $4.4 million gain from the sale of real estate and a $3.3 million pre-tax benefit to recognize the decrease in the market value of interest rate derivative agreements. Our diluted earnings per share increased in 2005 to $1.37 from $1.29 in 2004 as we experienced a lower average share count in 2005 due to the large share repurchases made late in 2004.

      In 2004, our net earnings increased to $103.5 million or 30% over 2003. This increase was primarily the result of a 16% increase in trucking revenue and a $101 million increase in fuel surcharge revenue which helped us recover increasing fuel costs. Our results in 2004 include a $3.9 million expense for the cost of our voluntary early retirement program, a $2.4 million gain from the sale of real estate, and a $2.6 million benefit to recognize the decrease in the market value of interest rate derivatives.

      We expect our operations to continue to benefit from our focus on operational metrics including, increasing revenue per loaded mile, reducing deadhead, and increasing utilization (measured as weekly loaded truck miles), resulting in higher revenue per tractor per week.

REVENUE

      We segregate our revenue into three types: trucking revenue, other revenue, and fuel surcharge revenue. A summary of our revenue generated by type for the past three years is as follows:

	2005	2004	2003

	($ thousands)

Trucking revenue	$2,722,648	$2,564,712	$2,207,928

Fuel surcharge revenue	391,942	189,725	88,865

Other revenue	82,865	71,764	100,862

Total operating revenue	$3,197,455	$2,826,201	$2,397,655

Trucking Revenue

      Trucking revenue is revenue from freight hauled by our fleet and accounts for the majority of our total revenue. Generally, our customers pay for our services based on the number of miles between pick-up and delivery and other ancillary services we provide. To improve our trucking revenue we can either increase the number of revenue generating miles our trucks are driven or increase the rate at which we are paid. We use three primary indicators, based upon tractors available for dispatch, to monitor our performance. First, we monitor utilization of our tractors in the form of miles per tractor per week. In conjunction with miles per tractor per week, we measure the percentage of miles our tractors travel that do not generate revenue, known as deadhead. Our goal is to minimize the amount of deadhead driven to allow for more revenue generating miles. We monitor deadhead miles on a daily basis. Finally, to analyze the rates our customers pay, we measure revenue per loaded mile on a daily basis. Loaded miles include only the miles driven when hauling freight. To improve revenue per mile we evaluate the lanes in which we operate to ensure we are adequately compensated and negotiate higher rates per mile with our customers where appropriate. These indicators for the past three years are as follows:

	2005	2004	2003

Total miles per tractor per week	2,169	2,142	2,123

Loaded miles per tractor per week	1,907	1,867	1,831

Deadhead percentage	12.1%	12.8%	13.8%

Revenue per loaded mile excluding fuel surcharge revenue	$1.5794	$1.5235	$1.4524

      In addition to the rate per mile, we are also compensated, in some instances, for accessorial charges such as detention and loading and unloading freight for our customers. These accessorial charges are also included in trucking revenue.

      In 2005, trucking revenue increased $157.9 million or 6.2% compared to 2004. The increase in our revenue per loaded mile generated $96.5 million or 61% of the growth. Utilization improvements that enabled us to run more loaded miles with existing tractors contributed $54.6 million or 35% of the growth in trucking revenue. The remaining increase was primarily the result of a slightly larger fleet in 2005 of 17,383 average tractors available for dispatch compared to 17,337 in 2004.

      Trucking revenue grew $356.8 million or approximately 16% in 2004 compared to 2003. Increases in our revenue per mile accounted for $120 million or 34% of the growth. Improvements in utilization contributed 13% or $48 million to growth. The acquisition of Merit Distribution Services, Inc. in July of 2003 accounted for approximately 3% of growth, while the acquisition of Trans-Mex in January of 2004 contributed an additional 1% of growth. The remaining increase was due to volume.

Fuel Surcharge Revenue

      Fuel surcharge revenue is generated based on increases in fuel costs billed to our customers. Although our surcharge programs vary by customer, prior to October 2004 we received approximately an additional penny per mile for every six cent increase in the Department of Energy’s average diesel fuel index. Throughout the fourth quarter of 2004, we renegotiated with many of our customers to increase the charge to one penny for every five cent increase in the diesel fuel index. In some instances, customers chose to incorporate the change by splitting the impact between the basic rate per mile and the surcharge fee. We believe this change in policy over time will cover the majority of our exposure to increases in the cost of fuel. However, there can be no assurance that such fuel surcharges can be maintained indefinitely.

      Fuel surcharge revenue increased 107% in 2005 in addition to 113% growth in 2004 compared to 2003. The Department of Energy diesel fuel index increased to an average of $2.40 in 2005 from $1.81 in 2004 and $1.51 in 2003. The increase in the average cost of fuel, as well as our increase in volume and our fuel surcharge program, directly contributed to the growth in fuel surcharge revenue.

Other Revenue

      Other revenue is generated primarily by freight moved for our customers on rail or other purchased transportation. In 2005, we entered into an agreement with BNSF Railway to assume the leases for certain 53 foot intermodal containers. We began receiving these containers in the third quarter of 2005 and by December 31, 2005 had received approximately 800 containers. We also purchased an additional 1,500 containers. These containers will be used to serve customers that transport shipments over the rail network and use a truck to transport the container to and from the rail depots. We expect we will have approximately 5,300 containers by the end of 2006. Other revenue increased $11.1 million in 2005 as compared to 2004. The increase was driven by revenue generated with the new intermodal containers partially offset by a decrease in other third party trucking revenue.

      Prior to 2004, the revenue generated when subcontracting with Trans-Mex, Inc. was included in other revenue. In January 2004, we acquired 100% of Trans-Mex and have fully consolidated its financial results in 2004 and 2005. Other revenue decreased in 2004 because Trans-Mex revenue was reclassified to trucking revenue. Trans-Mex accounted for $21.6 million of other revenue in 2003. The remaining decline in other revenue in 2004 compared to 2003 was a reduction in the revenue received from freight moved by rail.

Major Customers

      Sales to Wal-Mart, our largest customer, generated approximately 15% of our total revenue in 2005 and 2004 and 12% of operating revenue in 2003. No other customer accounted for 10% or more of our operating revenue in any reporting period.

Revenue and Expense Comparisons

      When analyzing our expenses for growth related to volume, we believe using total revenue excluding fuel surcharge revenue is a more applicable measure for all costs with the exception of fuel expense. Fuel surcharge revenue is primarily a function of the increases and/or decreases in the cost of fuel and not specifically related to our non-fuel operational expenses. In addition, fuel surcharge revenue increased 107% and 113% in 2005 and 2004, respectively, as a result of the significant increases in fuel costs. Our trucking and other revenue combined increased 6% and 14%, respectively, in 2005 and 2004. For these reasons, we analyze our expenses below using revenue excluding fuel surcharge, calculated as follows:

	2005	2004	2003

	($ thousands)

Total revenue	$3,197,455	$2,826,201	$2,397,655

Less: Fuel surcharge revenue	(391,942)	(189,725)	(88,865)

Revenue excluding fuel surcharge revenue	$2,805,513	$2,636,476	$2,308,790

OPERATING EXPENSES

Salaries, Wages and Employee Benefits

	2005	2004	2003

	($ thousands)

Salaries, wages and employee benefits	1,008,833	$971,683	$872,453

% of total revenue	31.5%	34.4%	36.4%

% of revenue excluding fuel surcharge revenue	36.0%	36.9%	37.8%

      Salaries, wages and employee benefits increased $37.2 million in 2005 compared to 2004. Included in salaries, wages and employee benefits is a $12.4 million charge associated with the acceleration of the vesting of 7.3 million stock options that was recorded in the third quarter of 2005 and a $3.9 million expense recorded in the first quarter of 2004 associated with a voluntary early retirement plan. Excluding these charges from the respective years, salaries, wages and employee benefits was $996.4 million in 2005 or 35.5% of revenue excluding fuel surcharge revenue compared to $967.8 million in 2004 or 36.7% of revenue excluding fuel surcharge revenue.

      Total driver compensation was relatively flat on a per mile basis between 2004 and 2005 as increases in driver pay per mile were offset primarily by a decrease in workers compensation costs. Driver wages and benefits expense increased between 2005 and 2004 as our company miles increased, but decreased as a percent of revenue excluding fuel surcharge revenue as increases in revenue per mile exceeded increases in driver costs.

      Total driver compensation increased 2.6 cents per mile in 2004 compared to 2003 as a result of the pay increases made to drivers and increased costs related to fringe benefits. This increase includes a slight reduction in pay per mile resulting from the driver per diem program implemented in September 2004 and the consolidation of Trans-Mex. The per diem program consists of a decrease in the drivers pay per mile offset by a non-taxable per diem payment for reimbursement of meals and expenses while on the road. Total driver compensation decreased 0.4% as a percent of revenue excluding fuel surcharge revenue year over year despite the increase in pay per mile. This is a function of our revenue per mile increasing more than our driver pay increases and our owner-operators driving proportionately more miles in 2004.

      Non-driver salaries, wages and employee benefits increased approximately $21 million between 2004 and 2005 excluding the charges described above. This increase was the result of non-driver merit pay increases and staffing increases primarily in safety, recruiting and terminal/customer operations. Our non-driver salaries, wages and benefits increased approximately $17 million from 2003 to 2004 but decreased 0.5% as a percent of revenue excluding fuel surcharge. Our average number of non-driver employees remained relatively flat from 2003 to 2004, but increases in pay and a $3.9 million expense for early retirement caused non-driver salaries, wages and benefits to increase.

      In 2003, our deductible amount for workers’ compensation rose from $350,000 to $500,000 per incident and in 2004 rose to $3,000,000. We believe that the decrease in the cost of our premiums based on a $3,000,000 deductible will more than offset the cost of claims that occur within the $500,000 to $3,000,000 range, which historically have been a small number.

      From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.

Operating Supplies and Expenses

	2005	2004	2003

	($ thousands)

Operating supplies and expenses	$286,261	$274,088	$233,148

% of total revenue	9.0%	9.7%	9.7%

% of revenue excluding fuel surcharge revenue	10.2%	10.4%	10.1%

      Operating supplies and expenses increased $12.2 million or from 10.4% of revenue excluding fuel surcharge revenue to 10.2% between 2004 and 2005. In 2004, we completed the amortization of $21.1 million of legal fees related to a legal settlement discussed in the Insurance and Claims section below. These fees were amortized over 30 months on a straight-line basis between July 2002 and December 2004. Therefore, $8.4 million was expensed in 2004. Excluding this expense, operating supplies and expenses increased $20.6 million between 2004 and 2005 driven by higher maintenance and recruiting expenses. The increase in recruiting expenses is associated with the expansion of our driver academies and a 64% increase in the number of graduates from our academies. The increased maintenance expense is related to an increase in the equipment services we provide for owner-operators and other third parties for which we receive revenue, as well as increases to trailer maintenance.

      Operating supplies and expenses in 2004 increased $40.9 million compared to 2003. Approximately $5.9 million of the increase is due to the consolidation of Trans-Mex. Other variances include a slight increase in maintenance, increased travel, additional legal costs and additional expenses related to Sarbanes-Oxley compliance.

Fuel Expense

	2005	2004	2003

	($ thousands)

Fuel expense	$610,919	$446,752	$326,749

% of total revenue	19.1%	15.8%	13.6%

Company fuel cost per gallon	$2.25	$1.70	$1.39

      Fuel expense in 2005 increased to 19.1% of total revenue in 2005 compared to 15.8% in 2004. Of the $164.2 million increase, 87% was the result of the 32% increase in fuel cost per gallon. The remaining increase resulted from higher mileage and reduced fuel efficiency.

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

	2005	2004	2003

	($ thousands)

Total fuel surcharge revenue	$391,942	$189,725	$88,865

Less: Fuel surcharge revenue reimbursed to owner-operators	84,907	39,514	18,225

Company fuel surcharge revenue	$307,035	$150,211	$70,640

Total fuel expense	$610,919	$446,752	$326,749

Less: Company fuel surcharge revenue	307,035	150,211	70,640

Net fuel expense	$303,884	$296,541	$256,109

% of revenue excluding fuel surcharge revenue	10.8%	11.2%	11.1%

      Our net fuel expense has remained relatively flat as a percent of revenue excluding fuel surcharge for the past three years. This indicates that our fuel surcharge program has effectively offset the impact of rising diesel fuel costs, and our net fuel expense increases are the result of volume. The 40 basis point decline between 2005 and 2004 was the result of the leverage associated with increases in our base revenue per loaded mile.

Purchased Transportation

	2005	2004	2003

	($ thousands)

Total purchased transportation	$583,380	$499,790	$417,182

% of total revenue	18.2%	17.7%	17.4%

Less: Fuel surcharge revenue reimbursed to owner-operators	84,907	39,514	18,225

Purchased transportation excluding fuel surcharge reimbursement	498,473	$460,276	$398,957

% of revenue excluding fuel surcharge revenue	17.8%	17.5%	17.3%

      Purchased transportation increased $83.6 million from 2004 to 2005, of which $45.4 million was the increase in the reimbursement made to owner-operators for fuel surcharges. Excluding this reimbursement, purchased transportation increased 30 basis points from 2004 to 2005 to 17.8% of revenue excluding fuel surcharge revenue. The increase in purchase transportation dollars as well as the percent to revenue excluding fuel surcharge revenue is primarily a result of the increase in rail costs due to the expansion of our intermodal container business, an increase in the miles driven by owner-operators as well as an increase in owner-operator pay per mile. These increases were partially offset by a reduction in other third party expenses.

      Purchased transportation increased $82.6 million in 2004 compared to 2003 of which $21.3 million was the increase in fuel surcharge revenue reimbursed to our owner-operators. Excluding fuel surcharge, purchased transportation increased 0.2% year over year as a percent of revenue excluding fuel surcharge revenue. In 2003 and prior, the cost of using Trans-Mex was included in purchased transportation. After completing the acquisition of Trans-Mex in January 2004, we began consolidating their financial statements, and their costs now are shown on each individual line item on the Consolidated Statement of Earnings. Therefore, the purchased transportation line has been reduced by these Trans-Mex costs. This accounts for approximately a one percentage point reduction. This reduction was offset by an increase in owner-operator costs. Our owner-operators drove approximately 17% more miles for us in 2004 compared to 2003. In addition, they have received rate per mile increases, hours of service rate increases, and other incentive pay in order for us to attract and retain owner-operators.

Insurance and Claims

	2005	2004	2003

	($ thousands)

Insurance and claims	$156,525	$94,850	$94,685

% of total revenue	4.9%	3.4%	3.9%

% of revenue excluding fuel surcharge revenue	5.6%	3.6%	4.1%

      Insurance and claims expense increased $61.7 million in 2005 as compared to 2004. This increase is primarily related to the fact that we did not incur certain insurance premium expense in 2004, the increase in our self insurance deductible in 2005, and the development of prior year claims. Our reserve policy and accrual methodology have not changed year over year.

      As we discussed in the notes to our financial statements, we entered into a settlement agreement with an insurance company in 2002. Pursuant to this settlement, the insurance company agreed to provide certain insurance coverage, at no cost to us through December 2004, in exchange for our releasing all claims that were the subject of the litigation. We recognized this settlement amount as a reduction of insurance expense as the insurance coverage was provided during the period from July 1, 2002 through December 31, 2004. In addition, we deferred the $21.1 million of legal expenses, which were paid pursuant to a contingent fee arrangement based upon our estimate of the value of the insurance provided of between $65 million and $74 million. These legal expenses were contingent upon our ability to receive the insurance coverage outlined in the settlement due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers and, therefore, were amortized on a straight-line basis over the thirty-month period from July 1, 2002 through December 31, 2004.

      As discussed under Critical Accounting Policies, we are self-insured for some portion of our liability, property damage and cargo damage risk. We buy insurance coverage with deductible amounts. Beginning in 2003, the deductible amount for general liability rose from $250,000 to $1,000,000 per incident. In December 2004, we entered into an agreement with insurance carriers to provide transportation liability insurance with an aggregate limit of $200 million for 2005 and 2006. The new policy increased the self-insured portion to $10 million per occurrence and was extended through the end of 2006. After reviewing actuarial studies of our loss history, frequency and severity, we determined this to be the optimal insurance solution for us at this time. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

      Insurance and claims in 2004 was 3.6% of revenue excluding fuel surcharge compared to 4.1% in 2003. The reduction in 2004 was due to a reduction in development on prior year claims.

Rental Expense, Depreciation, Amortization and Impairments

	2005	2004	2003

	($ thousands)

Rental expense	$57,669	$78,054	$82,158

% of total revenue	1.8%	2.8%	3.4%

% of revenue excluding fuel surcharge revenue	2.1%	3.0%	3.5%

Depreciation, amortization and impairments	206,154	184,608	149,138

% of total revenue	6.4%	6.5%	6.2%

% of revenue excluding fuel surcharge revenue	7.3%	7.0%	6.5%

Total rental, depreciation amortization and impairment expense	263,823	262,662	231,296

% of total revenue	8.2%	9.3%	9.6%

% of revenue excluding fuel surcharge revenue	9.4%	10.0%	10.0%

      Rental expense and depreciation expense are primarily driven by our fleet of tractors and trailers shown below:

	2005	2004	2003

	($ thousands)

Tractors:
Company

Owned	11,882	11,046	9,339

Leased	2,583	3,852	5,005

Total company tractors	14,465	14,898	14,344

Owner-operator tractors	3,466	3,647	3,692

*Total tractors	17,931	18,545	18,036

*Average tractors available for dispatch	17,383	17,337	15,969

Trailers	51,997	51,773	50,489

*	Total tractors owned and leased include tractors being prepared for service and tractors waiting to be returned under lease or resold at the end of our replacement program. Average tractors is calculated on a monthly basis and represents tractors available for dispatch.

      Over the past three years, we have been purchasing the majority of our tractors and trailers rather than leasing. This has caused our rental expense to decrease and our depreciation expense to increase. As a percentage of revenue excluding fuel surcharge, total rental, depreciation, amortization and impairment expense decreased to 9.4% in 2005 compared to 10.0% in both 2004 and 2003.

      In 2005, rental expense decreased $20.4 million as the number of leased tractors declined from 3,852 in 2004 to 2,583 in 2005. Depreciation, amortization and impairment expense increased $21.5 million in 2005 compared to 2004. Included in this expense in 2005 is a $6.4 million impairment charge to reduce the carrying value of some specialized trailers to their fair market value less costs to sell. The charge was recorded in the third quarter of 2005 when the trailers were reclassified to assets held for sale. This charge and the 836 increase in the number of owned tractors resulted in the increased depreciation expense year over year.

      Rental expense decreased in 2004 compared to 2003 as the number of tractors on lease declined from 5,005 as of December 31, 2003 to 3,852 as of December 31, 2004. This reduction in tractor lease cost was partially offset by an increase in short-term trailer rent expense. Depreciation, amortization and impairment expense increased in 2004 as compared to 2003, as the number of tractors owned increased from 9,339 as of December 31, 2003 to 11,046 at December 31, 2004. Depreciation expense in 2004 did include an impairment charge of $4 million to adjust autohaul assets held for sale to estimated fair value less costs to sell.

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

	2005	2004	2003

	($ thousands except share data)

Earnings (loss) before income taxes	$(3,997)	$(1,915)	$6,402

Net earnings (loss)	$(2,438)	$(1,245)	$3,971

Diluted earnings (loss) per share	$(0.03)	$(0.02)	$0.05

(Gain) Loss on Equipment Disposal

      We occasionally purchase and then resell tractors that we currently lease by exercising the purchase option contained in the lease. We also generate gains and/or losses from the sale of tractors we own. These gains and losses are recorded as a separate line item on the Consolidated Statements of Earnings and are summarized below.

	2005	2004	2003

	($ thousands)

Loss on sale of leased equipment	$811	$3,378	$247

(Gain) loss on sale of owned equipment	(1,753)	(801)	1,464

Net (gain) loss on equipment disposal	$(942)	$2,577	$1,711

OTHER EXPENSES

Interest Expense

      Our largest pre-tax non-operating expense is interest. Our debt balance combining the operating line of credit, accounts receivable securitization, capital leases, Senior Notes and other debt was $611 million, $622 million and $419 million at December 31, 2005, 2004 and 2003, respectively.

	2005	2004	2003

	($ thousands)

Interest expense	$26,632	$18,931	$16,202

Decrease in derivative agreements	3,314	2,631	2,084

Interest expense, net of derivative agreements	$29,946	$21,562	$18,286

      Interest expense, net of the impact of the derivative agreements shown above, increased $8.4 million in 2005 compared to 2004. This increase is due to the higher average debt balance we experienced throughout the year as well as rising base interest rates on our variable debt.

      Our interest expense, net of the impact of the derivative agreements, increased in 2004. Our average debt balance increased during 2004 as we repurchased 14,132,249 shares of our common stock for a total cost of $253 million, paid $10.8 million in cash for part of the purchase price of Trans-Mex, and expended $324 million on net capital expenditures compared to $223 million in 2003. In addition, in June 2003, we completed the private placement of Senior Notes with a weighted average interest rate of 4% which was higher than the variable rate debt in 2003.

Other (Income) Expense

      Other (income) expense in 2005 includes a $4.4 million gain on the sale of real estate, a $2.8 million impairment charge to reduce the carrying value of certain real estate and other assets to the estimated fair value less costs to sell, and a $3.7 million loss associated with the equity losses of Transplace. In 2004, other (income) expense includes a gain of $2.4 million on the sale of real estate, a $4.3 million loss to adjust the carrying value of four properties and a note receivable to the current estimate of the net realizable value, and a $2.9 million loss for our equity portion of Transplace’s reported losses. The equity earnings of Trans-Mex, a company we acquired 100% of in January 2004, are included in other (income) expense in 2003.

Income Taxes

      Our effective tax rate was 38.5%, 35.3% and 38.0% in 2005, 2004 and 2003, respectively. In 2004, we benefited from a lower state tax rate resulting from the completion and filing of our 2003 state tax returns, including the adjustment of our deferred taxes to the revised rate. This one-time benefit in 2004 was offset by the effect of our driver per diem program, a portion of which is non-deductible. We expect our overall tax rate to be 39% in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

      Our cash flow sources and uses by operating, investing and financing activities are shown below:

	2005	2004	2003

	($ thousands)

Net cash provided by operating activities	$362,548	$364,546	$287,889

Net cash used in investing activities	$(380,007)	$(318,806)	$(287,969)

Net cash provided by (used in) financing activities	$2,525	$(36,566)	$11,205

      Net cash provided by operating activities was down $2.0 million in 2005 compared to 2004. Pre-tax operating income adjusted for non-cash items such as depreciation, amortization and impairment charges increased approximately $28 million in 2005 compared to the prior year. Income tax and interest payments increased $65.0 million and $7.8 million, respectively, between 2004 and 2005. The increase in tax payments was primarily related to the expiration of bonus depreciation for revenue equipment on December 31, 2004. Our accounts receivable balance increased less between 2004 and 2005 compared to the increase between 2003 and 2004, as our cash collection process improved and our day sales outstanding declined from 41 in 2004 to 38 in 2005. Excluding the impact of the income tax receivable, our accounts receivable balance increased $21.6 million in 2005 compared to a $42.1 million increase between 2003 and 2004. Excluding the change in income taxes payable, the increase in accounts payable, accrued and other liabilities in 2005 was $80.9 million compared to a $42.7 million increase between 2003 and 2004. In 2005, our prepaid expenses and other current assets increased $16.6 million compared to a $2.7 million increase between 2003 and 2004. This increase resulted primarily from the prepayment of insurance premiums.

      The $77 million increase in net cash provided by operating activities in 2004 compared to 2003 was driven by a $60 million increase in net earnings before depreciation, amortization and impairment charges and a $37 million increase in accounts payable and accrued liabilities.

      Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. Our capital expenditures, net of cash sales proceeds were $387 million, $324 million and $223 million in 2005, 2004 and 2003, respectively. A summary of our capital expenditures by category is shown below.

	2005	2004	2003

	($ thousands)

Revenue equipment:

Tractors	$326,726	$326,351	$203,115

Trailers	167,139	41,264	34,007

Facilities	44,243	50,444	75,291

Other	6,542	11,162	1,441

Total Capital Expenditures	$544,650	$429,221	$313,854

Less: Proceeds from Sales of Equipment	(157,870)	(105,415)	(91,012)

Net Capital Expenditures	$386,780	$323,806	$222,842

      In addition, we made a loan to Transplace of $6.4 million in 2005, expended $10.8 million for a portion of the Trans-Mex purchase in 2004, and paid $81.6 million for the purchase of Merit Distribution, Inc. in 2003.

      Regarding our financing activities, in 2005 we received $53.1 million in proceeds from the sale of common stock associated with our employee stock purchase and stock option plans. The volume of sales increased in 2005 due to the decision made to accelerate the vesting of all outstanding and unvested employee stock options. Options that were previously awarded at a discount are now retroactively subject to new tax regulations regarding deferred compensation which impose a 20% excise tax to income created by the exercise of these options after December 31, 2005. Due to this change in tax law, many employees exercised their options prior to year end. In conjunction with the acceleration, we have adopted a new share repurchase program, under which we may acquire our common stock using the proceeds received from the exercise of stock options to minimize the dilution from the exercise of stock options. In 2005, we paid $39.5 million to repurchase 1,988,181 shares.

      In 2004 we repurchased $253 million of treasury stock, increased our borrowings on our receivable securitization by $98 million and increased our borrowings on our revolving line of credit by a net $135 million. We also repaid $31.6 million of other long-term debt and capital leases and received $14.5 million in stock option exercise and employee stock purchase plan proceeds.

Working Capital

      As of December 31, 2005 and 2004 we had working capital deficits of $93.6 million and $70.9 million, respectively. As discussed in the notes to the financial statements, the accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization but the increase in fixed assets or treasury stock is not included in working capital.

Credit Facilities

      In December 2005, we amended our $550 million revolving credit agreement (the “Credit Agreement”) with our group of lenders. This amendment included a reduction of the borrowing rate associated with LIBOR borrowings. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 40 to 100 basis points, as defined in the Credit Agreement (currently 75 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 8 to 17.5 basis points (currently 15 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. As of December 31, 2005 we are in compliance with these debt covenants. We have $164 million of borrowings and $189 million of letters of credit outstanding on our line of credit leaving $197 million available as of December 31, 2005.

      In December of 2005 we expanded our accounts receivable securitization by $50 million to allow us to receive up to $300 million of proceeds, subject to eligible trade accounts receivable. Under the amended agreement, the committed term was extended to December 20, 2006. As of December 31, 2005, we had received sales proceeds of $245 million. Under the terms of our agreement, 93% of our trade receivables collateralized the securitization arrangement as of December 31, 2005.

Capital Commitments and Expenditures

      As of December 31, 2005, we had $564 million of commitments outstanding to acquire replacement and additional revenue equipment through 2007. We have the option to cancel such commitments upon 90 days notice. We anticipate spending approximately $290 million for tractors in both 2006 and 2007 and approximately $95 million and $125 million on trailers and containers in 2006 and 2007, respectively. We believe we will be able to support these purchases with cash flows from operating activities, lease financings and debt.

      During the year ended December 31, 2005, we incurred approximately $50.8 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment. We anticipate that we will expend approximately $15 million in 2006 for various facilities and information technology upgrades and the development of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

      We will incur capital investments for revenue equipment, as well as our terminal network facilities and equipment, when we estimate such investments will generate an appropriate return on capital.

      We believe we will be able to finance needs for working capital, facilities improvements and expansion, as well as anticipated fleet replacements and growth, with cash flows from operations, borrowings available under the line of credit, accounts receivable securitization and with long-term debt and lease financing believed to be available to finance revenue equipment purchases for the next 12 months. Over the long term, we will continue to have significant capital requirements, which may require us to seek additional borrowings or equity capital. The availability of debt financing or equity capital will depend upon our financial condition and results of operations as well as prevailing market conditions, the market price of our common stock and other factors over which we have little or no control.

OFF-BALANCE SHEET ARRANGEMENTS

      As discussed in the Commitments note to our Consolidated Financial Statements, we guarantee certain residual values under operating lease agreements for revenue equipment. Upon termination of these operating leases, we would be responsible for the excess of the guarantee amount above the fair market value, if any. The maximum potential amount of future payments we would be required to make under these guarantees is $35 million. We utilize operating leases as an additional financing source.

CONTRACTUAL OBLIGATIONS

      The tables below summarize our contractual obligations as of December 31, 2005:

	Payments due by period

		Less Than 1			More Than 5
	Total	Year	1-3 Years	3-5 Years	Years

	($ thousands)

Long-Term Debt	$364,000	$	$264,000	$100,000	$

Capital Lease Obligations	1,786	1,786

Operating Leases(1)	75,177	40,418	34,379	380

Purchase Obligations	17,052	17,052

Other Long-Term Obligations:

Fair value of interest rate swaps	1,919		1,379	540

Total Contractual Obligations	$459,934	$59,256	$299,758	$100,920	$

(1)	Operating leases include an interest element within the commitment amount as opposed to the Long-Term Debt and Capital Lease Obligations amounts, which do not include an interest element.

(2)	Deferred taxes and long-term portion of claims accruals are excluded from Other Long-Term Obligations in the table above.

(3)	Table excludes purchase commitments for revenue equipment which are cancelable.

INFLATION

      Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect our results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years with the exception of fuel. Our average fuel cost per gallon has increased 32% from 2004 to 2005 and 22% between 2003 and 2004. In 2005, the majority of this increase in costs was passed on to our customers through a corresponding increase in fuel surcharge revenue, therefore the impact of the increased fuel costs on our operating results was not significant. If fuel costs continue to escalate and we are unable to recover these costs with applicable fuel surcharges, it would have an adverse effect on our operations and profitability.

SEASONALITY

      In the transportation industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter. Our operating expenses also tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time.

FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K, including but not limited to the portions hereof entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” “estimates,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, expectations regarding the benefits of our focus on operational metrics and effective tax rate, plans to increase the company’s intermodal business and service for intermodal customers, expectations regarding acquisition of containers, financing needs and plans, anticipated spending for equipment, the intention to continue to install communication systems, our focus on activities we expect will enable profitable growth, our estimates of future compensation expense, our estimate of future claims expense and accruals, our estimate of the impact of our impairment, the impact of inflation, plans relating to products or services of the Company, the benefits of the Company’s terminal network, the continued consolidation of the truckload industry, the demand of shippers, the capacity of the truckload industry, the Company’s ability to sell its used trucks at favorable prices, the Company’s ability to attract and retain qualified drivers, the Company’s ability to pass on to its customers increased labor and fuel costs and protect itself against increases in fuel costs through the use of fuel efficient equipment, and pending or future acquisitions, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Further, nothing herein shall constitute an adoption or approval of any analyst report regarding Swift, nor any undertaking to update or comment upon analysts’ expectations in the future.

      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including the Notes to our Consolidated Financial Statements, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in “Business” and “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      We have interest rate exposure arising from borrowings under the line of credit ($164 million) and the accounts receivable securitization ($245 million), all of which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure through a mix of fixed and variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). There are no leverage options or prepayment features for the interest rate swaps. The fair value of our long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our interest expense by $3.4 million.

Item 8.	Financial Statements and Supplementary Data

      The Consolidated Financial Statements of the Company as of December 31, 2005 and 2004, for each of the years in the three-year period ended December 31, 2005, together with related notes and the reports of KPMG LLP, an independent registered public accounting firm, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Swift Transportation Co., Inc.:

      We have audited the accompanying consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Swift Transportation Co., Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Phoenix, Arizona

March 6, 2006

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In thousands, except
	share data)

ASSETS

Current assets:

Cash	$13,098	$28,245

Accounts receivable, net	329,336	331,093

Equipment sales receivables	6,127	4,463

Inventories and supplies	12,948	12,989

Prepaid taxes, licenses and insurance	40,495	24,179

Assets held for sale	29,791	51,757

Deferred income taxes	22,319	12,839

Total current assets	454,114	465,565

Property and equipment, at cost:

Revenue and service equipment	1,869,832	1,698,955

Land	90,235	84,411

Facilities and improvements	302,680	273,473

Furniture and office equipment	81,504	86,562

Total property and equipment	2,344,251	2,143,401

Less accumulated depreciation and amortization	713,782	697,222

Net property and equipment	1,630,469	1,446,179

Notes receivable, less current portion	22,259	3,960

Other assets	17,228	16,946

Customer relationship intangible, net	38,272	41,320

Goodwill	56,188	56,188

	$2,218,530	$2,030,158

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$108,027	$81,174

Accrued liabilities	74,720	96,654

Current portion of claims accruals	116,823	101,862

Current portion of obligations under capital leases and long-term debt	1,786	15,205

Fair value of guarantees	1,360	1,575

Securitization of accounts receivable	245,000	240,000

Total current liabilities	547,716	536,470

Borrowings under revolving credit agreement	164,000	165,000

Senior notes	200,000	200,000

Obligations under capital leases and long-term debt, less current portion		1,787

Claims accruals, less current portion	135,458	97,188

Deferred income taxes	299,393	286,211

Fair value of interest rate swaps	1,919	5,233
Commitments and contingencies

Stockholders’ equity:
Preferred stock, par value $.001 per share; authorized 1,000,000 shares; none issued

Common stock, par value $.001 per share; authorized 200,000,000 shares; issued 97,198,554 and 93,467,651 shares in 2005 and 2004, respectively	97	93

Additional paid-in capital	403,868	333,720

Retained earnings	867,460	766,333

Treasury stock, at cost (23,558,507 and 21,570,326 shares in 2005 and 2004, respectively)	(400,780)	(361,321)

Other equity items	(601)	(556)

Total stockholders’ equity	870,044	738,269

	$2,218,530	$2,030,158

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except share data)

Operating revenue	$3,197,455	$2,826,201	$2,397,655

Operating expenses:

Salaries, wages and employee benefits	1,008,833	971,683	872,453

Operating supplies and expenses	286,261	274,088	233,148

Fuel	610,919	446,752	326,749

Purchased transportation	583,380	499,790	417,182

Rental expense	57,669	78,054	82,158

Insurance and claims	156,525	94,850	94,685

Depreciation, amortization and impairments	206,154	184,608	149,138

(Gain) loss on equipment disposal	(942)	2,577	1,711

Communications and utilities	30,920	30,366	28,149

Operating taxes and licenses	69,676	62,866	51,241

Total operating expenses	3,009,395	2,645,634	2,256,614

Operating income	188,060	180,567	141,041

Other (income) expenses:

Interest expense	26,632	18,931	16,202

Interest income	(1,713)	(908)	(770)

Other	(1,209)	2,595	(2,373)

Other (income) expenses, net	23,710	20,618	13,059

Earnings before income taxes	164,350	159,949	127,982

Income taxes	63,223	56,467	48,611

Net earnings	$101,127	$103,482	$79,371

Basic earnings per share	$1.39	$1.30	$.95

Diluted earnings per share	$1.37	$1.29	$.94

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Net earnings	$101,127	$103,482	$79,371

Other comprehensive income (loss):

Foreign currency translation	(139)	16

Net derivative loss on cash flow hedge, net of tax effect of $432			(706)

Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $58, $55 and $26 in 2005, 2004 and 2003, respectively	94	90	44

Comprehensive income	$101,082	$103,588	$78,709

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Other	Total
			Paid-In	Retained	Treasury	Equity	Stockholders’
	Shares	Par Value	Capital	Earnings	Stock	Items	Equity

	(In thousands, except share data)

Balances, December 31, 2002	90,182,273	$90	$272,099	$583,480	$(89,891)	$	$765,778

Issuance of common stock under stock option and employee stock purchase plans	1,197,503	1	13,965				13,966

Income tax benefit arising from the exercise of stock options			3,192				3,192

Amortization of deferred compensation			1,839				1,839

Purchase of 1,201,000 shares of treasury stock					(18,869)		(18,869)

Cash flow hedge						(706)	(706)

Reclassification of cash flow hedge to interest expense						44	44

Net earnings				79,371			79,371

Balances, December 31, 2003	91,379,776	91	291,095	662,851	(108,760)	(662)	844,615

Issuance of common stock under stock option and employee stock purchase plans	1,145,720	1	14,680				14,681

Income tax benefit arising from the exercise of stock options			2,403				2,403

Amortization of deferred compensation			5,381				5,381

Purchase of 14,132,249 shares of treasury stock					(252,561)		(252,561)

Purchase of remaining 51% of Trans-Mex	942,155	1	20,161				20,162

Accumulated other comprehensive loss						90	90

Foreign currency translation adjustment						16	16

Net earnings				103,482			103,482

Balances, December 31, 2004	93,467,651	93	333,720	766,333	(361,321)	(556)	738,269

Issuance of common stock under stock option and employee stock purchase plans	3,730,903	4	53,093				53,097

Income tax benefit arising from the exercise of stock options			3,062				3,062

Amortization of deferred compensation			13,993				13,993

Purchase of 1,988,181 shares of treasury stock					(39,459)		(39,459)

Accumulated other comprehensive loss						94	94

Foreign currency translation adjustment						(139)	(139)

Net earnings				101,127			101,127

Balances, December 31, 2005	97,198,554	$97	$403,868	$867,460	$(400,780)	$(601)	$870,044

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Cash flows from operating activities:

Net earnings	$101,127	$103,482	$79,371

Adjustments to reconcile net earnings to net cash provided by operating activities:

Depreciation, amortization and impairments	199,680	175,854	148,263

Deferred income taxes	3,702	21,554	30,566

Income tax benefit arising from the exercise of stock options	3,062	2,403	3,192

Provision for losses on accounts receivable	7,130	7,316	8,440

Equity losses of Transplace	3,671	2,898	1,204

Amortization of deferred compensation	13,993	5,381	1,839

Change in market value of interest rate swaps	(3,314)	(2,630)	(2,084)

(Gain) loss on sale of revenue equipment	(942)	2,577	1,711

Gain on sale of non-revenue equipment	(4,643)	(1,918)

Impairment of property and note receivable	9,680	9,226

Amortization of deferred legal fees		8,416	8,476

Increase (decrease) in cash resulting from changes in:

Accounts receivable	(5,163)	(43,990)	(24,129)

Inventories and supplies	(240)	4,601	(1,056)

Prepaid expenses and other current assets	(16,551)	(2,680)	193

Other assets	(832)	(47)	(3,269)

Accounts payable, accrued and other liabilities	52,188	72,103	35,172

Net cash provided by operating activities	362,548	364,546	287,889

Cash flows from investing activities:

Proceeds from sale of autohaul assets	28,500

Proceeds from sale of property and equipment	129,370	105,415	91,012

Capital expenditures	(544,650)	(429,221)	(313,854)

Proceeds from sale of assets held for sale	8,641	9,602	8,740

Loans to investment entities	(6,331)		(3,377)

Payments received on equipment sales receivables	4,463	6,208	11,100

Payment for purchase of Trans-Mex		(10,810)

Payment for purchase of Merit Distribution Services, Inc.			(81,590)

Net cash used in investing activities	(380,007)	(318,806)	(287,969)

Cash flows from financing activities:

Issuance of Senior Notes			200,000

Issuance of long-term debt			2,044

Repayments of long-term debt and capital leases	(15,207)	(31,612)	(51,821)

Borrowings under line of credit		165,000	120,800

Repayments of borrowings under line of credit	(1,000)	(30,000)	(227,200)

Change in borrowings under accounts receivable securitization	5,000	98,000	(27,000)

Proceeds from sale of common stock	53,097	14,517	13,913

Accumulated other comprehensive loss	94	90	(662)

Purchase of treasury stock	(39,459)	(252,561)	(18,869)

Net cash provided by (used in) financing activities	2,525	(36,566)	11,205

Effect of exchange rate changes on cash	(213)	16

Net increase (decrease) in cash	(15,147)	9,190	11,125

Cash at beginning of year	28,245	19,055	7,930

Cash at end of year	$13,098	$28,245	$19,055

Supplemental disclosure of cash flow information:

Cash paid during the year for:

Interest	$29,144	$21,337	$19,600

Income taxes	$68,157	$3,188	$17,488

Supplemental schedule of noncash investing and financing activities:

Equipment sales receivables	$6,127	$4,674	$5,998

Equipment purchase accrual	$5,231

Guarantee of third party letter of credit	$367

Notes receivable from sale of autohaul assets	$17,635

Stock issued in acquisition of Trans-Mex		$20,162

Accrual of additional Merit acquisition cost		$5,000

Fair value of operating lease guarantees			$2,156

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

(1)	Summary of Significant Accounting Policies

Description of Business

      Swift Transportation Co., Inc., a Nevada holding company, together with its wholly-owned subsidiaries (“Company”), is a national truckload carrier operating predominantly in one industry, road transportation, throughout the continental United States and Mexico and thus has only one reportable segment. The Company operates a national terminal network and a fleet of approximately 18,000 tractors, at the end of 2005, from its headquarters in Phoenix, Arizona.

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

Property and Equipment

      Property and equipment are stated at cost. Gains and losses in 2005, 2004 and 2003 were $3.5 million and $1.7 million, $2.2 million and $1.4 million, $1.7 million and $262,000, respectively.

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

Goodwill

      Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company tests goodwill for impairment on an annual basis. The Company has $56.2 million of goodwill at December 31, 2005 and 2004. The test of goodwill impairment requires judgment, including the identification of reporting units, assigning assets and liabilities (including goodwill) to reporting units and determining the fair value of each reporting unit. The Company has used a discounted cash flow model to estimate the fair value of the reporting

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units, which includes several significant assumptions, including estimating future cash flows, determining appropriate discount rates and other assumptions.

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

Stock Compensation Plans

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. For the Employee Stock Purchase Plan, the purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. The Employee Stock Purchase Plan qualifies under Section 423 of the Internal Revenue Code. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan. The compensation cost that has been charged against income for the Fixed Stock Option Plans was $14.0 million, $5.4 million and $1.8 million and for 2005, 2004 and 2003, respectively. See “Stockholders’ Equity” footnote for a discussion of the impact of acceleration of the vesting of stock options.

      Had compensation cost for the Company’s four stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		2005	2004	2003

Net earnings (in thousands)	As Reported	$101,127	$103,482	$79,371
	Add: Compensation expense, using intrinsic method, net of tax	8,606	3,444	1,140
	Deduct: Compensation expense, using fair value method, net of tax	(54,668)	(9,638)	(6,020)

	Pro forma	$55,065	$97,288	$74,491

Basic earnings per share	As Reported	$1.39	$1.30	$.95

	Pro forma	$.76	$1.23	$.89

Diluted earnings per share	As Reported	$1.37	$1.29	$.94

	Pro forma	$.75	$1.22	$.88

      Pro forma net earnings reflect only options granted in 1995 through 2005. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

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

      In December 2004, SFAS No. 123(R), “Share-Based Payment,” was issued. This Statement requires all share based payments to employees, including grants of employee stock options, be recognized in the financial statements upon a grant-date fair value of an award as opposed to the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25, which the Company currently uses. The standard is effective for the Company beginning January 1, 2006. On September 19, 2005, the Compensation Committee of the Company’s Board of Directors accelerated the vesting of all outstanding and unvested employee stock options, requiring that the Company record a $12.4 million non-cash expense. The vesting period for stock options held by the non-employee members of the Board of Directors was not accelerated. Also, in connection with the acceleration of vesting of the stock options, the Compensation Committee of the Company’s Board of Directors is modifying the structure of its compensation program to reduce the number of stock options awarded in the future, to reduce the number of employees eligible for awards and to incorporate a restricted stock element that includes performance standard objectives. The Company estimates compensation expense related to SFAS 123(R) will be less than $500,000 in 2006 without consideration of future awards.

(2)	Accounts Receivable

      Accounts receivable consists of:

	December 31,

	2005	2004

	(In thousands)

Trade customers	$331,884	$318,875

Equipment manufacturers	3,385	1,756

Income tax receivable	3,002	19,469

Other	5,417	3,933

	343,688	344,033

Less allowance for doubtful accounts	14,352	12,940

	$329,336	$331,093

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The schedule of allowance for doubtful accounts is as follows:

	Beginning				Ending
	Balance	Additions	Recoveries	Writeoffs	Balance

	(In thousands)

Years ended December 31:

2005	$12,940	$7,130	$227	$(5,945)	$14,352

2004	$7,983	$7,316	$33	$(2,392)	$12,940

2003	$12,185	$8,440	$7	$(12,649)	$7,983

(3)	Assets Held For Sale

      As of December 31, 2005, assets held for sale, which are stated at the lower of depreciated cost or fair value less costs to sell, consist of two properties and certain noncore assets, principally specialized trailers. The Company expects to dispose of these assets within the next twelve months and does not expect any material loss on these dispositions. During 2005, the Company identified certain trailers that will no longer be utilized by the Company. The majority of these trailers are specialized equipment and the Company recorded an expense of $6.4 million to reduce the carrying value of these assets to their fair value less costs to sell. This charge is included in depreciation, amortization and impairment expense. Also in 2005, the Company recorded a $1.3 million charge to reduce the carrying value of an underutilized Mexican facility to its fair value less cost to sell. The charge is included in other expense on the Consolidated Statement of Earnings.

      As of December 31, 2004, assets held for sale included four properties and the autohaul revenue producing equipment and related Selkirk facility. We recorded a $4.0 million impairment to the autohaul assets in 2004. This impairment is recorded within depreciation, amortization and impairment expense.

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

      As a transportation logistics company, Transplace manages shippers’ transportation needs and receives a fee for this service. The Company may receive from Transplace the opportunity to provide transportation services to shippers. Through the second quarter of 2005, the Company was obligated to use Transplace to obtain any additional capacity required from other trucking companies for the Company’s customers. In 2005, Transplace agreed that all shareholders could source their additional capacity needs and hence, the Company restarted its own brokerage operation. During the years ended December 31, 2005, 2004 and 2003, the Company received less than 3% of its operating revenue from Transplace and paid less than 4% of its purchased transportation to Transplace.

      The Company’s interest in Transplace, which is accounted for using the equity method, is approximately 29%. The Company recorded equity losses of $3.7 million, $2.9 million and $1.2 million in other expense during the years ending December 31, 2005, 2004 and 2003, respectively for Transplace.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s equity in the net assets of Transplace exceeds its investment account by approximately $30 million as of December 31, 2005 and 2004. As Transplace records amortization or impairment of goodwill and intangibles, the Company will accrete an equal amount of basis difference to offset such amortization or impairment.

      The Company received $19.1 million, $43.0 million and $53.8 million in operating revenue in 2005, 2004 and 2003, respectively, for transportation services provided to Transplace. At December 31, 2005 and 2004, $2.1 million and $5.1 million, respectively, was owed to the Company for these services.

(5)	Notes Receivable

      In January 2005, the Company loaned $6.3 million to Transplace Texas, LP, a subsidiary of Transplace, Inc. of which the Company owns an equity interest of approximately 29%. This note receivable is being reduced as the Company records its portion of the losses incurred by Transplace. As of December 31, 2005, this note has been reduced by approximately $3.5 million. At such time as the note is repaid in full, the amount of losses previously recorded as a reduction of the note receivable will be recognized as a gain.

      In April 2005, we completed the sale of our autohaul assets and business for approximately $46.1 million, $25 million of which was paid in cash at closing, $3.5 million was paid on July 15, 2005, $0.6 million was paid on January 15, 2006 and $17 million is payable to Swift in the form of a subordinated note due over a six year period ending April 2011.

      Notes receivable consist of the following:

	December 31,

	2005	2004

	(In thousands)

Note receivable of $6,331,000 from Transplace, net of equity losses, bearing interest of 6% per annum and principal due and payable on January 7, 2007	$2,841

Notes receivable from Auto Carrier Holdings, Inc.:

(1) $17,000,000 accruing interest at 1 1/2% through April 2006 and 4% thereafter due and payable quarterly in arrears. Principal is due and payable in quarterly installments of $354,167 beginning June 30, 2007 through March 31, 2011. The remaining balance is due April 2011

(2) $635,000 accruing interest at 4% payable quarterly, principal paid January 15, 2006	17,635

Note receivable from Transportes EASO, payable on demand	2,418	3,960

	22,894	3,960

Less current portion	(635)

Notes receivable, less current portion	$22,259	$3,960

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Accrued Liabilities

      Accrued liabilities consists of:

	December 31,

	2005	2004

	(In thousands)

Employee compensation	$42,628	$53,960

Fuel and mileage taxes	2,592	2,341

Income taxes payable	5,763	34,514

Other	23,737	5,839

	$74,720	$96,654

(7)	Claims Accruals

      The Company’s insurance program for workers compensation, liability, physical damage and cargo damage involves self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate.

      Claims accruals represent accruals for the uninsured portion of pending claims at December 31, 2005 and 2004. The current portion reflects the amounts of claims expected to be paid in the following year. These accruals are estimated based on management’s evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company’s past claims experience. Claims accruals also include accrued medical expenses under the Company’s group medical insurance program. These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

(8)	Accounts Receivable Securitization

      In December 1999, the Company (through a wholly-owned bankruptcy-remote special purpose subsidiary) entered into an agreement to sell, on a revolving basis, interests in its accounts receivable to two unrelated financial entities. The bankruptcy-remote subsidiary has the right to repurchase the receivables from the unrelated entities. Therefore, the transaction does not meet the criteria for sale treatment under the accounting standards and is reflected as a secured borrowing in the financial statements.

      In the fourth quarter of 2005 we expanded our accounts receivable securitization by $50 million. Under the amended agreement, the Company can receive up to a maximum of $300 million of proceeds, subject to eligible receivables and will pay a program fee recorded as interest expense, as defined in the agreement. The committed term was also extended to December 20, 2006. The Company will pay commercial paper interest rates on the proceeds received (approximately 4.25% at December 31, 2005). The proceeds received will be reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of December 31, 2005 and 2004 there were $245 million and $240 million, respectively, of proceeds received.

(9)	Fair Value of Operating Lease Guarantees

      The Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess of the guarantee amount above the fair market value, if any. As of December 31, 2005 and 2004, the Company has recorded a liability for the estimated fair value of the guarantees, entered into subsequent to January 1,

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2003, in the amount of $1.4 million and $1.6 million, respectively. The maximum potential amount of future payments the Company would be required to make under all of these guarantees is $21.8 million.

(10)	Borrowings Under Revolving Credit Agreement

      Our recently amended credit facility is a $550 million revolving credit agreement with a group of lenders and matures in December 2010. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 40 to 100 basis points, as defined in the Credit Agreement (currently 75 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 8 to 17.5 basis points (currently 15 basis points). As of December 31, 2005 and 2004, there was $164 million and $165 million, respectively, outstanding under the line of credit. There are $189 million of letters of credit outstanding on our line of credit as of December 31, 2005 leaving $197 million available.

      The Credit Agreement requires the Company to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. As of December 31, 2005 the Company is in compliance with these debt covenants.

      The Credit Agreement includes financing for letters of credit. The Company has outstanding letters of credit primarily for workers’ compensation and liability self-insurance purposes totaling $189 million at December 31, 2005.

(11)	Obligations Under Capital Leases and Long-Term Debt

      The Company leases certain revenue equipment under capital leases. The Company’s capital leases contain guarantees of residual values. Certain leases contain renewal or fixed price purchase options. The leases are collateralized by revenue equipment with a cost of $3.7 million and $28.5 million and accumulated amortization of $2.4 million and $9.9 million at December 31, 2005 and 2004, respectively. The amortization of the equipment under capital leases is included in depreciation expense.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments and long-term debt:

	December 31,

	2005		2004

	(In thousands)

2005	$		$15,068

2006		1,815	1,815

Total minimum lease payments		1,815	16,883

Less: Amount representing interest		29	720

Present value of minimum lease payments		1,786	16,163

Notes payable to commercial lending institutions with varying payments through the year 2005 with fixed interest rates ranging from 2.9% to 3.8%			829

Total obligations under capital leases and long-term debt		1,786	16,992

Less current portion		1,786	15,205

Obligations under capital leases and long-term debt, less current portion	$		$1,787

      For the years ended December 31, 2005, 2004 and 2003, the Company capitalized interest related to self-constructed assets totaling $774,000, $528,000 and $507,000, respectively.

(12)	Senior Notes

      In June 2003, the Company completed a private placement of Senior Notes. The notes were issued in two series of $100 million each with an interest rate of 3.73% for those notes maturing on June 27, 2008 and 4.33% for those notes maturing on June 27, 2010 with interest payable on each semiannually in June and December. The notes contain financial covenants relating to leverage, fixed charge coverage and tangible net worth. As of December 31, 2005, the Company was in compliance with these debt covenants.

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

      For the years ended December 31, 2005, 2004 and 2003, the Company recognized a gain for the change in fair market value of the interest rate swap agreements of $3.3 million, $2.6 million and $2.1 million. The changes in fair market value of the interest rate swap agreements are recorded as interest expense.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(14)	Commitments

     Operating Leases

      The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 2005, the future minimum lease payments under noncancelable operating leases are as follows:

	Revenue
Years Ending December 31,	Equipment	Facilities	Total

	(In thousands)

2006	$38,873	$1,545	$40,418

2007	29,831	601	30,432

2008	3,512	435	3,947

2009	115	227	342

2010		38	38
Thereafter

Total minimum lease payments	$72,331	$2,846	$75,177

      The revenue equipment leases generally include purchase options exercisable at the completion of the lease. The Company recorded net losses of approximately $811,000, $3,378,000 and $247,000 from the sale of leased revenue equipment pursuant to exercise of purchase options on revenue equipment in 2005, 2004, and 2003, respectively.

Purchase Commitments

      The Company had commitments outstanding to acquire revenue equipment for approximately $564 million at December 31, 2005. These purchases are expected to be financed by operating leases, debt, proceeds from sales of existing equipment and cash flows from operations. The Company has the option to cancel such commitments with 90 days notice.

      In addition, the Company had remaining commitments of $5.8 million as of December 31, 2005 under contracts relating to acquisition, development and improvement of facilities.

Guarantees

      The Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess of the guarantee amount above the fair market value, if any. The maximum potential amount of future payments the Company would be required to make under these guarantees is $35 million.

(15)	Contingencies

      The Company is involved in certain claims and pending litigation primarily arising in the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the Company.

(16)	Stockholders’ Equity

      The Company purchased 1,988,181, 14,132,249 and 1,201,000 shares of its common stock for a total cost of $39.5 million, $252.6 million and $18.9 million during 2005, 2004 and 2003, respectively. All of the shares purchased are being held as treasury stock and may be used for issuances under the Company’s employee

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock option and purchase plans or for other general corporate purposes. The Company has adopted and implemented a new repurchase program, under which it may acquire its common stock using the proceeds received from the exercise of stock options to minimize the dilution from the exercise of stock options. The purchases will be made in accordance with SEC rules 10b5-1 and 10b-18, which limit the amount and timing of repurchases and removes any discretion with respect to purchases on the part of the Company.

Stock Option Plans

      The Company has a number of stock options under various plans. Options granted to employees have been granted with an exercise price equal to 85 or 100 percent of the market price on the grant date and expire on the tenth anniversary of the grant date. The majority of options granted by Swift to employees vest 20 percent per year beginning on the fifth anniversary of the grant date or vest pro-rata over a nine year period. Options granted to Swift non-employee directors have been granted with an exercise price equal to 85 percent or 100 percent of the market price on the grant date, vest beginning on the grant date and expire on the sixth anniversary of the grant date.

      In September 2005, the Compensation Committee of the Company’s Board of Directors accelerated the vesting of all outstanding and unvested employee stock options. There were 7.3 million options accelerated of which 3.7 million options had a strike price in excess of the fair market value of $18.42 on the acceleration date. The options which were originally awarded at a discount from market value are now retroactively subject to new tax regulations regarding deferred compensation which impose a 20% excise tax to income created by the exercise of these options after December 31, 2005. The remaining options that were accelerated allowed, among other things, the Company to recognize an expense in 2005 which was significantly less than the compensation expense that would be recognized beginning in 2006 in accordance with Statement of Financial Standards No. 123(R). The vesting periods for stock options held by the non-employee members of the Board of Directors were not accelerated. The Company recorded a $12.4 million non-cash expense in September 2005 to account for the acceleration. To assist employees in addressing the new deferred compensation rules, the Company allowed employees to voluntarily amend stock option agreements to change the exercise date to a future date. Therefore, due to these amendments, subsequent awards and the non-acceleration of stock options of non-employee members of the Board of Directors, not all outstanding options are reflected as exercisable in the chart below. The compensation cost related to the nonvested awards is expected to be $1.6 million over the remaining service periods through 2014.

      As of December 31, 2005, the Company is authorized to grant an additional 5,091,054 million shares.

      The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in 2003 through 2005:

	2005	2004	2003

Dividend yield	0%	0%	0%

Expected volatility	45%	45%	40%

Risk free interest rate	4.47%	4.0%	4.2%

Expected lives (days after vesting date)	128	179	172

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of the status of the Company’s fixed stock option plans as of December 31, 2005, 2004 and 2003, and changes during the years then ended on those dates is presented below:

	2005			2004		2003

			Weighted-		Weighted-			Weighted-
			Average		Average			Average
			Exercise		Exercise			Exercise
	Shares		Price	Shares	Price	Shares		Price

Outstanding at beginning of year		8,942,348	$15.57	8,298,723	$14.50		6,944,487	$12.41
Granted

At market value		1,929,995	$22.24	2,008,537	$18.17

Below market value				481,785	$13.84		2,527,000	$18.42

Exercised		(3,433,909)	$14.12	(785,339)	$11.72		(840,857)	$9.85

Forfeited		(971,036)	$17.61	(1,061,358)	$14.34		(331,907)	$12.48

Outstanding at end of year		6,467,398	$18.05	8,942,348	$15.57		8,298,723	$14.50

Options exercisable at year-end		5,561,360		1,504,780			1,238,305
Weighted-average fair value of options granted during the year

At market value		$12.49		$9.84		$

Below market value	$			$10.13			$12.97

      The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$5.61 to $16.26	1,303,118	1.84	$11.92	1,097,268	$11.79

$16.37 to $17.65	1,325,599	6.11	$17.41	1,220,599	$17.43

$18.36	25,000	4.16	$18.36	25,000	$18.36

$18.54	1,350,131	3.20	$18.54	916,143	$18.54

$18.67 to $24.97	2,463,550	8.51	$21.38	2,302,350	$21.25

	6,467,398	5.55	$18.05	5,561,360	$18.09

Employee Stock Purchase Plan

      Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 6.5 million shares of common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Each employee is restricted to purchasing during each period a maximum of $12,500 of stock determined by using the beginning-of-period price. Under the Plan, the Company issued 297,044, 360,360 and 356,646 shares to 2,100, 2,349 and 2,627 employees in 2005, 2004 and 2003, respectively. Compensation cost

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is calculated as the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes model with the following assumptions:

	2005	2004	2003

Dividend yield	0%	0%	0%

Expected volatility	45%	45%	40%

Risk free interest rate	2.50%	2.55%	1%

      The weighted-average fair value of those purchase rights granted in 2005, 2004 and 2003 was $6.24, $5.42 and $5.12, respectively.

(17)	Income Taxes

      Income tax expense consists of:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Current expense:

Federal	$53,935	$32,720	$16,279

State	5,129	2,192	1,395

Foreign	457		371

	59,521	34,912	18,045

Deferred expense (benefit):

Federal	2,027	24,086	28,153

State	1,012	(4,562)	2,413

Foreign	663	2,031

	3,702	21,555	30,566

	$63,223	$56,467	$48,611

      The Company’s effective tax rate was 38%, 35%, and 38% in 2005, 2004 and 2003, respectively. The actual tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes) as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)

Computed “expected” tax expense	$57,522	$55,982	$44,794

Increase (decrease) in income taxes resulting from:

State income taxes, net of federal income tax benefit	3,992	3,209	2,496

Per diem allowances	2,793	1,676

State tax rate change in deferred items		(4,614)

Other, net of tax credits	(1,084)	214	1,321

	$63,223	$56,467	$48,611

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,

	2005	2004

	(In thousands)

Deferred tax assets:

Claims accruals	$94,609	$74,664

Allowance for doubtful accounts	4,007	4,852

Accrued liabilities	1,485	3,314

Derivative financial instruments	723	1,962

Equity investments	4,580	2,466

Amortization of discount on stock options	3,363	2,521

Other	3,595	1,914

Total deferred tax assets	112,362	91,693

Deferred tax liabilities:

Property and equipment, principally due to differences in depreciation	(354,166)	(329,035)

Prepaid taxes, licenses and permits deducted for tax purposes	(14,124)	(8,513)

Contractual commitments deducted for tax purposes	(10,522)	(16,159)

Other	(10,624)	(11,358)

Total deferred tax liabilities	(389,436)	(365,065)

Net deferred tax liability	$(277,074)	$(273,372)

      These amounts are presented in the accompanying consolidated balance sheets as follows:

	December 31,

	2005	2004

	(In thousands)

Current deferred tax asset	$22,319	$12,839

Noncurrent deferred tax liability	(299,393)	(286,211)

Net deferred tax liability	$(277,074)	$(273,372)

      U.S. income and foreign withholding taxes have not been provided on approximately $38 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the U.S.. Because the Company intends to reinvest these earnings indefinitely outside the U.S., it is not required to provide U.S. income taxes on them until they are repatriated in the form of dividends or otherwise.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Earnings Per Share

      The computation of basic and diluted earnings per share is as follows:

	Year Ending December 31,

	2005	2004	2003

	(In thousands, except
	per share amounts)

Net earnings	$101,127	$103,482	$79,371

Weighted average shares:

Common shares outstanding for basic earnings per share	72,540	79,306	83,474

Equivalent shares issuable upon exercise of stock options	1,283	870	1,253

Diluted shares	73,823	80,176	84,727

Basic earnings per share	$1.39	$1.30	$.95

Diluted earnings per share	$1.37	$1.29	$.94

      Equivalent shares issuable upon exercise of stock options exclude 1,310,000, 3,979,000 and 1,452,000 shares in 2005, 2004 and 2003, respectively, as the effect was antidilutive.

(19)	Accumulated Other Comprehensive Loss

      In conjunction with the June 2003 private placement of Senior Notes, the Company entered into a cash flow hedge to lock the benchmark interest rate used to set the coupon rate for $50 million of the notes. The Company terminated the hedge when the coupon rate was set and paid $1.1 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity. This amount will be amortized as a yield adjustment of the interest rate on the seven-year series of notes. The Company amortized $152,000, $145,000 and $70,000 into interest expense during the years ended December 31, 2005, 2004 and 2003, respectively.

(20)	Settlement of Litigation

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

(21)	Employee Benefit Plans

      The Company maintains a 401(k) profit sharing plan for all employees who are 19 years of age or older and have completed six months of service. The Plan provides for a mandatory matching contribution equal to the amount of the employee’s salary reduction, but not to exceed 1% of the employee’s compensation. Also, the plan provides for a discretionary contribution not to exceed 4% of the employee’s compensation, limited to the amount permitted under the Internal Revenue Code as deductible expenses. The Company may also make

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

voluntary profit sharing contributions. Beginning in 2006, the Company will match up to 3% of an employee’s compensation. Employees’ rights to employer contributions vest after five years from their date of employment. The Company’s expense totaled approximately $10.7 million, $8.1 million and $8.2 million for 2005, 2004 and 2003, respectively.

(22)	Key Customer

      Services provided to the Company’s largest customer, Wal Mart, generated 15%, 15% and 12% of operating revenue in 2005, 2004 and 2003, respectively. No other customer accounted for 10% or more of operating revenue in any reporting period.

(23)	Related Party Transactions

      On April 1, 2005, Robert W. Cunningham, current Chief Executive Officer sold his business, Cunningham Commercial Vehicles, a Freightliner dealership to an unrelated third party and retains no continuing interest. Prior to the sale of Cunningham Commercial Vehicles, Swift purchased tractors, parts and services from this business totaling $20 million, $25 million and $84 million in 2005, 2004 and 2003, respectively. At December 31, 2005 Swift owed nothing for these purchases and at December 31, 2004, Swift owed $347,000. Mr. Cunningham also owned 50% of Nexuse Manufacturing, from whom Swift purchased a truck repair facility (and accompanying parts and equipment) in July 2004. The facility was purchased for $800,000 and the parts and equipment purchase totaled $10,825. There were no transactions between Swift and Nexuse Manufacturing in 2005. Mr. Cunningham is no longer a part owner of Nexuse.

      Swift obtains drivers for the owner-operator portion of its fleet by entering into contractual arrangements either with individual owner-operators or with fleet operators. Fleet operators maintain a fleet of tractors and directly negotiate with a pool of owner-operators and employees whose services the fleet operator then offers to Swift. One of the largest fleet operators with whom Swift does business is Interstate Equipment Leasing, Inc. (“IEL”), a corporation wholly-owned by Jerry Moyes, a member of Swift’s Board of Directors. Swift pays the same or comparable rate per mile for purchased transportation services to IEL that it pays to independent owner-operators and other fleet operators. During 2005, 2004 and 2003, Swift paid $25.5 million, $13.1 million and $17.3 million to IEL for purchased transportation services. Swift owed $444,000 and $536,000 for these purchased transportation services at December 31, 2005 and 2004, respectively.

      Swift also purchases new tractors and sells them to IEL at a mark-up over Swift’s cost. Both the purchase price of the tractors and Swift’s margin are prepaid by IEL before Swift acquires the tractors. IEL then leases the tractors to its pool of owner-operators and employees, including owner-operators that haul loads for Swift. Swift believes this arrangement allows it to obtain ready access to IEL’s pool of owner-operators while avoiding the carrying and overhead costs associated with owning the tractors and leasing them to owner-operators. In 2005, 2004 and 2003, Swift acquired new tractors and sold them to IEL for $1.4 million, $17.2 million and $54.0 million, respectively and recognized fee income of $54,000, $600,000 and $1.9 million respectively.

      In addition, in prior years Swift sold used tractors to IEL, however, there were no used equipment sales to IEL in 2005. During 2004 and 2003 Swift sold used revenue equipment totaling $89,500 and $319,000 respectively, and recognized a gain of $41,000 and $23,000 in 2004 and 2003. At December 31, 2005 and 2004 nothing was owed to Swift for this equipment. Swift also provides drivers and trainees to IEL to operate IEL trucks on Swift loads. In 2005, 2004 and 2003, respectively, Swift received $5.2 million, $2.7 million and $4.9 million from IEL for wages and benefits of drivers and trainees provided to IEL for this purpose. At December 31, 2005 and 2004, Swift was owed $513,000 and $198,000, respectively for these services. Swift paid IEL $118,000, $104,000 and $135,000 during 2005, 2004 and 2003, respectively, for various other services (including driver security deposits transferred from MS Carriers to IEL upon drivers obtaining new leases and

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimbursement to IEL for Prepass usage by their drivers on Swift loads). Also in 2005, Swift purchased two tractors from IEL, totaling $88,000. There were no purchases of tractors from IEL in 2004 or 2003.

      Swift Aviation Services, Inc. and Swift Air, Inc. corporations wholly-owned by Jerry Moyes, provide air transportation services to Swift. These services totaled $587,000, $395,000, and $577,000 for the years ended December 31, 2005, 2004, and 2003, respectively. Swift owed nothing for these services at December 31, 2005 and 2004.

      Swift provides transportation, repair, facilities leases and other services to several trucking companies affiliated with Jerry Moyes as follows:

      Two trucking companies affiliated with Jerry Moyes hire Swift for truckload hauls for their customers: Central Freight Lines, Inc. (Central Freight), a publicly traded less-than truckload carrier and Central Refrigerated Service, Inc. (Central Refrigerated), a privately held refrigerated truckload carrier. Jerry Moyes previously owned an approximately 40% interest in Central Freight and served as its Chairman, and Central Freight’s board recently approved a buyout of the company by Mr. Moyes. Mr. Moyes is the principal stockholder of Central Refrigerated. Swift also provides repair, facilities leases and other truck stop services to Central Freight and Central Refrigerated. Swift recognized $15.7 million, $14.8 million, and $22.6 million in operating revenue in 2005, 2004 and 2003, respectively for these services to Central Freight and Central Refrigerated. At December 31, 2005 and 2004, $543,000 and $1 million, respectively, was owed to Swift for these services.

      Swift also provides freight services for two additional companies affiliated with Jerry Moyes — SME Industries and Aloe Splash/ Aloe Splash DIP with total operating revenues of $132,000, $336,000 and $247,000 recognized for years ended December 31, 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, $24,000 and $115,000, respectively, was owed to Swift for these services.

      The rates that Swift charges each of these companies for transportation services, in the case of truckload hauls, are market rates comparable to what it charges its regular customers, thus providing Swift with an additional source of operating revenue at its normal freight rates. The rates charged for repair and other truck stop services are comparable to what Swift charges its owner operators, which is at a mark up over Swift’s cost. In addition, Swift leases facilities from Central Freight and paid $240,000, $422,000 and $612,000 to this carrier for facilities rented in 2005, 2004 and 2003, respectively.

      The Company purchased $499,000, $284,000 and $2.4 million of refrigeration units and parts in 2005, 2004 and 2003, respectively, from Thermo King West, a Thermo King dealership owned by William F. Riley III, an executive officer of Swift until July 2005, who is also the father of Jeff Riley, a current executive officer of Swift. Thermo King Corporation, a unit of Ingersoll-Rand Company Limited, requires that all purchases of refrigeration units be made through one of its dealers. Thermo King West is the exclusive dealer in the southwest. Pricing terms are negotiated directly with Thermo King Corporation, with additional discounts negotiated between Swift and Thermo King West once pricing terms are fixed with Thermo King Corporation. Thermo King Corporation is one of only two companies that supplies refrigeration units that are suitable for Swift’s needs. In addition, to Thermo King West, Bill Riley owns Trucks West, operating franchised service and parts facilities for Volvo tractors. Swift purchased $706,000, $13,000 and $60,000 in parts and services from Trucks West in 2005, 2004 and 2003, respectively.

      Swift obtained legal services from Scudder Law Firm. Earl Scudder, a director of Swift until June 30, 2005, is a member of Scudder Law Firm. The rates charged to Swift for legal services reflect market rates charged by unrelated law firms for comparable services. Through June 30, 2005, and all of 2004 and 2003 Swift incurred fees for legal services from Scudder Law Firm in the amount of $14,000, $217,000 and $341,000, respectively.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All of the above related party arrangements were approved by the independent members of Swift’s Board of Directors.

(24)	Fair Value of Financial Instruments

      Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 2005, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

Senior Notes

      The fair value of the Senior Notes, measured as the present value of the future cash flows using the current borrowing rate for comparable maturity notes, is estimated to be $194.3 million as of December 31, 2005.

(25)	Acquisition of Merit Distribution Services, Inc.

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

      Information related to the customer relationship intangible asset is as follows:

	As of December 31,

	2005	2004

	(In thousands)

Customer relationship intangible asset:

Gross carrying amount	$45,726	$45,726

Accumulated amortization	(7,454)	(4,406)

	$38,272	$41,320

      The aggregate amortization expense related to customer relationship intangible asset was $3.0 million, $3.2 million and $1.1 million for the years ended December 31, 2005, 2004 and 2003, respectively. The estimated amortization expense for each of the next five years is approximately $3 million.

      The results of operations for the year ended December 31, 2003 as though the Merit acquisition had been completed as of the beginning of the year is as follows:

Year Ended
December 31, 2003

(In thousands,
except share data)

Operating revenue	$2,471,000

Net earnings	$82,954

Diluted earnings per share	$.98

(26)	Acquisition of Trans-Mex, Inc. S.A. DE C.V.

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

      The results of operations for 2004 and 2003 as though the Trans-Mex acquisition had been completed as of the beginning of each respective period are as follows:

	Year Ended December 31,

	2004	2003

	(In thousands,
	except share data)

Revenue	$2,826,201	$2,408,951

Net earnings	$103,514	$80,046

Diluted earnings per share	$1.29	$0.95

(27)	Sale of Autohaul Assets and Business

      In April 2005, we completed the sale of our autohaul assets and business for approximately $46.1 million, $25 million of which was paid in cash at closing, $3.5 million was paid on July 15, 2005, $0.6 million was paid on January 15, 2006, and $17 million is payable to Swift in the form of a note due over a six year period ending April 2011. As part of this transaction, Swift provided certain bookkeeping and other related services to the buyer on a transitional basis through December 2005. Swift will continue to provide certain information technology support through April 2006.

      Based on an evaluation in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we estimated that the transaction would result in a non-cash charge for impairment to the book value of certain of the assets to be sold of approximately $4.0 million on a pre-tax basis. This non-cash charge was recognized under generally accepted accounting principles in the fourth quarter of 2004 and recorded in depreciation, amortization and impairment expense.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(28)	Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except share data)

Year Ended December 31, 2005

Operating revenue	$742,618	$798,255	$812,934	$843,648

Operating income	31,533	56,521	28,087	71,919

Net earnings	19,447	29,781	12,632	39,267

Basic earnings per share	.27	.41	.17	.54

Diluted earnings per share	.26	.40	.17	.53

Year Ended December 31, 2004

Operating revenue	$622,374	$691,032	$727,318	$785,477

Operating income	14,660	59,498	45,076	61,333

Net earnings	6,404	34,584	25,699	36,795

Basic earnings per share	.08	.43	.32	.50

Diluted earnings per share	.08	.43	.32	.50

(29)	Subsequent Event

      In February 2006, the Company entered into a settlement agreement that resolved litigation in which the Company, as the plaintiff, claimed damages arising from errors and omissions by a former insurance broker. Under the terms of the settlement agreement, the Company received $5.15 million, which will be reflected as a reduction of insurance and claims expense in the first quarter of 2006.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      The Company has never filed a Form 8-K to report a change in accountants because of a disagreement over accounting principles or procedures, financial statement disclosure, or otherwise.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).

      Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize and report information required to be included in the Company’s periodic SEC filings within the required time period.

Changes in Internal Control Over Financial Reporting

      There have not been any changes in the our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

      Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

      Management has engaged KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. Its report dated March 6, 2006 is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Swift Transportation Co., Inc.:

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Swift Transportation Co., Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Swift Transportation Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

      In our opinion, management’s assessment that Swift Transportation Co., Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Swift Transportation Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005 and our report dated March 6, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Phoenix, Arizona

March 6, 2006

Item 9B.	Other Information

      None

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Information with respect to continuing directors and nominees is set forth under the captions “Information Concerning Directors, Nominees and Officers,” “Meetings of the Board of Directors and its Committees,” and “Director Compensation” in the Registrant’s Notice and Proxy Statement relating to its 2006 Annual Meeting of Stockholders (the “2006 Notice and Proxy Statement”) incorporated by reference into this Form 10-K Report. With the exception of the foregoing information and other information specifically incorporated by reference into this Form 10-K Report, the Registrant’s 2006 Notice and Proxy Statement is not being filed as a part hereof.

      We have adopted a code of ethics that applies to all directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, and the Corporate Controller. A copy of our code of ethics has been filed as an exhibit to our 2003 Form 10-K. If we make any amendment to, or grant any waivers of, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed under Item 10 on Form 8-K or other applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our internet website at www.swifttrans.com.

Item 11.	Executive Compensation

      Information required by this Item with respect to executive compensation is set forth under the captions “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” in the 2006 Notice and Proxy Statement and is incorporated herein by reference; provided, however, that the information set forth under the captions “Compensation Committee Report on Executive Compensation” and “Stock Price Performance Graph” contained in the 2006 Notice and Proxy Statement are not incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information required by Item 403 of Regulation S-K under this Item with respect to security ownership of certain beneficial owners and management is included under the caption “Security Ownership of Principal Stockholders and Management and Related Stockholder Matters” in the 2006 Notice and Proxy Statement and is incorporated herein by reference. Information required by Item 201(d) of Regulation S-K under this Item with respect to equity compensation plan information is included under the caption “Equity Compensation Plan Information as of December 31, 2005” in the 2006 Notice and Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      Information with respect to certain relationships and transactions of management is set forth under the caption “Certain Transactions and Relationships” and “Compensation Committee Interlocks and Insider Participation” in the 2006 Notice and Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

      Information required by this Item with respect to the fees and services of our principal accountant is included under the caption “Principal Accounting Fees and Services” in the 2006 Notice and Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

      (a) Financial Statements and Schedules.

(i) Financial Statements

Page or
Method of Filing

(1)	Report of KPMG LLP	Page 34

(2)	Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 2005 and 2004 and related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2005	Pages 35-59

(ii) Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

      (b) Exhibits.

Exhibit			Page or
Number		Description	Method of Filing

3.1		Form of Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002

3.2		Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated October 27, 2005

4.1		Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992

10.1		Stock Option Plan, as amended through November 18, 1994*	Incorporated by Reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 Form 10-K”)

10.2		Non-Employee Directors Stock Option Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.8 of the 1994 Form 10-K
10.3		Employee Stock Purchase Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.9 of the 1994 Form 10-K

10	.3.1	Amendment to the Swift Transportation Co., Inc. 1994 Employee Stock Purchase Plan*	Incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 12, 2004 (the “2004 Proxy Statement”)

10.4		Swift Transportation Co., Inc. Retirement (401(k)) Plan dated January 1, 1992*	Incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 Registration Statement No. #33-52454

10.5		1999 Stock Option Plan, as amended*	Incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 Registration Statement No. Registration No. 333-53566

10.6		Non-Employee Directors Stock Option Plan*	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 24, 2000

Exhibit			Page or
Number		Description	Method of Filing

10.7		Swift Transportation Co., Inc. 2005 Non- Employee Director Stock Option Plan*	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 15, 2005

10.8		Swift Transportation Co., Inc. 2003 Stock Incentive Plan*	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 18, 2003

10.9		2004 Executive Management Incentive Plan*	Incorporated by reference to Exhibit E of the Company’s 2004 Proxy Statement

10.10		Swift Transportation Corporation Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.11		Nonqualified Deferred Compensation Agreement*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “2000 First Quarter Form 10-Q”)

10	.11.1	First Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004*	Incorporated by reference to Exhibit 10.9.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

10	.11.2	Second Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 26, 2005

10	.11.3	Third Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004*	Filed herewith

10.12		Employment Agreement for Robert Cunningham*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 3, 2004

10.13		Non-Statutory Stock Option Agreement, dated November 3, 2004, between Swift Transportation Co., Inc. and Robert W. Cunningham*	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated November 3, 2004

10.14		Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated November 3, 2004

10.15		Offer Letter for Glynis Bryan*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated March 28, 2005

10.16		Offer Letter for Sam Cowley*	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated March 28, 2005

10.17		Change in Control Agreement, dated October 27, 2005, between Swift Transportation Co., Inc. and Robert Cunningham*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated October 27, 2005

10.18		Form of Change in Control Agreement for Mr. Cowley, Ms. Bryan and Ms. Calbi*	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated October 27, 2005

10.19		Form of Change in Control Agreement for Messrs. Stocking, Riley, Martin and Attwood and Ms. Kennedy*	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated October 27, 2005

Exhibit			Page or
Number		Description	Method of Filing

10.20		Second Amended and Restated Revolving Credit Agreement dated December 16, 2005 among Swift Transportation Co., Inc., an Arizona Corporation, As Borrower, Swift Transportation Co., Inc., a Nevada Corporation, as Holdings, the Lenders From Time to Time Party Hereto and SunTrust Bank as Administrative Agent	Filed herewith

10.21		Amended and Restated Receivables Sale Agreement Dated December 21, 2005 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and SunTrust Capital Markets	Filed herewith

10	.21.1	Purchase and Sale Agreement Dated December 30, 1999 between Swift Transportation Corporation and Swift Receivables Corporation	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999

10.22		Swift Transportation Co., Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008 And $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003	Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10	.22.1	First Amendment Dated July 8, 2004 to Swift Transportation Co., Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008, and $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003	Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

10.23		Operating Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.19 of the 2000 First Quarter Form 10-Q

10.24		Initial Subscription Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.20 of the 2000 First Quarter Form 10-Q

14		Code of Ethics	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

21		Subsidiaries of Registrant	Filed herewith

23		Consent of KPMG LLP	Filed herewith

31.1		Section 302 Certification of Robert W. Cunningham, Chief Executive Officer and President	Filed herewith

31.2		Section 302 Certification of Glynis A. Bryan, Chief Financial Officer	Filed herewith

32		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Indicates a compensation plan

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of March, 2006.

SWIFT TRANSPORTATION CO., INC.,
a Nevada corporation

By	/s/ Robert W. Cunningham

Robert W. Cunningham
Chief Executive Officer and
President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jock Patton Jock Patton	Chairman of the Board	March 6, 2006

/s/ Robert W. Cunningham Robert W. Cunningham	Chief Executive Officer, President and Director (Principal Executive Officer)	March 6, 2006

/s/ Glynis A. Bryan Glynis A. Bryan	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2006

/s/ Samuel C. Cowley Samuel C. Cowley	Executive Vice President, General Counsel, and Director	March 6, 2006

/s/ Karl Eller Karl Eller	Director	March 6, 2006

/s/ Alphonse E. Frei Alphonse E. Frei	Director	March 6, 2006

/s/ David Goldman David Goldman	Director	March 6, 2006

/s/ Paul M. Mecray Paul M. Mecray III	Director	March 6, 2006

/s/ Jerry C. Moyes Jerry C. Moyes	Director	March 6, 2006

/s/ Karen E. Rasmussen Karen E. Rasmussen	Director	March 6, 2006

EXHIBIT INDEX

Exhibit			Page or
Number		Description	Method of Filing

3.1		Form of Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002

3.2		Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated October 27, 2005

4.1		Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992

10.1		Stock Option Plan, as amended through November 18, 1994*	Incorporated by Reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 Form 10-K”)

10.2		Non-Employee Directors Stock Option Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.8 of the 1994 Form 10-K
10.3		Employee Stock Purchase Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.9 of the 1994 Form 10-K

10	.3.1	Amendment to the Swift Transportation Co., Inc. 1994 Employee Stock Purchase Plan*	Incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 12, 2004 (the “2004 Proxy Statement”)

10.4		Swift Transportation Co., Inc. Retirement (401(k)) Plan dated January 1, 1992*	Incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 Registration Statement No. #33-52454

10.5		1999 Stock Option Plan, as amended*	Incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 Registration Statement No. Registration No. 333-53566

10.6		Non-Employee Directors Stock Option Plan*	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 24, 2000

10.7		Swift Transportation Co., Inc. 2005 Non- Employee Director Stock Option Plan*	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 15, 2005

10.8		Swift Transportation Co., Inc. 2003 Stock Incentive Plan*	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 18, 2003

10.9		2004 Executive Management Incentive Plan*	Incorporated by reference to Exhibit E of the Company’s 2004 Proxy Statement

10.10		Swift Transportation Corporation Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002

10.11		Nonqualified Deferred Compensation Agreement*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “2000 First Quarter Form 10-Q”)

10	.11.1	First Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004*	Incorporated by reference to Exhibit 10.9.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004

Exhibit			Page or
Number		Description	Method of Filing

10	.11.2	Second Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 26, 2005

10	.11.3	Third Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004*	Filed herewith

10.12		Employment Agreement for Robert Cunningham*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 3, 2004

10.13		Non-Statutory Stock Option Agreement, dated November 3, 2004, between Swift Transportation Co., Inc. and Robert W. Cunningham*	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated November 3, 2004

10.14		Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated November 3, 2004

10.15		Offer Letter for Glynis Bryan*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated March 28, 2005

10.16		Offer Letter for Sam Cowley*	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated March 28, 2005

10.17		Change in Control Agreement, dated October 27, 2005, between Swift Transportation Co., Inc. and Robert Cunningham*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated October 27, 2005

10.18		Form of Change in Control Agreement for Mr. Cowley, Ms. Bryan and Ms. Calbi*	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated October 27, 2005

10.19		Form of Change in Control Agreement for Messrs. Stocking, Riley, Martin and Attwood and Ms. Kennedy*	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated October 27, 2005

10.20		Second Amended and Restated Revolving Credit Agreement dated December 16, 2005 among Swift Transportation Co., Inc., an Arizona Corporation, As Borrower, Swift Transportation Co., Inc., a Nevada Corporation, as Holdings, the Lenders From Time to Time Party Hereto and SunTrust Bank as Administrative Agent	Filed herewith

10.21		Amended and Restated Receivables Sale Agreement Dated December 21, 2005 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and SunTrust Capital Markets	Filed herewith

10	.21.1	Purchase and Sale Agreement Dated December 30, 1999 between Swift Transportation Corporation and Swift Receivables Corporation	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999

Exhibit			Page or
Number		Description	Method of Filing

10.22		Swift Transportation Co., Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008 And $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003	Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

10	.22.1	First Amendment Dated July 8, 2004 to Swift Transportation Co., Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008, and $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003	Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004

10.23		Operating Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.19 of the 2000 First Quarter Form 10-Q

10.24		Initial Subscription Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.20 of the 2000 First Quarter Form 10-Q

14		Code of Ethics	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

21		Subsidiaries of Registrant	Filed herewith

23		Consent of KPMG LLP	Filed herewith

31.1		Section 302 Certification of Robert W. Cunningham, Chief Executive Officer and President	Filed herewith

31.2		Section 302 Certification of Glynis A. Bryan, Chief Financial Officer	Filed herewith

32		Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

*	Indicates a compensation plan