Form 10-Q
period 2006-03-31
SWIFT TRANSPORTATION CO INC
filed 2006-05-10
CIK 863557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerate filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 8, 2006)
      Common stock, $.001 par value: 74,680,036 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2006	2005

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash	$53,838	$13,098
Accounts receivable, net	314,297	328,701
Equipment sales receivable	3,750	6,127
Current portion of notes receivable	2,203	635
Inventories and supplies	12,046	12,948
Prepaid taxes, licenses and insurance	38,347	40,495
Assets held for sale	54,067	29,791
Deferred income taxes	23,088	22,319

Total current assets	501,636	454,114

Property and equipment, at cost:
Revenue and service equipment	1,790,014	1,869,832
Land	90,644	90,235
Facilities and improvements	302,992	302,680
Furniture and office equipment	82,620	81,504

Total property and equipment	2,266,270	2,344,251
Less accumulated depreciation and amortization	715,433	713,782

Net property and equipment	1,550,837	1,630,469

Notes receivable, less current portion	19,418	22,259
Other assets	18,068	17,228
Customer relationship intangible, net	37,510	38,272
Goodwill	56,188	56,188

	$2,183,657	$2,218,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,855	$108,027
Accrued liabilities	91,648	74,720
Current portion of claims accruals	116,653	116,823
Current portion of obligations under capital leases	590	1,786
Fair value of guarantees	1,189	1,360
Securitization of accounts receivable	215,000	245,000

Total current liabilities	517,935	547,716

Borrowings under revolving credit agreement	110,000	164,000
Senior notes	200,000	200,000
Claims accruals, less current portion	142,609	135,458
Deferred income taxes	301,456	299,393
Fair value of interest rate swaps	1,108	1,919
Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share
Authorized 1,000,000 shares; none issued
Common stock, par value $.001 per share
Authorized 200,000,000 shares; 98,814,399 and 97,198,554 shares issued at March 31, 2006 and December 31, 2005, respectively	99	97
Additional paid-in capital	434,405	403,868
Retained earnings	905,007	867,460
Treasury stock, at cost (24,715,721 and 23,558,507 shares at March 31, 2006 and December 31, 2005, respectively)	(428,349)	(400,780)
Accumulated other comprehensive income and other	(613)	(601)

Total stockholders’ equity	910,549	870,044

	$2,183,657	$2,218,530

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Earnings

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
	(In thousands, except
	share data)
Operating revenue	$763,012	$742,618

Operating expenses:
Salaries, wages and employee benefits	229,147	249,063
Operating supplies and expenses	61,604	67,145
Fuel	144,161	136,313
Purchased transportation	138,587	127,492
Rental expense	11,712	16,878
Insurance and claims	35,825	40,394
Depreciation, amortization and impairment	55,594	48,076
(Gain) loss on equipment disposal	(1,294)	280
Communication and utilities	7,332	8,265
Operating taxes and licenses	13,679	17,179

Total operating expenses	696,347	711,085

Operating income	66,665	31,533

Other (income) expenses:
Interest expense	6,690	4,972
Interest income	(422)	(152)
Other	(238)	(5,167)

Other (income) expenses, net	6,030	(347)

Earnings before income taxes	60,635	31,880
Income taxes	23,088	12,433

Net earnings	$37,547	$19,447

Basic earnings per share	$.51	$.27

Diluted earnings per share	$.50	$.26

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
	(In thousands)
Net earnings	$37,547	$19,447
Other comprehensive income:
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $15 and $14 in 2006 and 2005, respectively	24	23
Foreign currency translation	(36)	(169)

Comprehensive income	$37,535	$19,301

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

						Accumulated
	Common Stock					Other
			Additional			Comprehensive	Total
		Par	Paid-in	Retained	Treasury	Income and	Stockholders’
	Shares	Value	Capital	Earnings	Stock	Other	Equity

	(Unaudited)
	(In thousands, except share data)
Balances, December 31, 2005	97,198,554	$97	$403,868	$867,460	$(400,780)	$(601)	$870,044
Issuance of common stock under stock option plans	1,615,845	2	27,364				27,366
Income tax benefit arising from the exercise of stock options			2,949				2,949
Amortization of deferred compensation			224				224
Purchase of 1,157,214 shares of treasury stock					(27,569)		(27,569)
Reclassification of cash flow hedge to interest expense						24	24
Foreign currency translation						(36)	(36)
Net earnings				37,547			37,547

Balances, March 31, 2006	98,814,399	$99	$434,405	$905,007	$(428,349)	$(613)	$910,549

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$37,547	$19,447
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairments	56,162	48,083
Deferred income taxes	1,293	(938)
Income tax benefit arising from the exercise of stock options		953
Provision for losses on accounts receivable	3,635	1,638
Equity losses of Transplace	637	181
Amortization of deferred compensation	224	494
Change in fair market value of interest rate swaps	(811)	(1,815)
Gain on sale of non-revenue equipment		(4,309)
(Gain) loss on sale of revenue equipment	(1,294)	280
Increase (decrease) in cash resulting from changes in:
Accounts receivable	10,784	(2,104)
Inventories and supplies	902	935
Prepaid expenses	2,149	(17,526)
Other assets	(254)	(6,616)
Accounts payable, accrued and other liabilities	8,257	43,001

Net cash provided by operating activities	119,231	81,704

Cash flows from investing activities:
Proceeds from sale of property and equipment	21,521	17,490
Capital expenditures	(26,737)	(72,427)
Payments received on assets held for sale	3,306
Payments received on equipment sale receivables	6,127	3,880

Net cash provided by (used in) investing activities	4,217	(51,057)

Cash flows from financing activities:
Repayments of long-term debt	(1,196)	(3,121)
Payment of deferred loan costs	(230)
Repayments of borrowings under line of credit	(54,000)	(25,000)
Change in borrowings under accounts receivable securitization	(30,000)	(15,000)
Income tax benefit from exercise of stock options	2,949
Proceeds from issuance of common stock under stock option plans	27,351	3,052
Accumulated other comprehensive loss	24	23
Purchase of treasury stock	(27,569)

Net cash used in financing activities	(82,671)	(40,046)

Effect of exchange rate changes on cash	(37)	(265)

Net increase (decrease) in cash	40,740	(9,664)
Cash at beginning of period	13,098	28,245

Cash at end of period	$53,838	$18,581

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$4,125	$4,769

Income taxes	$11,843	$5,715

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables	$3,750	$3,843

Equipment purchase accrual	$310	$15,232

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
      The financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments, which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.	Stock Compensation Plans
      On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective method. This Statement requires all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements upon a grant-date fair value of an award as opposed to the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25 (“APB No. 25”), which the Company used for the preceding years.
      The compensation cost that has been charged against income was $224,000 and $494,000 for the three months ended March 31, 2006 and 2005, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $84,000 and $155,000 for the quarters ended March 31, 2006 and 2005, respectively.
      As of March 31, 2006, there was $1.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of two years.
      The Company has granted a number of stock options under various plans. Options granted to employees have been granted with an exercise price equal to 85 or 100 percent of the market price on the grant date and expire on the tenth anniversary of the grant date. The majority of options granted by Swift to employees vest 20 percent per year beginning on the fifth anniversary of the grant date or vest pro-rata over a nine year period. Options granted to Swift non-employee directors have been granted with an exercise price equal to 85 percent or 100 percent of the market price on the grant date, vest over four years and expire on the sixth anniversary of the grant date.
      In September 2005, the Compensation Committee of the Company’s Board of Directors accelerated the vesting of all outstanding and unvested employee stock options. There were 7.3 million options accelerated of which 3.7 million options had a strike price in excess of the fair market value of $18.42 on the acceleration date. The options which were originally awarded at a discount from market value are now retroactively subject to new tax regulations regarding deferred compensation which impose a 20% excise tax to income created by the exercise of these options after December 31, 2005. The remaining options that were accelerated allowed, among other things, the Company to recognize an expense in 2005 which was significantly less than the compensation expense that would be recognized beginning in 2006 in accordance with SFAS 123(R). The vesting periods for stock options held by the non-employee members of the Board of Directors were not accelerated. The Company recorded a $12.4 million non-cash expense in September 2005 to account for the acceleration. To assist employees in addressing the new deferred compensation rules, the Company allowed

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
employees to voluntarily amend stock option agreements to change the exercise date to a future date. Therefore, due to these amendments, subsequent awards and the non-acceleration of stock options of non-employee members of the Board of Directors, not all outstanding options are reflected as exercisable in the summary of activity chart below.
      As of March 31, 2006, the Company is authorized to grant an additional 5.2 million shares.
      A summary of the activity of the Company’s fixed stock option plans as of March 31, 2006 and changes during the period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2006	6,467,398	$18.05
Granted
Exercised	(1,618,310)	$16.53
Forfeited or expired	(84,646)	$19.45

Outstanding at March 31, 2006	4,764,442	$18.54	5.92	$16,138,004

Exercisable at March 31, 2006	3,896,804	$18.71	6.58	$12,610,212

      The Company granted no stock options during the first quarter of 2006. The weighted-average grant date fair value of options granted during the first quarter of 2005 was $11.70. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005 was $10.6 million and $2.4 million, respectively.
      The Company has adopted and implemented a new repurchase program, under which it may acquire its common stock using the proceeds received from the exercise of stock options to minimize the dilution from the exercise of stock options. The purchases will be made in accordance with SEC rules 10b5-1 and 10b-18, which limit the amount and timing of repurchases and removes any discretion with respect to purchases on the part of the Company. The timing and amount of shares repurchased is dependent upon the timing and amount of employee stock option exercises. At this time, the Company cannot reliably estimate the pattern of employee stock option exercises and resulting share repurchases.
      The fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted-average assumptions used for grants in the first quarter of 2005:

2005

Dividend yield	0%
Expected volatility	45%
Risk free interest rate	4.00%
Expected lives (days after vesting date)	128
      Expected volatility is based upon the historical volatility of the Company’s stock. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Expected lives are based upon the historical rate of the Company.
      Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the predecessor to SFAS 123(R), in the first quarter of 2005 when the Company was accounting for stock-based employee compensation expense under APB No. 25,

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

Three Months Ended
March 31, 2005

Net earnings (in thousands)
As Reported	$19,447
Add: Compensation expense, using intrinsic method, net of tax	301
Deduct: Compensation expense, using fair value method, net of tax	(1,626)

Pro forma	$18,122

Basic earnings per share
As Reported	$.27

Pro forma	$.25

Diluted earnings per share
As Reported	$.26

Pro forma	$.25

      Pro forma net earnings for the first quarter of 2005 reflect only options granted in 1995 through March 31, 2005. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

Note 3.	Notes Receivable
      In January 2005, the Company loaned $6.3 million to Transplace Texas, LP, a subsidiary of Transplace, Inc. of which the Company owns an equity interest of approximately 29%. This note receivable is being reduced as the Company records its portion of the losses incurred by Transplace. As of March 31, 2006, this note has been reduced by approximately $4.1 million. At such time as the note is repaid in full, the amount of losses previously recorded as a reduction of the note receivable will be recognized as a gain.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Notes receivable consist of the following:

	March 31,	December 31,
	2006	2005

	(In thousands)
Note receivable of $6,331,000 from Transplace, net of equity losses bearing interest of 6% per annum and principal due and payable on January 7, 2007	$2,203	$2,841
Notes receivable from Auto Carrier Holdings, Inc.:
(1) $17,000,000 accruing interest at 1.5% through April 2006 and 4% thereafter due and payable quarterly in arrears. Principal is due and payable in quarterly installments of $354,167 beginning June 30, 2007 through March 31, 2011. The remaining balance is due April 2011	17,000	17,000
(2) $635,000 accruing interest at 4% payable quarterly, principal due January 15, 2006		635
Note receivable from Transportes EASO, payable on demand	2,418	2,418

	21,621	22,894
Less current portion	(2,203)	(635)

Notes receivable, less current portion	$19,418	$22,259

Note 4.	Assets Held for Sale
      In March 2006, we determined certain trailers would not be utilized in ongoing operations. We reclassified these trailers to assets held for sale which are recorded at the lower of depreciated cost or fair value less costs to sell. We expect to sell the assets included in assets held for sale within twelve months and do not expect any material loss on the dispositions. A summary of our assets held for sale by category is as follows:

	March 31,	December 31,
	2006	2005

	(In thousands)
Land and facilities	3,401	2,553
Revenue equipment	50,666	27,238

Assets held for sale	54,067	29,791

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 5.	Earnings Per Share
      The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,

	2006	2005

	(In thousands, except
	per share amounts)
Net earnings	$37,547	$19,447

Weighted average shares:
Common shares outstanding for basic earnings per share	73,954	72,023
Equivalent shares issuable upon exercise of stock options	1,610	1,459

Diluted shares	75,564	73,482

Basic earnings per share	$.51	$.27

Diluted earnings per share	$.50	$.26

Note 6.	Contingencies
      The Company is involved in certain claims and pending litigation primarily arising from the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of claims and pending litigation will not have a material adverse effect on the financial condition of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
      We are the largest publicly traded truckload carrier in the United States operating a fleet of 17,500 tractors and 51,000 trailers and traveling nearly 40 million miles every week. We operate out of 33 major terminals in 28 states and Mexico combining strong regional operations, an expanding intermodal operation and various specialty and dedicated services. The principal commodities that we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food products, beverages and beverage containers and building materials. We operate in predominantly one industry, road transportation, as a truckload motor carrier and thus have only one reportable segment.
      Our operating and business strategy is focused on the following key initiatives:

•	Bottom Line Growth — improving profitability through our focus on increasing asset utilization, reducing deadhead, controlling costs, increasing fuel surcharge recovery and increasing our revenue per loaded mile

•	Network Management — utilizing prioritization and optimization tools to balance freight flows, increase velocity and improve utilization

•	Active Fleet Management — managing fleet size through peaks and troughs in demand cycle, manage in-servicing of new units and out-servicing of old trucks for trade or sale and lowering overall fleet age

•	Grow Complementary Businesses — expanding intermodal, dedicated and operations in Mexico
      Beginning in the third quarter of 2005 through March 2006, we reduced our fleet by approximately 1,200 units. The purpose of this reduction was to offset soft demand in July and August of 2005 and drive efficiencies with our smaller fleet by utilizing our network management tools to select and prioritize freight based on rates, traffic lanes and effectiveness within our network. We believe this strategy and company wide cost control initiatives have enabled us to focus on achieving bottom-line profit growth. In addition, we are continuing to expand our intermodal services through the acquisition of 53 foot containers that are used to transport freight on the rail networks with pick-up and delivery service made by truck, which is known as drayage. We believe that controlling our own containers and utilizing our extensive terminal network and over-the-road capabilities to complete the dray requirements for many shipments will enable us to offer complete door-to-door service for our customers.
      In the third quarter of 2005, we announced our agreement to assume certain of the leases for up to 3,800 53 foot North American Container System (NACS) containers from the BNSF Railway. The transition of these units was to occur over approximately a six to nine month period. As of March 31, 2006, we have received approximately 1,400 units. Due to the timing of the transition and the fact that many of the BNSF containers are nearing the end of their lease terms, we have agreed with BNSF to assume only approximately 1,500 containers instead of the 3,800 units originally identified. As an alternative, we will purchase an additional 2,000 new 53 foot steel containers and expect to take possession of those units by August 31, 2006. At that time, we expect our fleet to consist of the 1,500 units assumed from BNSF, 1,500 units purchased in 2005 and 2,000 units purchased in 2006 for a total of approximately 5,000 53 foot containers.
      In the past few years, the truckload industry has generally experienced increases in driver wages due to competition among carriers for qualified drivers, increases in insurance costs, and increases in fuel costs due to higher crude oil prices and less efficient tractor engines mandated by the EPA. In 2007, stricter EPA regulations regarding sulfur emissions of diesel engines will again require changes to the tractor engines and also to diesel fuel. As a result, the cost of new engines and low-sulfur fuel is expected to increase. The shortage of drivers and the cost increases have limited growth in truckload capacity while demand from shippers has grown with the economy. This has enabled us and other carriers to pass through many of our cost increases to our customers through higher rates. Our ability to continue to pass through these cost increases and retain qualified drivers could have a major impact on the results of our operations and financial condition in the future.
RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 2006 AND 2005
      The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the three months ending:

	March 31,	March 31,
	2006	2005

Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	30.0	33.5
Operating supplies and expenses	8.1	9.1
Fuel	18.9	18.4
Purchased transportation	18.2	17.2
Rental expense	1.5	2.3
Insurance and claims	4.7	5.4
Depreciation, amortization and impairment	7.3	6.5
(Gain) loss on equipment disposal	(.2)
Communications and utilities	1.0	1.1
Operating taxes and licenses	1.8	2.3

Total operating expenses	91.3	95.8

Operating income	8.7	4.2
Net interest expense	.9	.6
Other (income) expense, net	(.1)	(.7)

Earnings before income taxes	7.9	4.3
Income taxes	3.0	1.7

Net earnings	4.9%	2.6%

      During the first quarter of 2006 our net earnings increased to $37.5 million from $19.4 million in 2005. This increase is the result of increases in our revenue per loaded mile and reductions in costs primarily resulting from our smaller fleet size and savings in employee benefits. Growth in our fuel surcharge revenues were mostly offset by increases in fuel expense and fuel surcharge reimbursements made to our owner-operators and other third parties. Included in our results in 2006 was a $5.15 million pre-tax gain from the settlement of litigation, while 2005 results include a $4.4 million pre-tax gain on the sale of real estate. Also included in the results for both years was a pre-tax benefit for the reduction in market value of our interest rate derivative agreements of $811,000 and $1.8 million in 2006 and 2005, respectively.

REVENUE
      We segregate our revenue into three types: trucking revenue, fuel surcharge revenue and other revenue. A summary of revenue generated by type for the three months ending March 31, 2006 and 2005 is as follows:

	Three Months Ended
	March 31,

	2006	2005

	($ thousands)
Trucking revenue	$642,691	$661,750
Fuel surcharge revenue	99,056	66,369
Other revenue	21,265	14,499

Operating revenue	$763,012	$742,618

Trucking Revenue
      Trucking revenue is generated by hauling freight for our customers using our trucks or our owner-operators’ equipment. Generally, our customers pay for our services based on the number of miles between pick-up and delivery and other ancillary services we provide. Trucking revenue is the product of the number of revenue generating miles we drive and the rate per mile at which we are paid plus accessorial charges. We use three primary indicators to monitor our performance and efficiency. First, we monitor utilization of our tractors in the form of loaded miles per tractor per week. Loaded miles include only the miles driven when hauling freight. Our goal is to maximize the number of revenue miles per tractor by planning consecutive deliveries with minimal distance between the drop-off and pick-up locations of different loads. Second, we measure the number of miles our tractors travel that do not generate revenue, known as deadhead. A deadhead percentage is calculated by dividing the number of empty miles by the number of total miles driven by a tractor. Our goal is to minimize the amount of deadhead driven to allow for more revenue generating miles and to reduce the costs associated with deadhead miles, such as wages and fuel. Finally, to analyze the rates our customers pay, we measure revenue per loaded mile on a lane by lane and summary basis. We evaluate our revenue per loaded mile for each customer and for each traffic lane to ensure we are adequately compensated. We monitor each of these indicators on a daily basis. For the three months ending March 31, 2006 and 2005 our performance was as follows:

	Three Months Ended
	March 31,

	2006	2005

Loaded miles per tractor per week	1,855	1,844
Trucking revenue per loaded mile	$1.6126	$1.5461
Deadhead percentage	12.31%	13.14%
      In addition to the rate per mile, we are also compensated, in some instances, for accessorial charges such as detention and loading and unloading freight for our customers. These accessorial charges are also included in trucking revenue.
      Our trucking revenue declined by $19.1 million or 2.9% in the first quarter of 2006 compared to the first quarter of 2005. This decrease was primarily due to a reduction in our average linehaul tractors of 1,329 from the first quarter of 2005 to the first quarter of 2006. Most of the decrease in average linehaul tractors occurred in the second half of 2005. The decrease in trucking revenue resulting from the reduction in our average operating fleet was partially offset by a 4.3% increase in our revenue per loaded mile and a 0.6% increase in our utilization measured by loaded miles per tractor per week.

Fuel Surcharge Revenue
      Fuel surcharge revenue is generated by recovering increases in fuel costs above varying bases from our customers. Although our surcharge programs vary by customer, we target to receive approximately one penny per mile for every five cent increase in the Department of Energy’s average diesel fuel index. Fuel surcharge revenue increased $32.7 million or 49.3% in the first quarter of 2006 compared to the same quarter in 2005. The Department of Energy diesel fuel index increased to an average of $2.50 for the first three months of 2006 from $2.06 in 2005. The increase in the average cost of fuel caused the growth in fuel surcharge revenue, but was offset by a reduction in the number of miles driven associated with the reduction in our average operating fleet discussed above.

Other Revenue
      Other revenue is generated primarily by freight moved for our customers on rail or other purchased transportation. Other revenue increased in 2006 by $6.8 million or 46.7% compared to the first quarter of 2005 due primarily to our expansion in the intermodal business.

Revenue and Expense Comparisons
      When analyzing our expenses for growth related to volume, we believe using total revenue excluding fuel surcharge revenue is a more applicable measure for all costs with the exception of fuel expense. Fuel surcharge revenue is primarily a function of the increases and/or decreases in the cost of fuel and not specifically related to our non-fuel operational expenses. Revenue excluding fuel surcharge revenue is calculated as follows:

	Three Months Ended
	March 31,

	2006	2005

	($ thousands)
Total revenue	$763,012	$742,618
Less: Fuel surcharge revenue	(99,056)	(66,369)

Revenue excluding fuel surcharge revenue	$663,956	$676,249

OPERATING EXPENSES

Salaries, Wages and Employee Benefits

	Three Months Ended
	March 31,

	2006	2005

	($ thousands)
Salaries, wages and employee benefits	$229,147	$249,063
% of revenue excluding fuel surcharge revenue	34.5%	36.8%
      Salaries, wages and employee benefits decreased by $19.9 million in the first quarter of 2006 compared to the first quarter of 2005. The change is primarily due to a decrease in driver wages resulting from a reduction in the number of company miles driven associated with the smaller fleet size and reduction in expenses related to fringe benefits and workers compensation expense. Over the past 18 months we have improved our workers compensation claims handling management, and this has resulted in a reduction in the number of claims and their subsequent development. We have always had fluctuations, positive and negative, based on the development of prior year claims and current year activity. The improvement this quarter of approximately $7.4 million was greater than normal. We would not expect fluctuations in the future to be at this level. In addition, the increases in our revenue per loaded mile have more than offset our salaries and wage increases helping our salaries, wages and benefits to drop from 36.8% of revenue excluding fuel surcharge in the first quarter of 2005 to 34.5% in the same quarter of 2006.
      From time to time the industry has experienced shortages of qualified drivers. If a more significant shortage were to occur over a prolonged period and increases in driver pay rates resulted in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.

Operating Supplies and Expenses

	Three Months Ended
	March 31,

	2006	2005

	($ thousands)
Operating supplies and expenses	$61,604	$67,145
% of revenue excluding fuel surcharge revenue	9.3%	9.9%
      Operating supplies and expenses declined $5.5 million year over year in the first quarter or from 9.9% of revenue excluding fuel surcharge revenue to 9.3%. A portion of this reduction in expenses was due to a decline in tractor maintenance related to our limited trade activity in the first quarter of 2006. We also realized cost savings in over-the-road expenses, travel, legal and other miscellaneous administrative expenses.

Fuel Expense

	Three Months Ended
	March 31,

	2006	2005

Fuel expense ($ thousands)	$144,161	$136,313
% of total revenue	18.9%	18.4%
Company fuel cost per gallon	$2.36	$1.95
      Fuel expense increased $7.8 million in the first three months of 2006 compared to the same period in 2005. The impact of the increase in our average fuel cost per gallon was offset by a reduction in the number of gallons purchased. The reduction in gallons purchased was the result of the decrease in the number of miles driven in the quarter associated with our smaller fleet compared to the first quarter of 2005.
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
      To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue received for company miles driven (as opposed to miles driven by our owner-operators or other third parties who pay for their own fuel) from our fuel expense. The result, referred to as net fuel expense, is evaluated as a percent of revenue less fuel surcharge revenue. These measures are shown below:

	Three Months Ended
	March 31,

	2006	2005

	($ thousands)
Total fuel surcharge revenue	$99,056	$66,369
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	22,136	15,671

Company fuel surcharge revenue	$76,920	$50,698

Total fuel expense	$144,161	$136,313
Less: Company fuel surcharge revenue	76,920	50,698

Net fuel expense	$67,241	$85,615
% of revenue excluding fuel surcharge revenue	10.1%	12.7%
      Our net fuel expense as a percent of revenue excluding fuel surcharge revenue has decreased from 12.7% in the first quarter of 2005 to 10.1% in the first quarter of 2006. This indicates that our fuel surcharge program has effectively offset a significant portion of the impact of rising diesel fuel costs.

Purchased Transportation

	Three Months Ended
	March 31,

	2006	2005

	($ thousands)
Purchased transportation	$138,587	$127,492
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	(22,136)	(15,671)

Purchased transportation excluding fuel surcharge reimbursement	$116,451	$111,821

% of revenue excluding fuel surcharge revenue	17.5%	16.5%
      Purchased transportation increased $11.1 million in the first quarter of 2006 compared to the first quarter of 2005. Approximately $6.4 million of the increase was growth in the fuel surcharge reimbursements made to owner operators and other third party providers such as the rails. Excluding fuel surcharges, purchased transportation grew from 16.5% of revenue excluding fuel surcharge revenue in the first quarter of 2005 to 17.5% this year. The remaining increase in purchased transportation was related to the growth in our intermodal business and the costs associated with transporting freight on the rails.

Insurance and Claims

	Three Months Ended
	March 31,

	2006	2005

	($ thousands)
Insurance and claims	$35,825	$40,394
% of revenue excluding fuel surcharge revenue	5.4%	6.0%
      Insurance and claims expense decreased $4.6 million in the quarter compared to the first quarter of 2005. This decrease was the result of a $5.15 million favorable legal settlement that was recorded in February of this year. Excluding this benefit, our insurance and claims expense was 6.2% of net revenue in the quarter, compared to 6.0% in the first quarter of 2005. As discussed in our Annual Report, we are self-insured for some portion of our liability, property damage and cargo damage risk. We buy insurance coverage with deductible amounts. In December 2004, we entered into an agreement with insurance carriers to provide transportation liability insurance with an aggregate limit of $200 million for 2005 and 2006. The new policy increased the self-insured portion to $10 million per occurrence and was extended through the end of 2006. After reviewing actuarial studies of our loss history, frequency and severity, we determined this to be the optimal insurance solution for us at this time. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

Rental Expense, Depreciation, Amortization and Impairments

	Three Months Ended
	March 31,

	2006	2005

	($ thousands)
Rental expense	$11,712	$16,878
% of revenue excluding fuel surcharge revenue	1.7%	2.5%
Depreciation, amortization and impairment expense	55,594	48,076
% of revenue excluding fuel surcharge revenue	8.4%	7.1%

Total rental expense, depreciation, amortization and impairments	$67,306	$64,954

% of revenue excluding fuel surcharge revenue	10.1%	9.6%

      Rental expense and depreciation expense are primarily driven by our fleet of tractors and trailers shown below:

	March 31,	December 31,	March 31,
	2006	2005	2005

Tractors:
Company
Owned	11,579	11,882	11,341
Leased	2,583	2,583	3,782

Total company	14,162	14,465	15,123
Owner-operator	3,315	3,466	3,552

*Total	17,477	17,931	18,675

Average tractors available for dispatch*	16,526	17,383	17,855

Trailers	51,030	51,997	51,628

*	Total tractors owned and leased include tractors being prepared for service and tractors waiting to be returned under lease or resold at the end of our replacement program. Average tractors is calculated on a monthly basis and represents tractors available for dispatch during the quarter.
      As we continue to replace leased tractors with owned equipment, for analysis purposes we believe it is best to combine our rental expense with our depreciation, amortization and impairment expense when comparing year over year results. In the first quarter of 2006 our rent, depreciation, amortization and impairment expense increased $2.4 million or from 9.6% of net revenue in 2005 to 10.1% of net revenue in 2006. This increase was driven by the expenses associated with our intermodal containers, trailer tracking technology and impairment charges on properties offset by a reduction in expense associated with the smaller fleet of tractors.
      As previously disclosed, in 2003 and 2004 we amended our replacement cycle for our tractors from three years to five years. To implement these changes, the remaining net book value at the time of change is being depreciated on a straight-line basis over the remaining adjusted economic life to the revised residual value. The benefit (expense) of changing the tractor’s lives that were owned as of October 1, 2002 is shown below:

	Three Months Ended
	March 31,

	2006	2005

	($ thousands)
Earnings before income taxes	$(901)	$(384)
Net earnings	$(562)	$(253)
Diluted earnings per share	$(.01)	$(.01)
      Beginning in January of 2006, all new tractors will be placed on a four year replacement cycle. We believe that a four year cycle will decrease maintenance costs and improve driver satisfaction.

(Gain) Loss on Equipment Disposal
      We occasionally purchase and then resell tractors that we currently lease by exercising the purchase option contained in the lease. These transactions result in gains or losses on the disposal of the equipment. We also generate gains and losses from the sale of tractors we own. These gains and losses are recorded as a separate line item on the Consolidated Statement of Earnings and are summarized below for the three months ending:

	Three Months Ended
	March 31,

	2006	2005

	($ thousands)
Loss on disposal of leased equipment	$125	$100
(Gain) loss on sale of owned equipment	(1,419)	180

Net (gain) loss on equipment disposal	$(1,294)	$280

      The gain on the sale of owned equipment in the first quarter of 2006 was primarily due to the sale of the assets in our truck delivery business.
OTHER INCOME AND EXPENSES
      Our largest pre-tax non-operating expense is interest. Included in interest expense is the gain or loss calculated by recording our interest rate derivative agreements to market rates at the end of the period. The impact of the changes in the derivative agreements is shown in the table below.

	Three Months Ended
	March 31,

	2006	2005

Interest expense	$6,690	$4,972
Derivative agreements impact	811	1,815

Interest expense, net of derivative agreements	$7,501	$6,787

      Our interest expense, net of the impact of the derivative agreements, increased $0.7 million in the first quarter of 2006 compared to the first quarter of 2005. The increase was primarily caused by a rise in the interest rates on our variable rate debt. Our debt balance, which consists of the revolving line of credit, accounts receivable securitization, capital leases, senior notes and other debt was $526 million at March 31, 2006, $611 million at December 31, 2005 and $579 million at March 31, 2005.
      Other income in the first quarter of 2005 included a $4.4 million gain on the sale of real estate.
LIQUIDITY AND CAPITAL RESOURCES
      Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Three Months Ended
	March 31,

	2006	2005

Net cash provided by operating activities	$119,231	$81,704
Net cash provided by (used in) investing activities	$4,217	$(51,057)
Net cash used in financing activities	$(82,671)	$(40,046)
      Net cash provided by operating activities increased $37.5 million from the first quarter of 2005 compared to the first quarter of 2006. Pre-tax operating income adjusted for non-cash items such as depreciation, amortization and impairment charges increased $43.2 million in the first three months of 2006 compared to the same period in the prior year. This was offset by an increase in tax payments of $6.1 million between the first quarters of 2005 and 2006.
      In the first quarter of 2006, we generated $4.2 million in cash from investing activities compared to using $51.1 million for investments in the first quarter of 2005. The main difference between the two periods was a $45.7 million reduction in capital expenditures resulting from our strategy to minimize purchases of tractors in the first quarter of the year which is typically a slow season for the truckload transportation market. A summary of our capital expenditures by category is shown below:

	As of March 31,

	2006	2005

	($ thousands)
Revenue equipment:
Tractors	$13,782	$61,519
Trailers	9,530	6,319
Facilities	3,350	4,278
Other	75	311

Total Capital Expenditures	$26,737	$72,427

Less: Proceeds from Sales of Equipment	(21,521)	(17,490)

Net Capital Expenditures	$5,216	$54,937

      Regarding our financing activities, in 2006 we repaid $85.2 million of borrowings on our revolving line of credit, receivable securitization and other debt compared to $43.1 million of repayments in the first quarter of 2005. We received $27.4 million from the proceeds for the issuance of common stock under our stock option and stock purchase plans with which we repurchased $27.6 million of our common stock in the first quarter of this year. In 2005 we received $3.1 million from the proceeds for the issuance of common stock under our stock option and stock purchase plans.

Working Capital
      As of March 31, 2006 and December 31, 2005 we had a working capital deficit of $16.3 million and $93.6 million, respectively. The accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization, but the increase in fixed assets or treasury stock is not included in working capital.

Credit Facilities
      As of March 31, 2006, we had $110 million of borrowings and $199 million of letters of credit outstanding on our $550 million line of credit, leaving $241 million available. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 40 to 100 basis points, as defined in the Credit Agreement (62.5 basis points as of March 31, 2006). The unused portion of the line of credit is subject to a commitment fee ranging from 8 to 17.5 basis points (12.5 basis points as of March 31, 2006). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. As of March 31, 2006 we are in compliance with these debt covenants.
      Our accounts receivable securitization allows us to receive up to $300 million of proceeds, subject to eligible trade accounts receivable. Under the agreement amended in December 2005, the committed term was extended to December 20, 2006. As of March 31, 2006, we had received sales proceeds of $215 million.

Capital Commitments and Expenditures
      As of March 31, 2006, we had $592 million of commitments outstanding to acquire replacement and additional revenue equipment through 2007. We have the option to cancel tractor purchase orders with 90 days notice. We anticipate spending approximately $290 million for tractors in both 2006 and 2007 and approximately $95 million and $125 million on trailers and containers in 2006 and 2007, respectively. We believe we will be able to support these acquisitions of revenue equipment with cash flows from operating activities, lease financings and debt.
      As of March 31, 2006, we had approximately $3.3 million of non-revenue equipment purchase commitments. These commitments are primarily for facilities and equipment. We anticipate spending approximately $15 million during the remainder of the year for various facilities and information technology upgrades. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
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

Forward Looking Statements
      This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” “estimates,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projections of revenues, income, or loss, capital expenditures, plans for future operations, expectations regarding the benefits of our focus on operational metrics and effective tax rate, plans to increase the company’s intermodal business and service for intermodal customers, expectations regarding acquisition of containers, financing needs and plans, anticipated spending for equipment, the intention to continue to install communication systems, our focus on activities we expect will enable profitable growth, our estimates of future compensation expense, our estimate of future claims expense and accruals, our expectations regarding future workers compensation claims expense, our estimate of the impact of our impairment, the impact of inflation, plans relating to products or services of the Company, the benefits of the Company’s terminal network, the continued consolidation of the truckload industry, the demand of shippers, the capacity of the truckload industry, the Company’s ability to sell its used trucks at favorable prices, the Company’s ability to attract and retain qualified drivers, the Company’s ability to pass on to its customers increased labor and fuel costs and protect itself against increases in fuel costs through the use of fuel efficient equipment, and pending or future acquisitions, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Further, nothing herein shall constitute an adoption or approval of any analyst report regarding Swift, nor any undertaking to update or comment upon analysts’ expectations in the future.
      As to Swift’s business and financial performance generally, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: excess capacity in the trucking industry; significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees, insurance premiums and driver compensation, to the extent not offset by increases in freight rates or fuel surcharges; recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as retail and manufacturing) in which Swift has a significant concentration of customers; seasonal factors such as harsh weather conditions that increase operating costs; increases in driver compensation to the extent not offset by increases in freight rates; the inability of Swift to continue to secure acceptable financing arrangements; an adverse determination by the FMCSA with respect to Swift’s safety rating and any resulting loss of customers or potential customers or material increase in insurance costs; an unanticipated increase in the number or amount of claims for which

Swift is self insured; the potential impact of current litigation, regulatory issues or other government actions; competition from trucking, rail and intermodal competitors; and a significant reduction in or termination of Swift’s trucking services by a key customer.
      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including the Notes to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. A discussion of these and other factors that could cause Swift’s results to differ materially from those described in the forward-looking statements can be found in Exhibit 99 to this Form 10-Q and in the most recent Annual Report on Form 10-K of Swift, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (http://www.sec.gov).
INFLATION
      Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect our results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years with the exception of fuel. Our average fuel cost per gallon has increased 21% from the first quarter of 2005 to the first quarter of 2006. In the first quarter of 2006 and throughout 2005, the majority of this increase in costs was passed on to our customers through a corresponding increase in fuel surcharge revenue. Therefore, the impact of the increased fuel costs on our operating results was not significant. If fuel costs continue to escalate and we are unable to recover these costs with applicable fuel surcharges, it would have an adverse effect on our operations and profitability.
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
      We have interest rate exposure arising from our line of credit ($110 million) and accounts receivable securitization ($215 million), which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). There are no leverage options or prepayment features for the interest rate swaps. The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $2.6 million.

ITEM 4.	CONTROLS AND PROCEDURES
      Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation as of the end of the fiscal quarter covered by this Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period.

      Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
      Beginning in November 2004, three putative shareholder class action lawsuits (Davidco Investors LLC v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02435; Greene v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02492; and Tuttle v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02874) were filed in the United States District Court for the District of Arizona against us and certain of our directors and officers, alleging violations of federal securities laws related to disclosures made by us regarding driver pay, depreciation, fuel costs and fuel surcharges; the effects of the FMCSA revised hours-of-service regulations; the effects of a purported change in our FMCSA safety rating; Swift’s stock repurchase program; and certain stock transactions by two of the individual defendants. The complaints sought unquantified damages on behalf of the putative class of persons who purchased our common stock between October 16, 2003 and October 1, 2004. On April 29, 2005, the Court issued an order consolidating the cases as In re Swift Transportation Co., Inc. Securities Litigation, Master File No., CV-04-2435-PHX-NVW. On June 8, 2005, the Court appointed United Food and Commercial Workers Local 1262 and Employers Pension Plan as the lead plaintiff. Thereafter, lead plaintiff filed a consolidated amended complaint on August 19, 2005. The consolidated amended complaint sought unquantified damages on behalf of a putative class of persons who purchased Swift’s common stock between October 16, 2003 and September 15, 2004. The allegations in the consolidated amended complaint are substantially similar to those in the previously filed complaints. Defendants filed a motion to dismiss the consolidated amended complaint on October 21, 2005. Both lead plaintiffs’ opposition to that motion and defendants’ reply brief have been filed. Oral arguments were heard on February 17, 2006 on defendants’ motion to dismiss the complaint. On March 26, 2006, the Court issued an Order dismissing the consolidated amended complaint with leave to amend, except as to certain of plaintiffs’ allegations which were dismissed with prejudice.
      On April 28, 2006, the parties stipulated and agreed that the plaintiffs would dismiss their remaining claims with prejudice, and that each party would bear its own costs. The District Court entered the corresponding Order dismissing plaintiffs’ claims with prejudice on May 1, 2006.
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
      Thereafter, on March 24, 2006, the same nominal plaintiff filed a substantially similar shareholder derivative complaint in the District Court for Clark County, Nevada, entitled Rivera v. Moyes, et al., Case No. A519346, against certain of our current and former directors and officers, alleging breaches of fiduciary duty and unjust enrichment.

      The impact of the final disposition of the shareholder derivative action cannot be assessed at this time.

ITEM 1A.	RISK FACTORS
      There have been no material changes to the risk factors previously disclosed in the Company’s filing on Form 10-K. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/ or operating results.

ITEMS 2, 3, and 4:	Not applicable

ITEMS 5.	Other Information
      Effective May 9, 2006, the Registrant appointed Bryan R. Schumaker, 30, as its Vice President and Controller and will serve as the Company’s Principal Accounting Officer.
      From October 2003 until May 2006, Mr. Schumaker held the position of Director of General Accounting at Swift Transportation. He joined Swift in January 2003 as Manager of the Internal Audit Department. From December 2000 until January 2003, he held a number of positions with KPMG LLP., an international public accounting firm ending as a Supervising Senior. Mr. Schumaker holds a BA in accounting from the University of New Mexico and is a certified public accountant in Arizona.

ITEM 6:	EXHIBITS

Exhibit			Page or
Number		Description	Method of Filing

Exhibit 3.1	—	Form of Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002

Exhibit 3.2	—	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated October 27, 2005

Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Robert W. Cunningham, Chief Executive Officer and President	Filed herewith

Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Glynis Bryan, Chief Financial Officer	Filed herewith

Exhibit 32	—	Section 1350 Certification of Robert W. Cunningham and Glynis Bryan	Furnished herewith

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION CO., INC.

/s/ Robert W. Cunningham

(Signature)
Robert W. Cunningham
Chief Executive Officer and President
Date: May 9, 2006

/s/ Glynis Bryan

(Signature)
Glynis Bryan
Chief Financial Officer
Date: May 9, 2006

EXHIBIT INDEX

Exhibit			Page or
Number		Description	Method of Filing

Exhibit 3.1	—	Form of Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002
Exhibit 3.2	—	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated October 27, 2005
Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Robert W. Cunningham, Chief Executive Officer and President	Filed herewith
Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Glynis Bryan, Chief Financial Officer	Filed herewith
Exhibit 32	—	Section 1350 Certification of Robert W. Cunningham and Glynis Bryan	Furnished herewith