Form 10-Q
period 2006-06-30
SWIFT TRANSPORTATION CO INC
filed 2006-08-08
CIK 863557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerate filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (August 4, 2006)
      Common stock, $.001 par value: 74,860,956 shares

PART I. FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS
SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash	$28,924	$13,098
Accounts receivable, net	341,469	328,701
Equipment sales receivable	971	6,127
Current portion of notes receivable	1,819	635
Inventories and supplies	10,797	12,948
Prepaid taxes, licenses and insurance	30,491	40,495
Assets held for sale	48,773	29,791
Deferred income taxes	25,676	22,319

Total current assets	488,920	454,114

Property and equipment, at cost:
Revenue and service equipment	1,879,833	1,869,832
Land	89,002	90,235
Facilities and improvements	303,218	302,680
Furniture and office equipment	83,495	81,504

Total property and equipment	2,355,548	2,344,251
Less accumulated depreciation and amortization	754,892	713,782

Net property and equipment	1,600,656	1,630,469

Notes receivable, less current portion	19,084	22,259
Other assets	16,625	17,228
Customer relationship intangible, net	36,747	38,272
Goodwill	56,188	56,188

Total assets	$2,218,220	$2,218,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,773	$108,027
Accrued liabilities	68,795	74,720
Current portion of claims accruals	114,657	116,823
Current portion of obligations under capital leases	—	1,786
Fair value of guarantees	1,017	1,360
Securitization of accounts receivable	215,000	245,000

Total current liabilities	508,242	547,716

Borrowings under revolving credit agreement	85,000	164,000
Senior notes	200,000	200,000
Claims accruals, less current portion	151,739	135,458
Deferred income taxes	306,627	299,393
Fair value of interest rate swaps	508	1,919

Total liabilities	1,252,116	1,348,486

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share
Authorized 1,000,000 shares; none issued	—	—
Common stock, par value $.001 per share
Authorized 200,000,000 shares; 100,346,429 and 97,198,554 shares issued at June 30, 2006 and December 31, 2005, respectively	100	97
Additional paid-in capital	468,964	403,868
Retained earnings	950,473	867,460
Treasury stock, at cost (25,507,862 and 23,558,507 shares at June 30, 2006 and December 31, 2005, respectively)	(452,734)	(400,780)
Accumulated other comprehensive income	(699)	(601)

Total stockholders’ equity	966,104	870,044

Total liabilities and stockholders’ equity	$2,218,220	$2,218,530

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Earnings

	Three Months Ended
	June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

	(Unaudited)
	(In thousands, except share data)
Operating revenue	$813,127	$798,255	$1,576,139	$1,540,873

Operating expenses:
Salaries, wages and employee benefits	223,712	250,604	452,859	499,667
Operating supplies and expenses	65,404	71,190	127,008	138,335
Fuel	169,707	145,137	313,868	281,450
Purchased transportation	147,852	147,022	286,439	274,514
Rental expense	11,895	15,439	23,607	32,317
Insurance and claims	38,276	39,620	74,101	80,014
Depreciation, amortization and impairment	52,749	48,958	108,343	97,034
(Gain) loss on equipment disposal	626	(1,091)	(668)	(811)
Communication and utilities	6,999	7,415	14,331	15,680
Operating taxes and licenses	15,897	17,440	29,576	34,619

Total operating expenses	733,117	741,734	1,429,464	1,452,819

Operating income	80,010	56,521	146,675	88,054

Other (income) expenses:
Interest expense	6,271	7,900	12,961	12,872
Interest income	(386)	(596)	(808)	(748)
Other	(224)	392	(462)	(4,775)

Other (income) expenses, net	5,661	7,696	11,691	7,349

Earnings before income taxes	74,349	48,825	134,984	80,705
Income taxes	28,883	19,044	51,971	31,477

Net earnings	$45,466	$29,781	$83,013	$49,228

Basic earnings per share	$.61	$.41	$1.12	$.68

Diluted earnings per share	$.60	$.40	$1.10	$.67

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Comprehensive Income

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(Unaudited)
	(In thousands)
Net earnings	$45,466	$29,781	$83,013	$49,228
Other comprehensive income:
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $15, $14, $31 and $28, respectively	24	24	49	47
Foreign currency translation	(110)	20	(147)	(149)

Comprehensive income	$45,380	$29,825	$82,915	$49,126

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

	Common Stock					Accumulated
			Additional			Other	Total
		Par	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Value	Capital	Earnings	Stock	Income	Equity

	(Unaudited)
	(In thousands, except share data)
Balances, December 31, 2005	97,198,554	$97	$403,868	$867,460	$(400,780)	$(601)	$870,044
Issuance of common stock under stock option plans and employee stock purchase plan	3,147,875	3	54,360				54,363
Income tax benefit arising from the exercise of stock options			9,360				9,360
Amortization of deferred compensation			1,376				1,376
Purchase of 1,949,355 shares of treasury stock					(51,954)		(51,954)
Reclassification of cash flow hedge to interest expense						49	49
Foreign currency translation						(147)	(147)
Net earnings				83,013			83,013

Balances, June 30, 2006	100,346,429	$100	$468,964	$950,473	$(452,734)	$(699)	$966,104

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,

	2006	2005

	(Unaudited)
	(In thousands)
Cash flows from operating activities:
Net earnings	$83,013	$49,228
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairments	108,813	96,302
Deferred income taxes	3,877	(5,196)
Income tax benefit arising from the exercise of stock options	—	2,107
Provision for losses on accounts receivable	6,143	1,615
Equity losses of Transplace	1,356	1,775
Amortization of deferred compensation	1,376	975
Change in fair market value of interest rate swaps	(1,411)	(1,308)
Gain on sale of non-revenue equipment	(90)	(4,964)
(Gain) loss on sale of revenue equipment	(668)	441
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(18,043)	(8,279)
Inventories and supplies	2,151	175
Prepaid expenses	10,004	(18,029)
Other assets	275	(1,511)
Accounts payable, accrued and other liabilities	128	32,898

Net cash provided by operating activities	196,924	146,229

Cash flows from investing activities:
Proceeds from sale of autohaul assets	—	25,000
Proceeds from sale of property and equipment	35,973	36,302
Capital expenditures	(130,870)	(244,770)
Payments received on assets held for sale	7,251	2,290
Payments received on equipment sale receivables	6,127	5,467
Issuance of note receivable to Transplace	—	(6,331)

Net cash used in investing activities	(81,519)	(182,042)

Cash flows from financing activities:
Repayments of long-term debt and capital leases	(1,786)	(6,665)
Payment of deferred loan costs	(230)	—
Borrowings under line of credit	—	5,000
Repayments of borrowings under line of credit	(79,000)	—
Change in borrowings under accounts receivable securitization	(30,000)	5,000
Income tax benefit from exercise of stock options	9,360	—
Proceeds from issuance of common stock under stock option plans	54,129	8,990
Accumulated other comprehensive loss	49	47
Purchase of treasury stock	(51,954)	—

Net cash (used in) provided by financing activities	(99,432)	12,372

Effect of exchange rate changes on cash	(147)	(227)

Net increase (decrease) in cash	15,826	(23,668)
Cash at beginning of period	13,098	28,245

Cash at end of period	$28,924	$4,577

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$13,926	$13,591

Income taxes	$47,837	$26,871

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables	$971	$3,037

Equipment purchase accrual	$8,465	$1,354

Fair market value for guarantee of operating leases	$—	$420

Notes receivable from sale of autohaul assets	$—	$21,135

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements
(unaudited)

Note 1.	Basis of Presentation
      The condensed consolidated financial statements include the accounts of Swift Transportation Co., Inc., a Nevada holding company, and its wholly-owned subsidiaries, collectively the “Company”. All significant intercompany balances and transactions have been eliminated.
      The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments, which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.	New Accounting Standards
      In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this standard on our consolidated financial statements.

Note 3.	Stock Compensation Plans
      On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective method. This Statement requires that all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements upon a grant-date fair value of an award as opposed to the intrinsic value method of accounting for stock-based employee compensation under Accounting Principles Board Opinion No. 25 (“APB No. 25”), which the Company used for the preceding years.
      The Company’s net income for the three months ended June 30, 2006 and 2005 includes $717,000 and $301,000 of compensation costs, net of tax, respectively, related to the Company’s share-based compensation arrangements. For the six months ended June 30, 2006 and 2005, net income includes $857,000 and $609,000, respectively, of compensation costs, net of tax, respectively, related to the Company’s share-based compensation arrangements.
      Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the predecessor to SFAS 123(R), in the three and six months ended June 30, 2005 when the Company was accounting for stock-based employee compensation

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
expense under APB No. 25, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net earnings (in thousands)
As Reported	$29,781	$49,228
Add: Compensation expense, using intrinsic method, net of tax	293	595
Deduct: Compensation expense, using fair value method, net of tax	(2,803)	(4,428)

Pro forma	$27,271	$45,395

Basic earnings per share
As Reported	$.41	$.68

Pro forma	$.38	$.63

Diluted earnings per share
As Reported	$.40	$.67

Pro forma	$.37	$.62

      Pro forma net earnings for the three and six months ended June 30, 2005 reflect only options granted in 1995 through June 30, 2005. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

Stock Option Plans
      The Company has granted a number of stock options under various plans. In April 2006, the Company granted options to employees, which vest pro-rata over a five year period and have exercise prices equal to 100 percent of the market price on the date of grant. The options expire seven years following the grant date. Prior to April 2006, options granted by the Company to employees generally vested 20 percent per year beginning on the fifth anniversary of the grant date or pro-rata over a nine year period. The option awards were generally granted with exercise prices equal to 85 to 100 percent of the market price on the grant date and expire ten years following the date of the grant. Options granted to Swift non-employee directors have been granted with an exercise price equal to 85 percent or 100 percent of the market price on the grant date, vest over four years and expire on the sixth anniversary of the grant date. As of June 30, 2006, the Company is authorized to grant an additional 4.7 million shares.
      In September 2005, the Compensation Committee of the Company’s Board of Directors accelerated the vesting of all outstanding and unvested employee stock options. There were 7.3 million options accelerated of which 3.7 million options had a strike price in excess of the fair market value of $18.42 on the acceleration date. At the time of acceleration, the options that were originally awarded at a discount from market value became retroactively subject to new tax regulations regarding deferred compensation which impose a 20% excise tax to income created by the exercise of these options after December 31, 2005. The remaining options that were accelerated allowed, among other things, the Company to recognize an expense in 2005 which was significantly less than the compensation expense that would be recognized beginning in 2006 in accordance with SFAS 123(R). The vesting periods for stock options held by the non-employee members of the Board of

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Directors were not accelerated. The Company recorded a $12.4 million non-cash expense in September 2005 to account for the acceleration. To assist employees in addressing the new deferred compensation rules, the Company allowed employees to voluntarily amend stock option agreements to change the exercise date to a future date. As a result of these amendments, the grant of subsequent option awards and the non-acceleration of stock options of non-employee members of the Board of Directors, not all outstanding options are reflected as exercisable in the summary of activity chart below.
      A summary of the activity of the Company’s fixed stock option plans as of June 30, 2006 and changes during the period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2006	6,467,398	$18.05
Granted	511,150	$23.00
Exercised	(3,015,369)	$17.04
Forfeited or expired	(150,006)	$19.61

Outstanding at June 30, 2006	3,813,173	$19.45	6.09	$46,928,758

Exercisable at June 30, 2006	2,506,786	$19.12	7.11	$31,686,777

      The weighted-average grant date fair value of options granted during the three and six months ended June 30, 2006 was $9.89. For the three and six months ended June 30, 2005, the weighted-average grant date fair value of options granted were $12.66 and $12.60, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $17.8 million and $28.3 million, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2005 was $2.4 million and $4.9 million, respectively.
      As of June 30, 2006, there was $6.2 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.6 years.
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

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. The following weighted-average assumptions were used to determine the fair value of the stock options granted during the three and six months ended June 30, 2006 and 2005:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Dividend yield	0%	0%	0%	0%
Expected volatility	41%	45%	41%	45%
Risk free interest rate	4.79%	4.5%	4.79%	4.47%
Expected lives (in years)	5.0	8.2	5.0	8.1
      The expected lives of the options are based on the historical and expected future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company’s common stock. The risk-free interest rate is based upon the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date.

Employee Stock Purchase Plan
      Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 6.5 million shares of common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Each employee is restricted to purchasing during each period a maximum of $12,500 of stock determined by using the beginning-of-period price. During the three and six months ended June 30, 2006 and 2005, the Company issued 135,072 and 142,526 shares at an average price per share of $17.47 and $17.99, respectively under the employee stock purchase plan. As of June 30, 2006, the Company is authorized to issue an additional 3.3 million shares.

Note 4.	Notes Receivable
      In January 2005, the Company loaned $6.3 million to Transplace Texas, LP, a subsidiary of Transplace, Inc. of which the Company owns an equity interest of approximately 29%. This note receivable is being reduced as the Company records its portion of the losses incurred by Transplace. As of June 30, 2006, this note has been reduced by approximately $4.8 million. At such time as the note is repaid in full, the amount of losses previously recorded as a reduction of the note receivable will be recognized as a gain.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Notes receivable consist of the following:

	June 30,	December 31,
	2006	2005

	(In thousands)
Note receivable of $6,331,000 from Transplace, net of equity losses bearing interest of 6% per annum and principal due and payable on January 7, 2007	$1,485	$2,841
Notes receivable from Auto Carrier Holdings, Inc.:
(1) $17,000,000 accruing interest at 1.5% through April 2006 and 4% thereafter due and payable quarterly in arrears. Principal is due and payable in quarterly installments of $354,167 beginning June 30, 2007 through March 31, 2011. The maturity date is April 2011	17,000	17,000
(2) $635,000 accruing interest at 4% payable quarterly, principal due January 15, 2006	—	635
Note receivable from Transportes EASO, payable on demand	2,418	2,418

	20,903	22,894
Less current portion	(1,819)	(635)

Notes receivable, less current portion	$19,084	$22,259

Note 5.	Assets Held for Sale
      In March 2006, the Company determined certain trailers would not be utilized in ongoing operations. The Company reclassified these trailers to assets held for sale which are recorded at the lower of depreciated cost or fair value less costs to sell. The Company expects to sell the assets included in assets held for sale within twelve months and does not expect any material losses on the dispositions. A summary of our assets held for sale by category is as follows:

	June 30,	December 31,
	2006	2005

	(In thousands)
Land and facilities	$5,157	$2,553
Revenue equipment	43,616	27,238

Assets held for sale	$48,773	$29,791

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Note 6.	Earnings Per Share
      The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	(In thousands, except per share amounts)
Net earnings	$45,466	$29,781	$83,013	$49,228

Weighted average shares:
Common shares outstanding for basic earnings per share	74,557	72,259	74,257	72,141
Equivalent shares issuable upon exercise of stock options	1,310	1,487	1,508	1,478

Diluted shares	75,867	73,746	75,765	73,619

Basic earnings per share	$.61	$.41	$1.12	$.68

Diluted earnings per share	$.60	$.40	$1.10	$.67

      For the three and six months ended June 30, 2006, options to purchase 607,000 and 430,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as a result of the option purchase price exceeding the average market price of the common shares.

Note 7.	Contingencies
      The Company is involved in certain claims and pending litigation primarily arising from the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of current claims and pending litigation will not have a material adverse effect on the financial condition of the Company.

Note 8.	Subsequent Events
      On July 18, 2006, the Board of Directors of the Company declared a dividend payable July 31, 2006 of one right (a “Right”) for each outstanding share of common stock of the Company held of record at the close of business on July 31, 2006 and for each share issued thereafter. The Rights were issued pursuant to a Stockholders Protection Rights Agreement, which governs the terms of the Rights. The Rights Agreement is designed to protect the Company’s shareholders against coercive tender offers, inadequate offers, and abusive or coercive takeover tactics and ensure all the Company’s shareholders receive fair and equal treatment in the event of any unsolicited attempts to take over the Company. Following a triggering event (as described in the Rights Agreement), each Right entitles its registered holder, other than an acquiring person that causes the triggering event, to purchase from the Company, one one-hundredth of a share of Participating Preferred Stock, $0.001 par value, for $150, subject to adjustment. The Rights will not become exercisable until, among other things, the business day following the tenth business day after (i.) either any person commences a tender or exchange offer which, if consummated, would result in such person acquiring beneficial ownership of 20% or more of the Company’s outstanding common stock or (ii.) a person or group has acquired 20% or more of the Company’s outstanding common stock (or, in the case of an existing holder of more than 20%, such person or group has acquired an additional .01% of the outstanding common stock, subject to certain exceptions). The Rights will expire on the close of business on July 18, 2009 or on the date on which the Rights are redeemed by the Board of Directors.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      On July 17 and 18, 2006, the Company entered into amended and restated Change in Control Agreements, which were originally entered into in October 2005, with nine executives of the Company. The amended and restated Change in Control Agreement include additional protections for the executives including clarifications with respect to what circumstances constitute a change in control, and under what circumstances the executive may terminate employment with the Company for “good reason”. None of the amendments provided any increased or additional monetary benefits for any of the executives.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
      We are the largest publicly traded truckload carrier in the United States operating a fleet of 18,000 tractors and 51,000 trailers and traveling nearly 35 million miles every week. We operate out of 33 major terminals in 28 states and Mexico combining strong regional operations, an expanding intermodal operation and various specialty and dedicated services. The principal commodities that we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food products, beverages and beverage containers and building materials. We operate in predominantly one industry, road transportation, as a truckload motor carrier and thus have only one reportable segment.
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
      Beginning in the third quarter of 2005 through June 2006, we reduced our tractors available for dispatch by 1,426 units or approximately 8%. The purpose of this reduction was to offset soft demand in July and August of 2005 and drive efficiencies with our smaller fleet by utilizing our network management tools to select and prioritize freight based on rates, traffic lanes and effectiveness within our network. We believe this strategy and company wide cost control initiatives have enabled us to focus on achieving bottom-line profit growth. In addition, we are continuing to expand our intermodal services through the acquisition of 53 foot containers that are used to transport freight on the rail networks with pick-up and delivery service made by truck, which is known as drayage. We believe that controlling our own containers and utilizing our extensive terminal network and over-the-road capabilities to complete the dray requirements for many shipments will enable us to offer complete door-to-door service for our customers.
      In the third quarter of 2005, we announced our agreement to assume certain of the leases for up to 3,800 53 foot North American Container System (NACS) containers from the BNSF Railway. The transition of these units was to occur over a period of approximately six to nine months. Due to the timing of the transition and the fact that many of the BNSF containers are nearing the end of their lease terms, we agreed with BNSF to assume only approximately 1,500 containers instead of the 3,800 units originally identified. As an alternative, we have been purchasing an additional 2,000 new 53 foot steel containers and expect to take possession of most all of those units by August 31, 2006. At that time, we expect our container fleet to consist of the 1,500 units assumed from BNSF, 1,500 units purchased in 2005 and 2,000 units purchased in 2006 for a total of approximately 5,000 53 foot containers.
      In the second quarter of 2006, we experienced some challenges primarily related to the truck/fleet management process and the availability of drivers. As planned, we received 1,098 new tractors in the quarter. Given the timing of receipt, in-service requirements such as the installation of decals, in-cab communication devices, etc, and the shortage of qualified drivers, the Company had 489 units not yet placed in service at the end of the quarter. The very tight driver market continues to be a problem for us and the truckload industry, in general. We are actively exploring several alternatives to address the recruiting and retention of Company drivers and owner-operators. Our recent change to the owner-operator fuel reimbursement program where Swift absorbs all increases in fuel costs above a certain level, thus protecting the owner-operators from increases in fuel prices, is an example of the types of options we are evaluating and the actions we are taking. We anticipate that we will continue to face these challenges through the second half of 2006 with further deterioration in the third quarter before improving in the fourth quarter of 2006.

      As previously disclosed, we have a business relationship with Interstate Equipment Leasing, Inc. (“IEL”), a company wholly owned by Mr. Jerry Moyes, currently a director and formerly Chairman of the Board and CEO of Swift Transportation. IEL primarily provides equipment and financing to approximately 2,100 owner-operators. IEL financed owner-operators account for roughly two-thirds of our total owner-operators. Since Mr. Moyes’ resignation as CEO, we have been negotiating the terms of the business relationship with IEL but have not yet reached a written agreement. There are various disagreements involved in the negotiations and our attempt to properly document the related party transactions with IEL. It is uncertain at this time whether these disagreements can be resolved amicably and we cannot be sure of the nature of the relationship going forward. Owner-operators are a critical part of the Swift family and the financing provided by IEL has enabled us to grow and maintain a stable and efficient owner-operator base that is more productive than the average company driver, who typically has less experience and is less efficient than the owner-operator.
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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2006 AND 2005
      The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the three and six months ending:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2006	2005	2006	2005

Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	27.5	31.4	28.7	32.4
Operating supplies and expenses	8.0	8.9	8.0	9.0
Fuel	20.9	18.2	19.9	18.3
Purchased transportation	18.3	18.4	18.2	17.8
Rental expense	1.5	1.9	1.5	2.1
Insurance and claims	4.7	5.0	4.7	5.2
Depreciation, amortization and impairment	6.5	6.1	6.9	6.4
(Gain) loss on equipment disposal	.1	(0.1)	—	(0.1)
Communications and utilities	.8	.9	.9	1.0
Operating taxes and licenses	1.9	2.2	1.9	2.2

Total operating expenses	90.2	92.9	90.7	94.3

Operating income	9.8	7.1	9.3	5.7
Net interest expense	.7	1.0	.7	.8
Other (income) expense, net	—	—	—	(.3)

Earnings before income taxes	9.1	6.1	8.6	5.2
Income taxes	3.6	2.4	3.3	2.0

Net earnings	5.5%	3.7%	5.3%	3.2%

      During the second quarter of 2006 our net earnings were $45.5 million, or $0.60 per diluted share, compared to $29.8 million, or $0.40 per diluted share, for the second quarter of 2005. Revenue increased 1.9% in the quarter compared to 2005 driven by a 42%, or $37.5 million, increase in fuel surcharge revenue. The increase in fuel surcharge revenue helped to offset the increases in fuel costs for the Company, owner-operators and other third parties. Excluding fuel surcharge revenue, net revenue decreased 3.2%. This decrease was the result of a smaller operating fleet partially offset by improvements in pricing year over year. Second quarter results in 2006 and 2005 include a $600,000 pre-tax benefit and a $507,000 pre-tax expense, respectively, for the change in the market value of interest rate derivative agreements. In addition, the second quarter 2006 results include a $4.8 million pre-tax benefit for the change in our discretionary match to our 401(k) profit sharing plan.
      For the first six months of 2006, net earnings were $83.0 million, or $1.10 per diluted share, compared to $49.2 million, or $0.67 per diluted share, for the first six months of 2005. Revenue increased 2.3% to $1.58 billion during this period driven by a 45%, or $70.2 million, increase in fuel surcharge revenue. Excluding fuel surcharge revenue, net revenue decreased 2.5%. Similar to the results for the most recent quarter, the decrease in net revenue was primarily the result of the reduction in the average operating fleet partially offset by an increase in revenue per loaded mile. Results for the six months ended June 30, 2006 and 2005 include a $1.4 million and $1.3 million, respectively, pre-tax benefit for the reduction in market value of the interest rate derivative agreements. In addition, 2006 results include a $4.8 million pre-tax benefit for the change in the discretionary match to our 401(k) profit sharing plan and a $5.1 million pre-tax gain from the settlement of litigation. The 2005 results include a $4.4 million pre-tax gain from the sale of real estate.

REVENUE
      We segregate our revenue into three types: trucking revenue, fuel surcharge revenue and other revenue. A summary of revenue generated by type for the three and six month periods ending June 30, 2006 and 2005 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	($ thousands)
Trucking revenue	$660,252	$691,902	$1,302,943	$1,353,652
Fuel surcharge revenue	126,968	89,439	226,024	155,808
Other revenue	25,907	16,914	47,172	31,413

Operating revenue	$813,127	$798,255	$1,576,139	$1,540,873

Trucking Revenue
      Trucking revenue is generated by hauling freight for our customers using our trucks or our owner-operators’ equipment. Generally, our customers pay for our services based on the number of miles between pick-up and delivery and other ancillary services we provide. Trucking revenue is the product of the number of revenue generating miles we drive and the rate per mile we receive from customers plus accessorial charges. We use three primary indicators to monitor our performance and efficiency. First, we monitor utilization of our tractors based on loaded miles per tractor per week. Loaded miles include only the miles driven when hauling freight. Our goal is to maximize the number of revenue miles per tractor by planning consecutive deliveries with minimal distance between the drop-off and pick-up locations of different loads. Second, we measure the number of miles our tractors travel that do not generate revenue, known as deadhead. Our deadhead percentage is calculated by dividing the number of empty miles by the number of total miles driven by a tractor. Our goal is to minimize the amount of deadhead miles driven to allow for more revenue generating miles and to reduce the costs associated with deadhead miles, such as wages and fuel. Finally, to analyze the rates our customers pay, we measure revenue per loaded mile on a lane by lane and summary basis. We evaluate our revenue per loaded mile for each customer and for each traffic lane to ensure we are adequately compensated. We monitor each of these indicators on a daily basis. For the three and six month periods ending June 30, 2006 and 2005 our performance was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

Loaded miles per tractor per week	1,910	1,912	1,882	1,878
Deadhead percentage	11.59%	11.98%	11.95%	12.56%
Trucking revenue per loaded mile	$1.6262	$1.5660	$1.6195	$1.5562
      In addition to the rate per mile, we are also compensated, in some instances, for accessorial charges such as detention and loading and unloading freight for our customers. These accessorial charges are also included in trucking revenue.
      Our trucking revenue decreased $31.7 million or 4.6% from the second quarter of 2005 to the second quarter of 2006. This reduction in trucking revenue is due to the 8% reduction in our average operating fleet discussed above, which resulted in a reduction in the number of loaded miles driven in the quarter compared to the same quarter last year. For the second quarter of 2006 and 2005, the Company ran total miles of 459 million and 502 million, respectively. The overall reduction in miles and associated revenue was partially offset by a 3.8% increase in trucking revenue per loaded mile. Our loaded miles per tractor per week were essentially flat year over year in the second quarter. This measurement was negatively impacted in 2006 by a shortage of qualified drivers, partially offset by operational improvements. In some situations, we had tractors available for dispatch, but we did not have a qualified driver available to drive the truck. These “unmanned” trucks negatively impact our average utilization as the total number of loaded miles driven is averaged over all of the trucks available for dispatch regardless of whether they have a driver. The driver market was particularly tight in the second quarter of 2006, and we are actively exploring several alternatives to address the recruiting and retention of company drivers and owner-operators. We anticipate that we will continue to face challenges with our fleet management process and the availability of drivers through the second half of 2006 with further deterioration in the third quarter before improving in the fourth quarter of 2006.
      For the six month period ended June 30, trucking revenue decreased $50.7 million or 3.7% between 2005 and 2006. This decrease was the result of the 7.7% reduction in our average operating fleet partially offset by the 4.1% increase in trucking revenue per loaded mile. Total miles for the six months ended June 30, 2006 were 914 million compared to 995 million for the six months ended June 30, 2005.

Fuel Surcharge Revenue
      Fuel surcharge revenue is generated by recovering increases in fuel costs above varying bases from our customers. Although our surcharge programs vary by customer, we target to receive approximately one penny per mile for every five cent increase in the Department of Energy’s weekly average diesel fuel index. Fuel surcharge revenue increased 42% from the second quarter of 2005 to the second quarter of 2006 and 45% from the first six months of 2005 to the first six months of 2006. The Department of Energy diesel fuel index increased to an average of $2.85 and $2.67 for the three and six month periods ended June 30, 2006 compared to $2.26 and $2.16 for the comparable periods in 2005. The increase in the average cost of fuel resulted in an increase in fuel surcharge revenue.

Other Revenue
      Other revenue is generated primarily by freight moved for our customers on rail or other purchased transportation. Other revenue increased 53% and 50% in the three and six month periods ended June 30, 2006, respectively, as compared to the comparative periods in 2005. These increases are primarily the result of our expansion in the intermodal business.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	($ thousands)
Total revenue	$813,127	$798,255	$1,576,139	$1,540,873
Less: Fuel surcharge revenue	126,968	89,439	226,024	155,808

Revenue excluding fuel surcharge revenue	$686,159	$708,816	$1,350,115	$1,385,065

OPERATING EXPENSES

Salaries, Wages and Employee Benefits

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	($ thousands)
Salaries, wages and employee benefits	$223,712	$250,604	$452,859	$499,667
% of revenue excluding fuel surcharge revenue	32.6%	35.4%	33.5%	36.1%
      Salaries, wages and employee benefits decreased by $26.9 million in the second quarter of 2006 compared to the second quarter of 2005 and $46.8 million in the first six months of 2006 compared to the same period in

2005. The change is primarily due to a decrease in driver wages resulting from a reduction in the number of miles driven by company drivers associated with our smaller fleet size. In addition, we have experienced a reduction in expenses related to fringe benefits and workers compensation. In the second quarter of 2006, we recorded a $4.8 million reduction in expense associated with a change in the discretionary match portion of our 401(k) program. The change reflects a reduction in our match for employees that do not themselves contribute to the plan. Over the past 18-24 months we have improved our workers compensation claims handling management, and this has resulted in a reduction in the number of claims and their subsequent development. We have always had fluctuations, positive and negative, based on the development of prior year claims and current year activity. The improvement this quarter of approximately $6.9 million and $7.4 million in the first quarter of 2006 was greater than normal. We expect to have continuing benefits from our improved workers compensation management practices. However, we would not expect fluctuations in the future to be at the levels experienced in the first two quarters of 2006. In addition, the increases in our revenue per loaded mile have more than offset our salaries and wage increases helping our salaries, wages and benefits to drop from 35.4% of revenue excluding fuel surcharge in the second quarter of 2005 to 32.6% in the second quarter of 2006 or 33.3% excluding the benefits from the change in the 401(k) program. For the first six months, salaries, wages and benefits have dropped from 36.1% in 2005 to 33.5% in 2006. Adjusted for the benefit from the change in the 401(k) program discussed above, salaries, wages and benefits would have been 33.9% for the six months ended June 30, 2006.
      From time to time the industry has experienced shortages of qualified drivers. If a more significant shortage were to occur over a prolonged period and increases in driver pay rates resulted in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.

Operating Supplies and Expenses

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	($ thousands)
Operating supplies and expenses	$65,404	$71,190	$127,008	$138,335
% of revenue excluding fuel surcharge revenue	9.5%	10.0%	9.4%	10.0%
      Operating supplies and expenses declined $5.8 million in the second quarter of 2006 compared to the second quarter of 2005 or from 10.0% of revenue excluding fuel surcharge revenue to 9.5%. For the first six months of 2006, operating supplies and expenses have dropped $11.3 million from the same period in 2005. These net reductions are the result of decreases in maintenance and road expenses associated with the smaller fleet and reductions in travel and other administrative costs, partially offset by increases in driver recruiting expenses.

Fuel Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	($ thousands)
Fuel expense	$169,707	$145,137	$313,868	$281,450
% of operating revenue	20.9%	18.2%	19.9%	18.3%
Company fuel cost per gallon	$2.71	$2.13	$2.54	$2.04
      Fuel expense increased $24.6 million to 20.9% of operating revenue in the second quarter of 2006 compared to 18.2% in the second quarter of 2005. For the first six months of the year, fuel expense has increased $32.4 million compared to the same period in 2005 or 160 basis points as a percent of operating revenue. These increases are the result of the increase in our average fuel cost per gallon, partially offset by a reduction in the number of gallons purchased. Since we are operating a smaller fleet in 2006 compared to

2005, the number of miles driven by our fleet has decreased and the amount of fuel required has declined accordingly.
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
      To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue received for company miles driven (as opposed to miles driven by our owner-operators or other third parties who pay for their own fuel) from our fuel expense. The result, referred to as net fuel expense, is evaluated as a percent of revenue less fuel surcharge revenue. These measures are shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	($ thousands)
Total fuel surcharge revenue	$126,968	$89,439	$226,024	$155,808
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	29,723	20,846	51,911	36,517

Company fuel surcharge revenue	$97,245	$68,593	$174,113	$119,291

Total fuel expense	$169,707	$145,137	$313,868	$281,450
Less: Company fuel surcharge revenue	97,245	68,593	174,113	119,291

Net fuel expense	$72,462	$76,544	$139,755	$162,159

% of revenue excluding fuel surcharge revenue	10.6%	10.8%	10.4%	11.7%
      Our net fuel expense as a percent of revenue excluding fuel surcharge revenue has decreased from 10.8% in the second quarter of 2005 to 10.6% in the second quarter of 2006. For the six months ended June 30, 2006 and 2005, our net fuel expense was 10.4% and 11.7%, respectively, which represents a decrease of 130 basis points. This indicates that our fuel surcharge program has effectively offset a significant portion of the impact of rising diesel fuel costs.

Purchased Transportation

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	($ thousands)
Purchased transportation	$147,852	$147,022	$286,439	$274,514
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	29,723	20,846	51,911	36,517

Purchased transportation excluding fuel surcharge reimbursement	$118,129	$126,176	$234,528	$237,997

% of revenue excluding fuel surcharge revenue	17.2%	17.8%	17.4%	17.2%
      Purchased transportation increased approximately $829,000 in the second quarter of 2006 compared to the second quarter of 2005. The fuel surcharge revenue reimbursed to owner-operators and other third parties increased $8.9 million in the quarter. Excluding these surcharges, purchased transportation dropped from 17.8% of revenue excluding fuel surcharge revenue in 2005 to 17.2% in the second quarter of 2006. Owner-operator miles as a percentage of total miles were 23.8% in the second quarter of 2006 compared to 24.8% in the second quarter of 2005. Increases in rail costs associated with the growth of the intermodal business were more than offset by the reduction in miles driven and associated payments made to owner-operators and other third parties in the second quarter of 2006.

      On a year-to-date basis, purchased transportation increased $11.9 million year over year. Fuel surcharge reimbursements to owner-operators and other third parties grew by $15.4 million. Excluding these fuel surcharge reimbursements, purchased transportation has increased from 17.2% of revenue excluding fuel surcharge revenue in the first six months of 2005 to 17.4% for the same period in 2006. For the six months ended June 30, 2006 and 2005, owner-operator miles as a percentage of total miles were 24.1% and 24.8%, respectively. On a year-to-date basis, the increases in the rail costs for the intermodal business were offset by the reduction in miles and associated costs of owner-operators and other third party expenses.
      In the second quarter of 2006, we revised our owner-operator fuel reimbursement program. Under the new program, we absorb all increases in fuel costs above a certain level to protect our owner-operators from additional increases in fuel prices. A significant increase or rapid fluctuation in fuel prices could significantly increase our purchased transportation costs due to fuel reimbursements to owner-operators under the new program.

Insurance and Claims

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	($ thousands)
Insurance and claims	$38,276	$39,620	$74,101	$80,014
% of revenue excluding fuel surcharge revenue	5.6%	5.6%	5.5%	5.8%
      Insurance and claims expense in the second quarter of 2006 decreased $1.3 million compared to the second quarter of 2005. The reduction is largely due to our smaller fleet size and decrease in miles driven which reduces our overall exposure. As a percentage of revenue excluding fuel surcharge revenue, insurance and claims in the quarter was consistent year over year. For the first six months of 2006, insurance and claims expense decreased $5.9 million compared to the first six months of 2005. In addition to the expense reduction experienced in the second quarter of 2006, we also recorded a $5.1 million favorable legal settlement in the first quarter of 2006. Excluding this benefit, our insurance and claims expense was 5.9% of revenue excluding fuel surcharge revenue for the first six months, compared to 5.8% in the same period for 2005.
      In June 2006, we began insuring risks through our wholly owned captive insurance company, Mohave Transportation Insurance Company. In addition to insuring our own risks, this subsidiary allows Swift to provide insurance policies to our owner-operators, which is expected to increase our insurance and claims by approximately $3 million per quarter. The expense is expected to be offset with premium income which will be classified as other revenue.
      As discussed in our Annual Report, we are self-insured for some portion of our liability, property damage and cargo damage risk due to uncovered deductible amounts under the third-party insurance policies we purchase. In December 2004, we entered into an agreement with insurance carriers to provide transportation liability insurance with an aggregate limit of $200 million for 2005 and 2006. The new policy increased the self-insured portion to $10 million per occurrence and was extended through the end of 2006. After reviewing actuarial studies of our loss history, frequency and severity, we determined this to be the optimal insurance solution for us at this time. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

Rental Expense, Depreciation, Amortization and Impairments

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	($ thousands)
Rental expense	$11,895	$15,439	$23,607	$32,317
% of revenue excluding fuel surcharge revenue	1.7%	2.2%	1.8%	2.3%
Depreciation, amortization and impairment expense	52,749	48,958	108,343	97,034
% of revenue excluding fuel surcharge revenue	7.7%	6.9%	8.0%	7.0%
Total rental expense, depreciation, amortization and impairments	$64,644	$64,397	$131,950	$129,351
% of revenue excluding fuel surcharge revenue	9.4%	9.1%	9.8%	9.3%
      Rental expense and depreciation expense are primarily driven by our fleet of tractors, trailers and containers shown below:

	June 30,	December 31,	June 30,
	2006	2005	2005

Tractors:*
Company
Owned	12,323	11,882	11,747
Leased	2,576	2,583	3,264

Total company	14,899	14,465	15,011
Owner-operator	3,145	3,466	3,617

Total	18,044	17,931	18,628

Average tractors available for dispatch*	16,350	17,383	17,776

Trailers	50,909	51,997	52,268

Containers	3,853	2,296	—

*	Total tractors owned and leased include tractors being prepared for service and tractors waiting to be returned under lease or resold at the end of our replacement program. Average tractors is calculated on a monthly basis and represents tractors available for dispatch during the quarter.
      Since the mix of our leased versus owned tractors varies, we believe it is best to combine our rental expense with our depreciation, amortization and impairment expense when comparing year over year results for analysis purposes. In the second quarter of 2006, the total of our rent, depreciation, amortization and impairment expense was relatively flat on a year over year basis. As a percentage of revenue excluding fuel surcharge revenue, the sum of these expenses increased to 9.4% in the second quarter of 2006 from 9.1% in the comparable prior year period. We have seen reductions in our expenses related to tractors and trailers as we have reduced the size of the fleet. These decreases have been offset by increases in depreciation associated with the trailer tracking technology as well as increases in both rent expense and depreciation associated with the intermodal containers. As we previously disclosed, we have assumed leases from the BNSF railroad for approximately 1,500 containers. We also purchased 1,500 containers late in 2005 and are currently in the process of purchasing an additional 2,000 containers.
      Year to date, rent, depreciation, amortization and impairment expense increased $2.6 million in 2006 compared to the first six months of 2005. As a percentage of revenue excluding fuel surcharge revenue, these expenses increased from 9.3% for the first six months of 2005 to 9.8% of 2006. This increase was driven by the expenses associated with our intermodal containers, trailer tracking technology and impairment charges on properties taken in the first quarter of 2006, partially offset by a reduction in expense associated with the smaller fleet of tractors.
      As previously disclosed, in 2003 and 2004 we amended our replacement cycle for our tractors from three years to five years. To implement these changes, the remaining net book value at the time of change is being depreciated on a straight-line basis over the remaining adjusted economic life to the revised residual value. The impact of changing the tractor’s lives that were owned as of October 1, 2002 is shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	($ thousands)
Earnings before income taxes	$(1,035)	$(1,270)	$(1,936)	$(1,654)
Net earnings	$(628)	$(775)	$(1,190)	$(1,009)
Diluted earnings per share	$(.01)	$(.01)	$(.02)	$(.01)
      Beginning in January of 2006, all new tractors will be placed on a three to four year replacement cycle. We believe that a four year cycle will decrease maintenance costs and improve driver satisfaction. The change in the replacement cycle for all new tractors placed in service is anticipated to increase depreciation expense as a result of shorter depreciable lives.
OTHER INCOME AND EXPENSES
      Our largest pre-tax non-operating expense is interest. Included in interest expense is the gain or loss calculated by recording our interest rate derivative agreements to market rates at the end of the period. The impact of the changes in the derivative agreements is shown in the table below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

	($ thousands)
Interest expense	$6,271	$7,900	$12,961	$12,872
Derivative agreements impact	600	(507)	1,411	1,308

Interest expense, net of derivative agreements	$6,871	$7,393	$14,372	$14,180

      Our interest expense, net of the impact of the derivative agreements, decreased $522,000 in the second quarter of 2006 compared to the second quarter of 2005. For the first six months, interest expense, net of the impact of derivative agreements, increased $192,000 between 2005 and 2006. For the three and six month periods ended June 30, 2006, our average debt balance was lower than the corresponding periods in 2005, but our average interest rates were higher. Our debt balance, which consists of the revolving line of credit, accounts receivable securitization, capital leases, senior notes and other debt was $500 million at June 30, 2006, $611 million at December 31, 2005 and $625 million at June 30, 2005.
      For the second quarter, other (income) expense improved $616,000 in 2006 compared to 2005 primarily due to a reduction in our portion of the losses of Transplace. Other income in the first quarter of 2005 included a $4.4 million gain on the sale of real estate.
LIQUIDITY AND CAPITAL RESOURCES
      Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Six Months Ended
	June 30,

	2006	2005

	($ thousands)
Net cash provided by operating activities	$196,924	$146,229
Net cash used in investing activities	$(81,519)	$(182,042)
Net cash (used in) provided by financing activities	$(99,432)	$12,372

      Net cash provided by operating activities increased $50.7 million from the six months ended June 30, 2005 as compared to the six months ended June 30, 2006. Pre-tax operating income adjusted for non-cash items such as depreciation, amortization and impairment charges increased $75.1 million during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005. This increase was offset by an increase in tax payments of $21.0 million between the six months ended of 2005 and 2006.
      In the first six months of 2006, we used $81.5 million in cash for investing activities compared to $182.0 million in the first six months of 2005. The decrease in the cash used in investing activities was primarily the result of the $113.9 million reduction in capital expenditures resulting from our strategy to minimize purchases of tractors in the first quarter of 2006, which is typically a slow season for the truckload transportation market. A summary of our capital expenditures by category is shown below:

	Six Months Ended
	June 30,

	2006	2005

	($ thousands)
Revenue equipment:
Tractors	$112,153	$194,185
Trailers/ Containers	12,504	38,558
Facilities	6,064	11,259
Other	149	768

Total Capital Expenditures	$130,870	$244,770

Less: Proceeds from Sales of Equipment	(43,224)	(61,302)

Net Capital Expenditures	$87,646	$183,468

      Regarding our financing activities, in 2006 we repaid $110.8 million of borrowings on our revolving line of credit, receivable securitization and other debt compared to $10 million of borrowings in the first six months of 2005, net of repayments on other debt of $6.7 million. We received $54.1 million from the proceeds for the issuance of common stock under our stock option and stock purchase plans with which we repurchased $52.0 million of our common stock in the first six months of this year. In the comparable period for 2005 we received $9.0 million from the proceeds for the issuance of common stock under our stock option and stock purchase plans. We did not repurchase common stock during the first six months of 2005.

Working Capital
      As of June 30, 2006 and December 31, 2005 we had a working capital deficit of $19.3 million and $93.6 million, respectively. The accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization, but the increase in fixed assets or treasury stock is not included in working capital.

Credit Facilities
      As of June 30, 2006, we had $85.0 million of borrowings and $196.5 million of letters of credit outstanding on our $550 million line of credit, leaving $268.5 million available. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 40 to 100 basis points, as defined in the Credit Agreement (62.5 basis points as of June 30, 2006). The unused portion of the line of credit is subject to a commitment fee ranging from 8 to 17.5 basis points (12.5 basis points as of June 30, 2006). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. As of June 30, 2006 we are in compliance with these debt covenants.

      Our accounts receivable securitization allows us to receive up to $300 million of proceeds, subject to eligible trade accounts receivable. Under the agreement amended in December 2005, the committed term was extended to December 20, 2006. As of June 30, 2006, we had received sales proceeds of $215.0 million.

Capital Commitments and Expenditures
      As of June 30, 2006, we had $422.9 million of commitments outstanding to acquire replacement and additional revenue equipment through 2007. We have the option to cancel tractor purchase orders with 90 days notice. We anticipate spending approximately $222 million and $290 million for tractors in 2006 and 2007, respectively, and approximately $30 million and $91 million on trailers and containers in 2006 and 2007, respectively. We believe we will be able to support these acquisitions of revenue equipment with cash flows from operating activities, lease financings and borrowings.
      As of June 30, 2006, we had approximately $3.2 million of non-revenue equipment purchase commitments. These commitments are primarily for facilities and equipment. We anticipate spending approximately $15 million during the remainder of the year for various facilities and information technology upgrades. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.
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

Forward Looking Statements
      This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” “estimates,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, our focus on activities we expect will enable profitable growth, expectations regarding the effectiveness of company wide cost control initiatives in achieving bottom-line profit growth, plans to increase our intermodal business and service for intermodal customers, expectations regarding acquisition of containers, anticipated size of our container fleet, our anticipation of continuing challenges related to our fleet management process and driver availability, expectation of the resolution of disagreements with IEL and the continuing nature of the IEL relationship, expectations of increases in the cost of new engines and low-sulfur fuel related to stricter EPA regulations, expectations of fuel costs, plans to maximize the number of revenue miles per tractor and minimize our deadhead driven, our focus on using total revenue excluding fuel surcharge revenue as measure for all costs, expectations regarding future workers compensation claims expense, our ability to effectively protect against fuel cost increases (including fuel reimbursements to owner-operators) by maintaining a fuel efficient fleet and implementing fuel surcharges, our expectations regarding the sale of assets held for sale, our belief regarding the effect of resolution of current claims and litigation, our focus on combined rental, depreciation, amortization and impairment expense, anticipated benefits from our four year replacement cycle for new tractors, anticipated spending and financing for equipment, financing needs and plans, our expectations regarding insurance and claims expense (including additional risks associated with our captive insurance subsidiary) and other revenue, our estimate of the impact of inflation, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Further, nothing herein shall constitute an adoption or approval of any analyst report regarding Swift, nor any undertaking to update or comment upon analysts’ expectations in the future.
      As to Swift’s business and financial performance generally, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: adverse developments in our relationship with IEL and, by extension, owner-operators whose tractors are financed by IEL; the impact of our new owner-operator fuel surcharge reimbursement program on operating results; excess capacity in the trucking industry; significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees, insurance premiums and driver compensation, to the extent not offset by increases in freight rates or fuel surcharges; recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as retail and manufacturing) in which Swift has a significant concentration of customers; seasonal factors such as harsh weather conditions that increase operating costs; continuing difficulties in driver recruitment or retention issues involving Company drivers and/or owner-operators; increases in driver compensation to the extent not offset by increases in freight rates; the inability of Swift to continue to secure acceptable financing arrangements; an adverse determination by the FMSCA with respect to Swift’s safety rating and any resulting loss of customers or potential customers or material increase in insurance costs; an unanticipated increase in the number or dollar amount of claims for which Swift is self insured or for which Swift has financial exposure through the policies underwritten through its captive insurance subsidiary; fluctuations in workers’ compensation claims, which have benefited recent operating results due to improved claims management, but are not expected to continue at such levels in future periods; competition from trucking, rail and intermodal competitors; our ability to sell assets held for sale at or above their net book value; the potential impact of current litigation, regulatory issues, or other government actions; a possible adverse impact on the trading price of the Company’s common stock as a result of the adoption of the Stockholders Protection Agreement; and a significant reduction in or termination of Swift’s trucking services by a key customer.
      Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including Risk Factors, the Notes to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. A discussion of these and other factors that could cause Swift’s results to differ materially from those described in the forward-looking statements can be found in Item 1A of this Form 10-Q and Item 1A in the most recent Annual Report on Form 10-K of Swift, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site (http://www.sec.gov), which is incorporated herein by reference.
INFLATION
      Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect our results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years with the exception of fuel. Our average fuel cost per gallon has increased 25% from the first six months of 2005 to the first six months of 2006. In the first six months of 2006 and throughout 2005, the majority of this increase in costs was passed on to our customers through a corresponding increase in fuel surcharge revenue. Therefore, the impact of the increased fuel costs on our operating results was not significant. If fuel costs continue to escalate and we are unable to recover these costs with applicable fuel surcharges, it would have an adverse effect on our operations and profitability.
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
      We have interest rate exposure arising from our line of credit ($85 million) and accounts receivable securitization ($215 million), which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). There are no leverage options or prepayment features for the interest rate swaps. The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $2.3 million.

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
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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
      As previously disclosed, beginning in November 2004, three putative shareholder class action lawsuits (Davidco Investors LLC v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02435; Greene v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02492; and Tuttle v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02874) were filed in the United States District Court for the District of Arizona against us and certain of our directors and officers, alleging violations of federal securities laws related to disclosures made by us regarding driver pay, depreciation, fuel costs and fuel surcharges; the effects of the FMCSA revised hours-of-service regulations; the effects of a purported change in our FMCSA safety rating; Swift’s stock repurchase program; and certain stock transactions by two of the individual defendants. The complaints sought unquantified damages on behalf of the putative class of persons who purchased our common stock between October 16, 2003 and October 1, 2004. On April 29, 2005, the Court issued an order consolidating the cases as In re Swift Transportation Co., Inc. Securities Litigation, Master File No., CV-04-2435-PHX-NVW. On June 8, 2005, the Court appointed United Food and Commercial Workers Local 1262 and Employers Pension Plan as the lead plaintiff. Thereafter, lead plaintiff filed a consolidated amended complaint on August 19, 2005. The consolidated amended complaint sought unquantified damages on behalf of a putative class of persons who purchased Swift’s common stock between October 16, 2003 and September 15, 2004. The allegations in the consolidated amended complaint are substantially similar to those in the previously filed complaints. Defendants filed a motion to dismiss the consolidated amended complaint on October 21, 2005. Both lead plaintiffs’ opposition to that motion and defendants’ reply brief have been filed. Oral arguments were heard on February 17, 2006 on defendants’ motion to dismiss the complaint. On March 26, 2006, the Court issued an Order dismissing the consolidated amended complaint with leave to amend, except as to certain of plaintiffs’ allegations which were dismissed with prejudice.
      As previously reported in our Form 10-Q filed on May 10, 2006, on April 28, 2006, the parties stipulated and agreed that the plaintiffs would dismiss their remaining claims with prejudice, and that each party would bear its own costs. The District Court entered the corresponding Order dismissing plaintiffs’ claims with prejudice on May 1, 2006.
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
      On March 24, 2006, the above mentioned nominal plaintiff filed a substantially similar shareholder derivative complaint in the District Court for Clark County, Nevada, entitled Rivera v. Moyes, et al., Case No. A519346, against certain of our current and former directors and officers, alleging breaches of fiduciary duty and unjust enrichment.
      The impact of the final disposition of the shareholder derivative action cannot be assessed at this time.
      Additionally, information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 1A.	RISK FACTORS
      Risk factors noted below should be considered in addition to the other information set forth in this report and the risk factors discussed in Part I, “Item 1A. Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. These are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may material adversely affect our business, financial condition and/or operating results.

Insuring risk through our wholly-owned captive insurance company could adversely impact our operations.
      In June 2006, we started to insure risk through our wholly-owned captive insurance company, Mohave Transportation Insurance Company (“Mohave”). In addition to insuring our own risk, Mohave will provide insurance policies to our owner-operators in exchange for an insurance premium to be paid to Mohave. Mohave will reinsure a portion of its risk into a risk pooling arrangement, with unrelated third-party insurance providers. Our inability to access these reinsurance markets may require us to retain additional risk, which could expose the Company to volatility claim losses. Additionally, an increase in the number of claims for which we insure our owner-operators through Mohave could adversely impact our operations.

Our wholly-owned captive insurance company is subject to substantial government regulation.
      State authorities regulate our insurance subsidiary in the states in which it does business. These regulations generally are intended for the protection of policy holders rather than stockholders. The nature and extent of these regulations typically involve: approval of premium rates for insurance; standards of solvency and minimum amounts of statutory capital surplus that must be maintained; limitations on types and amounts of investments; regulation of dividend payments and other transactions between affiliates; regulation of reinsurance; regulation of underwriting and marketing practices; approval of policy forms; methods of accounting; and filing of annual and other reports with respect to financial condition and other matters.

Additionally, these regulations may impede or impose burdensome conditions on rate increases or other actions that we might want to take to implement our business strategy and enhance our operating results.

Our owner-operator fuel surcharge reimbursement program could adversely impact our operating results.
      Pursuant to our new owner-operator fuel reimbursement program, we absorb all increases in fuel costs above a certain level to protect our owner-operators from additional increases in fuel prices. A significant increase or rapid fluctuation in fuel prices could significantly increase our purchased transportation costs due to potentially higher reimbursement rates under the new fuel reimbursement program.

Adverse developments in our relationship with Interstate Equipment Leasing, Inc. could negatively impact our operations and profitability.
      We have been negotiating the terms of our business relationship with Interstate Equipment Leasing, Inc. (“IEL”), a company wholly-owned by Mr. Jerry Moyes, currently a director and formerly Chairman of the Board and CEO of the Company. IEL primarily provides equipment and financing to approximately 2,100 owner-operators. IEL financed owner-operators constitute approximately two-thirds of the Company’s owner-operators and are a critical component to the Company’s operations. There are various disagreements involved in the negotiations and our attempt to properly document the related party transactions with IEL. It is uncertain at this time whether these disagreements can be resolved amicably and we cannot be sure of the nature of the relationship going forward. A dispute with IEL or a loss of owner-operators financed by IEL could adversely impact our operations and profitability.

Our Stockholder Protection Rights Agreement could have an adverse impact on the trading price of the Company’s common stock.
      Our Stockholder Protection Rights Agreement includes provisions relating to qualifying offers, which could delay, prevent or make more difficult a merger, tender offer, proxy contest or other change of control.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      Items 2(a) and (b) are not applicable.
      On September 19, 2005, we adopted and implemented a new repurchase program, under which we may acquire our common stock using the proceeds received from the exercise of stock options to minimize the dilution from the exercise of stock options. The purchases will be made in accordance with SEC rules 10b5-1 and 10b-18, which limit the amount and timing of our repurchases and removes any discretion with respect to our purchases. The timing and amount of shares repurchased is dependent upon the timing and amount of employee stock option exercises. There is no expiration date under the program. At this time, we cannot reliably estimate the pattern of employee stock option exercises and resulting share repurchases. Our share repurchases for the second quarter of 2006, were as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate Dollar
			Shares Purchase as	Value of Shares)
	Total Number	Average Price	Part of Publicly	That May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

April 1, 2006 - April 30, 2006	655,789	$30.91	655,789	*
May 1, 2006 - May 31, 2006	107,763	$31.91	107,763	*
June 1, 2006 - June 30, 2006	28,589	$30.11	28,589	*

Total	792,141		792,141

*	Because the timing and amount of shares repurchased is dependent upon future employee stock option exercises, the amount of future share repurchases cannot be reliably estimated.

ITEM 3.	NOT APPLICABLE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      The Company’s Annual Meeting of Stockholders was held on May 23, 2006. At the Annual Meeting, the stockholders elected Robert W. Cunningham, David Goldman and Samuel Cowley to serve as Directors for three-year terms. Jerry C. Moyes, Alphonse E. Frei, Jock Patton, Karl Eller, Paul M. Mecray, III and Karen E. Rasmussen continued as Directors after the meeting. Additionally, the stockholders ratified the selection of KPMG LLP as the independent registered public accounting firm for fiscal year 2006.
      Stockholders representing 64,248,873 shares or 86.7% of the outstanding shares were present in person or by proxy at the Annual Meeting. A tabulation with respect to each nominee and the other proposal follows:

			Votes Against
			or Withheld	Broker
	Votes Cast	Votes For	and Abstentions	Non Votes

Election of Robert W. Cunningham	63,248,673	62,915,287	333,386	—
Election of David Goldman	64,248,673	57,088,482	7,160,191	—
Election of Samuel C. Cowley	64,248,573	62,646,320	1,602,253	—
Ratification of selection of KPMG LLP as the independent registered public accounting firm for fiscal year 2006	64,248,673	64,113,594	135,079	—

ITEM 5.	NOT APPLICABLE

ITEM 6.	EXHIBITS

Exhibit			Page or
Number		Description	Method of Filing

Exhibit 3.1	—	Form of Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002
Exhibit 3.2	—	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated October 27, 2005
Exhibit 3.3	—	Stockholder Protection Rights Agreement, dated as of July 18, 2006 (the “Rights Agreement”), between Swift Transportation Co., Inc. (the “Corporation” and Mellon Investors Service, LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Participating Preferred Stock of the Corporation.	Incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K dated July 19, 2006
Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Robert W. Cunningham, Chief Executive Officer and President	Filed herewith
Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Glynis Bryan, Chief Financial Officer	Filed herewith
Exhibit 32	—	Section 1350 Certification of Robert W. Cunningham and Glynis Bryan	Furnished herewith

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION CO., INC.

/s/ Robert W. Cunningham

(Signature)
Robert W. Cunningham
Chief Executive Officer and President
Date: August 7, 2006

/s/ Glynis Bryan

(Signature)
Glynis Bryan
Chief Financial Officer
Date: August 7, 2006

EXHIBIT INDEX

Exhibit			Page or
Number		Description	Method of Filing

Exhibit 3.1	—	Form of Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002
Exhibit 3.2	—	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated October 27, 2005
Exhibit 3.3	—	Stockholder Protection Rights Agreement, dated as of July 18, 2006 (the “Rights Agreement”), between Swift Transportation Co., Inc. (the “Corporation” and Mellon Investors Service, LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Participating Preferred Stock of the Corporation.	Incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K dated July 19, 2006
Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Robert W. Cunningham, Chief Executive Officer and President	Filed herewith
Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Glynis Bryan, Chief Financial Officer	Filed herewith
Exhibit 32	—	Section 1350 Certification of Robert W. Cunningham and Glynis Bryan	Furnished herewith