Form 10-Q
period 2006-09-30
SWIFT TRANSPORTATION CO INC
filed 2006-11-08
CIK 863557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 6, 2006)

Common stock, $.001 par value: 74,908,124 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash	$32,606	$13,098
Accounts receivable, net	357,576	328,701
Equipment sales receivable	12,510	6,127
Current portion of notes receivable	1,208	635
Inventories and supplies	10,890	12,948
Prepaid taxes, licenses and insurance	24,439	40,495
Assets held for sale	36,052	29,791
Deferred income taxes	25,935	22,319

Total current assets	501,216	454,114

Property and equipment, at cost:
Revenue and service equipment	1,861,877	1,869,832
Land	88,465	90,235
Facilities and improvements	304,588	302,680
Furniture and office equipment	84,441	81,504

Total property and equipment	2,339,371	2,344,251
Less accumulated depreciation and amortization	770,227	713,782

Net property and equipment	1,569,144	1,630,469

Notes receivable, less current portion	18,710	22,259
Other assets	16,581	17,228
Customer relationship intangible, net	35,985	38,272
Goodwill	56,188	56,188

Total assets	$2,197,824	$2,218,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,363	$108,027
Accrued liabilities	80,761	74,720
Current portion of claims accruals	119,471	116,823
Current portion of obligations under capital leases	—	1,786
Fair value of guarantees	846	1,360
Securitization of accounts receivable	205,000	245,000

Total current liabilities	510,441	547,716

Borrowings under revolving credit agreement	40,000	164,000
Senior notes	200,000	200,000
Claims accruals, less current portion	143,103	135,458
Deferred income taxes	302,075	299,393
Fair value of interest rate swaps	1,009	1,919

Total liabilities	1,196,628	1,348,486

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share
Authorized 1,000,000 shares; none issued	—	—
Common stock, par value $.001 per share
Authorized 200,000,000 shares; 100,478,445 and 97,198,554 shares issued at September 30, 2006 and December 31, 2005, respectively	100	97
Additional paid-in capital	473,103	403,868
Retained earnings	983,980	867,460
Treasury stock, at cost (25,600,961 and 23,558,507 shares at September 30, 2006 and December 31, 2005, respectively)	(455,403)	(400,780)
Accumulated other comprehensive income	(584)	(601)

Total stockholders’ equity	1,001,196	870,044

Total liabilities and stockholders’ equity	$2,197,824	$2,218,530

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands, except share data)

Operating revenue	$815,046	$812,934	$2,391,185	$2,353,807

Operating expenses:
Salaries, wages and employee benefits	216,103	265,505	668,962	765,172
Operating supplies and expenses	72,378	77,300	199,386	215,635
Fuel	169,069	162,782	482,937	444,232
Purchased transportation	153,705	152,841	440,144	427,355
Rental expense	13,020	12,949	36,627	45,266
Insurance and claims	41,243	32,355	115,344	112,369
Depreciation, amortization and impairment	65,810	57,589	174,153	154,623
Gain on disposal of property and equipment	(60)	(702)	(728)	(1,513)
Communication and utilities	7,379	6,890	21,710	22,570
Operating taxes and licenses	14,474	17,338	44,050	51,957

Total operating expenses	753,121	784,847	2,182,585	2,237,666

Operating income	61,925	28,087	208,600	116,141

Other (income) expenses:
Interest expense	7,272	6,419	20,233	19,291
Interest income	(622)	(576)	(1,430)	(1,324)
Other	(240)	1,534	(702)	(3,241)

Other (income) expenses, net	6,410	7,377	18,101	14,726

Earnings before income taxes	55,515	20,710	190,499	101,415
Income taxes	22,008	8,078	73,979	39,555

Net earnings	$33,507	$12,632	$116,520	$61,860

Basic earnings per share	$.45	$.17	$1.56	$.86

Diluted earnings per share	$.44	$.17	$1.54	$.84

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)
	(In thousands)

Net earnings	$33,507	$12,632	$116,520	$61,860
Other comprehensive income:
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $16, $15, $46 and $43, respectively	25	23	73	70
Foreign currency translation	91	25	(56)	(124)

Comprehensive income	$33,623	$12,680	$116,537	$61,806

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Common Stock		Additional			Other	Total
		Par	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Value	Capital	Earnings	Stock	Income	Equity
	(Unaudited)
	(In thousands, except share data)

Balances, December 31, 2005	97,198,554	$97	$403,868	$867,460	$(400,780)	$(601)	$870,044
Issuance of common stock under stock option plans and employee stock purchase plan	3,279,891	3	56,800				56,803
Income tax benefit arising from the exercise of stock options			9,881				9,881
Amortization of deferred compensation			2,554				2,554
Purchase of 2,042,454 shares of treasury stock					(54,623)		(54,623)
Reclassification of cash flow hedge to interest expense						73	73
Foreign currency translation						(56)	(56)
Net earnings				116,520			116,520

Balances, September 30, 2006	100,478,445	$100	$473,103	$983,980	$(455,403)	$(584)	$1,001,196

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net earnings	$116,520	$61,860
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairments	175,032	157,344
Deferred income taxes	(934)	(3,871)
Income tax benefit arising from the exercise of stock options	—	2,107
Provision for losses on accounts receivable	7,149	3,997
Equity losses of Transplace	2,341	2,432
Amortization of deferred compensation	2,554	13,990
Change in fair market value of interest rate swaps	(910)	(2,649)
Gain on sale of non-operating property and equipment	(204)	(4,550)
Gain on disposal of property and equipment	(728)	(1,513)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(35,388)	(8,583)
Inventories and supplies	2,059	(1,049)
Prepaid expenses	16,055	(13,339)
Other assets	37	(158)
Accounts payable, accrued and other liabilities	16,256	57,595

Net cash provided by operating activities	299,839	263,613

Cash flows from investing activities:
Proceeds from sale of autohaul assets	—	28,500
Proceeds from sale of property and equipment	46,507	64,821
Capital expenditures	(189,799)	(374,085)
Payments received on assets held for sale	10,772	4,002
Payments received on equipment sale receivables	6,127	4,464
Issuance of note receivable to Transplace	—	(6,331)

Net cash used in investing activities	(126,393)	(278,629)

Cash flows from financing activities:
Repayments of long-term debt and capital leases	(1,786)	(8,731)
Payment of deferred loan costs	(230)	—
Repayments of borrowings under line of credit	(124,000)	(10,000)
Change in borrowings under accounts receivable securitization	(40,000)	5,000
Income tax benefit from exercise of stock options	9,881	—
Proceeds from issuance of common stock under stock option plans	56,803	11,944
Accumulated other comprehensive loss	73	70
Purchase of treasury stock	(54,623)	—

Net cash used in financing activities	(153,882)	(1,717)

Effect of exchange rate changes on cash	(56)	(208)

Net increase (decrease) in cash	19,508	(16,941)
Cash at beginning of period	13,098	28,245

Cash at end of period	$32,606	$11,304

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$18,657	$19,256

Income taxes	$82,141	$39,246

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables	$12,510	$28,652

Equipment purchase accrual	$4,101	$15,477

Notes receivable from sale of autohaul assets	$—	$17,635

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of SFAS 157 on its consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact that SAB 108 may have on the Company’s consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, of this standard on its consolidated financial statements.

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

The Company’s net income for the three months ended September 30, 2006 and 2005 includes $738,000 and $7.9 million respectively, of compensation costs, net of tax, respectively, related to the Company’s share-based compensation arrangements. For the nine months ended September 30, 2006 and 2005, net income includes $1.6 million and $8.5 million, respectively, of compensation costs, net of tax, respectively, related to the Company’s share-based compensation arrangements. In September 2005, the Compensation Committee of the Company’s Board of Directors accelerated the vesting of all outstanding and unvested employee stock options. There were 7.3 million options accelerated of which 3.7 million options had a strike price in excess of the fair market value of $18.42 on the acceleration date. At the time of acceleration, the options that were originally awarded at a discount from market value became retroactively subject to new tax regulations regarding deferred compensation which impose a 20% excise tax to income created by the exercise of these options after December 31, 2005. The remaining options that were accelerated allowed, among other things, the Company to recognize an expense in 2005 which was significantly less than the compensation expense that would be recognized beginning in 2006 in accordance with SFAS 123(R). The vesting periods for stock options held by the non-employee members of the Board of Directors were not accelerated. The Company recorded a $12.4 million non-cash expense in September 2005 to account for the acceleration. To assist employees in addressing the new deferred compensation rules, the Company allowed employees to voluntarily amend stock option agreements to change the exercise date to a future date. As a result of these amendments, the grant of subsequent option awards and the non-acceleration of stock options of non-employee members of the Board of Directors, not all outstanding options are reflected as exercisable in the summary of activity chart below.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the predecessor to SFAS 123(R), in the three and nine months ended September 30, 2005 when the Company was accounting for stock-based employee compensation expense under APB No. 25, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net earnings (in thousands)
As Reported	$12,632	$61,860
Add: Compensation expense, using intrinsic method, net of tax	7,939	8,534
Deduct: Compensation expense, using fair value method, net of tax	(49,747)	(53,620)

Pro forma	$(29,176)	$16,774

Basic earnings per share
As Reported	$.17	$.86

Pro forma	$(.40)	$.23

Diluted earnings per share
As Reported	$.17	$.84

Pro forma	$(.40)	$.23

Pro forma net earnings for the three and nine months ended September 30, 2005 reflect only options granted in 1995 through September 30, 2005. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net earnings amounts presented above because compensation cost is reflected over the options’ vesting period and compensation cost for options granted prior to January 1, 1995 is not considered under SFAS No. 123.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock Option Plans

The Company has granted a number of stock options under various plans. Beginning in April 2006, the Company granted options to employees, which vest pro-rata over a five year period and have exercise prices equal to 100 percent of the market price on the date of grant. The options expire seven years following the grant date. Prior to April 2006, options granted by the Company to employees generally vested 20 percent per year beginning on the fifth anniversary of the grant date or pro-rata over a nine year period. The options awards expire ten years following the date of grant. The exercise prices of the options with nine year vesting periods were generally granted equal to 85 to 100 percent of the market price on the grant date. Options granted to Swift non-employee directors have been granted with an exercise price equal to 85 percent or 100 percent of the market price on the grant date, vest over four years and expire on the sixth anniversary of the grant date. As of September 30, 2006, the Company is authorized to grant an additional 4.7 million shares.

A summary of the activity of the Company’s fixed stock option plans as of September 30, 2006 and changes during the period then ended is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2006	6,467,398	$18.05
Granted	525,400	$23.11
Exercised	(3,147,285)	$17.10
Forfeited or expired	(172,879)	$19.72

Outstanding at September 30, 2006	3,672,634	$19.51	5.88	$15,900,414

Exercisable at September 30, 2006	2,385,653	$19.07	6.94	$11,141,859

The weighted-average grant date fair value of options granted during the three and nine months ended September 30, 2006 were $11.97 and $9.95, respectively. For the three and nine months ended September 30, 2005, the weighted-average grant date fair value of options granted were $12.42 and $12.60, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $1.0 million and $29.4 million, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was $2.5 million and $7.4 million, respectively.

As of September 30, 2006, there was $6.0 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.4 years.

Pursuant to the Company’s repurchase program, the Company may acquire its common stock using the proceeds received from the exercise of stock options to minimize the dilution from the exercise of stock options. The purchases are made in accordance with SEC rules 10b5-1 and 10b-18, which limit the amount and timing of repurchases and removes any discretion with respect to purchases on the part of the Company. The timing and amount of shares repurchased is dependent upon the timing and amount of employee stock option exercises. At this time, the Company cannot reliably estimate the pattern of employee stock option exercises and resulting share repurchases.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. The following weighted-average assumptions were used to determine the fair value of the stock options granted during the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Dividend yield	0%	0%	0%	0%
Expected volatility	42%	45%	41%	45%
Risk free interest rate	4.92%	4.50%	4.79%	4.47%
Expected lives (in years)	5.0	9.0	5.0	8.1

The expected lives of the options are based on the historical and expected future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company’s common stock. The risk-free interest rate is based upon the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan, the Company is authorized to issue up to 6.5 million shares of common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Each employee is restricted to purchasing during each period a maximum of $12,500 of stock determined by using the beginning-of-period price. During the nine months ended September 30, 2006 and 2005, the Company issued 135,072 and 142,526 shares at an average price per share of $17.47 and $17.99, respectively under the employee stock purchase plan. No shares were issued under the plan during the three months ended September 30, 2006 and 2005. As a result of the adoption of SFAS 123(R) in January 2006, total compensation expense related to the Plan was $395,000 and $1.1 million for the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, the Company is authorized to issue an additional 3.3 million shares.

Note 4.	Notes Receivable

In January 2005, the Company loaned $6.3 million to Transplace Texas, LP, a subsidiary of Transplace, Inc. in which the Company owns an equity interest of approximately 29%. This note receivable is being reduced as the Company records its portion of the losses incurred by Transplace. As of September 30, 2006, this note has been reduced by approximately $5.8 million. At such time as the note is repaid in full, the amount of losses previously recorded as a reduction of the note receivable will be recognized as a gain.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Notes receivable consist of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)

Note receivable of $6,331,000 from Transplace, net of equity losses bearing interest of 6% per annum and principal due and payable on January 7, 2007	$500	$2,841
Notes receivable from Auto Carrier Holdings, Inc.:
(1) $17,000,000 accruing interest at 1.5% through April 2006 and 4% thereafter due and payable quarterly in arrears. Principal is due and payable in quarterly installments of $354,167 beginning June 30, 2007 through March 31, 2011. The maturity date is April 2011	17,000	17,000
(2) $635,000 accruing interest at 4% payable quarterly, principal due January 15, 2006	—	635
Note receivable from Transportes EASO, payable on demand	2,418	2,418

	19,918	22,894
Less current portion	(1,208)	(635)

Notes receivable, less current portion	$18,710	$22,259

Note 5.	Assets Held for Sale

In March 2006, the Company determined certain trailers would not be utilized in ongoing operations. The Company reclassified these trailers to assets held for sale which are recorded at the lower of depreciated cost or fair value less costs to sell. A summary of our assets held for sale by category is as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)

Land and facilities	$3,306	$2,553
Revenue equipment	32,746	27,238

Assets held for sale	$36,052	$29,791

Note 6.	Impairment of Equipment and Property

In September 2006, the Company identified and recorded an impairment charge of $7.8 million associated with the fleet of translucent trailers previously designated as assets held for sale in March 2006. The impairment was the result of the deterioration in their market values. The Company expects to sell these trailers over the next twelve months. Additionally, in September 2006, the Company identified and recorded an impairment charge of $1.4 million related to real property and equipment in Mexico.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Note 7.	Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)

Net earnings	$33,507	$12,632	$116,520	$61,860

Weighted average shares:
Common shares outstanding for basic earnings per share	74,863	72,678	74,464	72,322
Equivalent shares issuable upon exercise of stock options	1,029	1,165	1,346	1,516

Diluted shares	75,892	73,843	75,810	73,838

Basic earnings per share	$.45	$.17	$1.56	$.86

Diluted earnings per share	$.44	$.17	$1.54	$.84

For the three and nine months ended September 30, 2006, options to purchase 616,000 and 511,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as a result of the option purchase price exceeding the average market price of the common shares.

Note 8.	Contingencies

The Company is involved in certain claims and pending litigation primarily arising from the normal course of business. Based on the knowledge of the facts and, in certain cases, opinions of outside counsel, management believes the resolution of current claims and pending litigation will not have a material adverse effect on the financial condition of the Company.

Note 9.	Stockholders’ Equity

On July 18, 2006, the Board of Directors of the Company declared a dividend payable July 31, 2006 of one right (a “Right”) for each outstanding share of common stock of the Company held of record at the close of business on July 31, 2006 and for each share issued thereafter. The Rights were issued pursuant to a Stockholders Protection Rights Agreement, which governs the terms of the Rights. The Rights Agreement is designed to protect the Company’s shareholders against coercive tender offers, inadequate offers, and abusive or coercive takeover tactics and ensure all the Company’s shareholders receive fair and equal treatment in the event of any unsolicited attempts to take over the Company. Following a triggering event (as described in the Rights Agreement), each Right entitles its registered holder, other than an acquiring person that causes the triggering event, to purchase from the Company, one one-hundredth of a share of Participating Preferred Stock, $0.001 par value, for $150, subject to adjustment. The Rights will not become exercisable until, among other things, the business day following the tenth business day after either any person commences a tender or exchange offer which, if consummated, would result in such person acquiring beneficial ownership of 20% or more of the Company’s outstanding common stock or a person or group has acquired 20% or more of the Company’s outstanding common stock (or, in the case of an existing holder of more than 20%, such person or group has acquired an additional .01% of the outstanding common stock, subject to certain exceptions). The Rights will expire on the close of business on July 18, 2009 or on the date on which the Rights are redeemed by the Board of Directors.

Note 10.	Subsequent Event

On November 3, 2006, the Company received a letter from Mr. Jerry Moyes, the Company’s largest shareholder, a current Director, and a former Chairman of the Board and CEO of Swift, proposing to acquire all of the Company’s outstanding common stock in an all-cash transaction at a price of $29.00 per share. The Company’s Board of Directors has formed a Special Committee to review and evaluate the proposal consistent with its fiduciary duties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are the largest publicly traded truckload carrier in the United States operating a fleet of approximately 18,400 tractors and 50,900 trailers and traveling nearly 35 million miles every week. We operate out of 33 major terminals in 28 states and Mexico combining strong regional operations, an expanding intermodal operation and various specialty and dedicated services. The principal commodities that we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food products, beverages and beverage containers and building materials. We operate in predominantly one industry, road transportation, as a truckload motor carrier and thus have only one reportable segment.

Our operating and business strategy is focused on the following key initiatives:

•	Bottom Line Growth — improving profitability through our focus on increasing asset utilization, reducing deadhead, controlling costs, increasing fuel surcharge recovery and increasing our revenue per loaded mile

•	Network Management — utilizing prioritization and optimization tools to balance freight flows, increase velocity and improve utilization

•	Grow Complementary Businesses — expanding intermodal and dedicated transportation services as well as operations in Mexico

From the second quarter of 2005 through September 2006, we reduced our quarterly average of tractors available for dispatch by 1,350 units or approximately 7.6%. The purpose of this reduction was to drive efficiencies with our smaller fleet by utilizing our network management tools to select and prioritize freight based on rates, traffic lanes and effectiveness within our network. We believe this strategy and company wide cost control initiatives have enabled us to focus on achieving bottom-line profit growth. In addition, we are continuing to expand our intermodal services through the acquisition of 53 foot containers that are used to transport freight on the rail networks with pick-up and delivery service by truck, which is known as drayage. We believe that controlling our own containers and utilizing our extensive terminal network and over-the-road capabilities to complete the dray requirements for many shipments will enable us to offer complete door-to-door service for our customers.

In the third quarter of 2005, we began expanding our intermodal business by assuming certain leases for 53 foot North American Container System (NACS) containers from the BNSF Railway. We expect that during the fourth quarter of 2006, our intermodal container fleet will consist of approximately 1,500 units assumed from BNSF, 1,500 units purchased in 2005 and 2,000 units purchased in 2006 for a total of approximately 5,000 53 foot containers.

As we discussed in the second quarter of 2006, we are experiencing challenges related to the fleet management process and the availability of drivers. As anticipated, the number of new tractors received but not yet placed in service has increased in the third quarter of 2006. To address this issue, we have deferred the majority of our fourth quarter tractor purchases to 2007 and continue to focus on driver recruiting and retention efforts. We expect improvement in this area in the fourth quarter of 2006.

As previously disclosed, we have a business relationship with Interstate Equipment Leasing, Inc. (“IEL”), a company wholly owned by Mr. Jerry Moyes, currently a director and formerly Chairman of the Board and CEO of Swift Transportation. IEL primarily provides equipment and financing to approximately 2,100 owner-operators. IEL financed owner-operators account for roughly two-thirds of our total owner-operators. Since Mr. Moyes’ resignation as CEO, we have been negotiating the terms of the business relationship with IEL, but have not yet reached a written agreement. There are various disputes involved in the negotiations and in documenting the transaction with IEL. It is uncertain at this time whether these disputes can be resolved amicably and we cannot be sure of the nature of the relationship going forward. Owner-operators are a critical part of the Swift family and the financing provided by IEL has enabled us to grow and maintain a stable and efficient owner-operator base that is more productive than the average company driver, who typically has less experience and is less efficient than the owner-operator.

On November 3, 2006, the Company received a letter from Mr. Jerry Moyes, the Company’s largest shareholder, a current Director, and a former Chairman of the Board and CEO of Swift, proposing to acquire all of the Company’s outstanding common stock in an all-cash transaction at a price of $29.00 per share. The Company’s Board of Directors has formed a Special Committee to review and evaluate the proposal consistent with its fiduciary duties.

In the past few years, the truckload industry has generally experienced increases in driver wages due to competition among carriers for qualified drivers, increases in insurance costs, and increases in fuel costs due to higher crude oil prices and less efficient tractor engines mandated by the Environmental Protection Agency (“EPA”). In 2007, stricter EPA regulations regarding sulfur emissions from diesel engines will again require changes to tractor engines and also to diesel fuel. As a result, the cost of the new engines and new fuel is expected to increase. The shortage of drivers and the cost increases have limited growth in truckload capacity while demand from shippers continued to grow with the economy through mid-2006. This has enabled us and other carriers to pass through many of our cost increases to our customers through higher rates. Our ability to continue to pass through these cost increases and retain qualified drivers could have a major impact on the results of our operations and financial condition in the future.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED
SEPTEMBER 30, 2006 AND 2005

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the three and nine months ended:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	26.5	32.7	28.0	32.5
Operating supplies and expenses	8.9	9.5	8.3	9.2
Fuel	20.7	20.0	20.2	18.9
Purchased transportation	18.9	18.8	18.4	18.1
Rental expense	1.6	1.6	1.5	1.9
Insurance and claims	5.0	4.0	4.8	4.8
Depreciation, amortization and impairment	8.1	7.1	7.3	6.6
(Gain) loss on equipment disposal	—	(0.1)	—	(0.1)
Communications and utilities	0.9	0.8	0.9	1.0
Operating taxes and licenses	1.8	2.1	1.9	2.2

Total operating expenses	92.4	96.5	91.3	95.1

Operating income	7.6	3.5	8.7	4.9
Net interest expense	0.8	0.8	0.7	0.7
Other (income) expense, net	—	0.2	—	(0.1)

Earnings before income taxes	6.8	2.5	8.0	4.3
Income taxes	2.7	1.0	3.1	1.7

Net earnings	4.1%	1.5%	4.9%	2.6%

Operating revenue increased 0.3% in the third quarter of 2006 compared to the third quarter of 2005. The increase was driven by a 23.2%, or $25.1 million, increase in fuel surcharge revenue. The increase in fuel surcharge revenue helped to offset the increases in fuel costs for the Company, owner-operators and other third parties. Excluding fuel surcharge revenue, net revenue decreased 3.3%. This decrease was the result of a smaller operating fleet partially offset by improvements in pricing year over year.

During the third quarter of 2006, our net earnings were $33.5 million, or $0.44 per diluted share, compared to $12.6 million, or $0.17 per diluted share, for the third quarter of 2005. Third quarter 2006 results include a

$7.8 million pre-tax impairment charge for the deterioration in market value of the Company’s translucent trailers previously designated as assets held for sale. The Company is actively marketing these trailers and plans to sell them over the next twelve months. In addition, we recorded a pre-tax impairment of $1.4 million related to real property and equipment in Mexico. The results for the third quarters of 2006 and 2005 include a $501,000 pre-tax expense and $1.3 million pre-tax benefit, respectively, for the change in market value of interest rate derivative agreements. The results for third quarter 2005 also include a $12.4 million pre-tax expense to accelerate the vesting period of 7.3 million stock options and a $7.7 million pre-tax expense to reduce the carrying value of certain trailers and real estate to the estimated fair value less cost to sell.

For the nine months ended September 30, 2006, operating revenue increased 1.6% to $2.39 billion driven by a 36.1%, or $95.3 million, increase in fuel surcharge revenue. Excluding fuel surcharge revenue, net revenue decreased 2.8%. Similar to the results for the most recent quarter, the decrease in net revenue was primarily the result of the reduction in the average operating fleet partially offset by an increase in revenue per loaded mile.

Net earnings for the first nine months of 2006 were $116.5 million, or $1.54 per diluted share, compared to $61.9 million, or $0.84 per diluted share, for the comparable nine month period ended September 30, 2005. Results for the nine months ended September 30, 2006 and 2005 include a $910,000 million and $2.6 million, respectively, pre-tax benefit for the reduction in market value of the interest rate derivative agreements. In addition to the impairments recorded in the third quarter noted above, 2006 results include a $4.8 million pre-tax benefit for a change in the discretionary match to our 401(k) profit sharing plan and a $5.1 million pre-tax gain from the settlement of litigation. The 2005 results, in addition to the results noted above, also include a $4.4 million pre-tax gain from the sale of real estate.

REVENUE

We segregate our revenue into three types: trucking revenue, fuel surcharge revenue and other revenue. A summary of revenue generated by type for the three and nine month periods ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ thousands)

Trucking revenue	$644,711	$683,084	$1,947,653	$2,036,737
Fuel surcharge revenue	133,176	108,071	359,201	263,879
Other revenue	37,159	21,779	84,331	53,191

Operating revenue	$815,046	$812,934	$2,391,185	$2,353,807

Trucking Revenue

Trucking revenue is generated by hauling freight for our customers using our trucks or our owner-operators’ equipment. Generally, our customers pay for our services based on the number of miles between pick-up and delivery and other ancillary services we provide. Trucking revenue is the product of the number of revenue generating miles we drive and the rate per mile we receive from customers plus accessorial charges, such as detention and loading and unloading freight for our customers. We use three primary indicators to monitor our performance and efficiency. First, we monitor utilization of our tractors based on loaded miles per tractor per week. Loaded miles include only the miles driven when hauling freight. Our goal is to maximize the number of revenue miles per tractor by planning consecutive deliveries with minimal distance between the drop-off and pick-up locations of different loads. Second, we measure the number of miles our tractors travel that do not generate revenue, known as deadhead. Our deadhead percentage is calculated by dividing the number of empty miles by the number of total miles driven by a tractor. Our goal is to minimize the amount of deadhead miles driven to allow for more revenue generating miles and to reduce the costs associated with deadhead miles, such as wages and fuel. Finally, to analyze the rates our customers pay, we measure trucking revenue per loaded mile on a lane by lane and summary basis. We evaluate our trucking revenue per loaded mile for each customer and for each traffic lane to ensure we are adequately compensated. We monitor each of these indicators on a daily basis. For the three and nine month periods ended September 30, 2006 and 2005 our performance was as follows:

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2006	2005	2006	2005

Loaded miles per tractor per week	1,846	1,931	1,870	1,895
Deadhead percentage	11.64%	11.61%	11.85%	12.24%
Trucking revenue per loaded mile	$1.6353	$1.5797	$1.6247	$1.5640

Our trucking revenue decreased $38.4 million or 5.6% from the third quarter of 2005 to the third quarter of 2006. This reduction in trucking revenue was caused by a year over year decrease in our average operating fleet of 798 tractors or 4.6% and a reduction in our loaded miles per tractor per week of 4.4%, which resulted in a reduction in the number of loaded miles driven in the quarter compared to the same quarter last year. For the third quarters of 2006 and 2005, total miles were 446.2 million miles and 489.2 million miles, respectively. The overall reduction in miles and associated revenue were partially offset by a 3.5% increase in trucking revenue per loaded mile. As discussed above, we began downsizing our operating fleet in the third quarter of 2005 and had historically low unmanned trucks in that period which favorably impacted our weekly loaded miles per tractor. In 2006, a softer freight environment and an increase in unmanned trucks due to a shortage of qualified drivers caused utilization to decline. As we discussed in the second quarter, the driver market has been particularly tight in recent months. In some situations, we had tractors available for dispatch, but did not have a qualified driver available to drive the trucks. These “unmanned” trucks negatively impact our average utilization as the total number of loaded miles driven is averaged over all of the trucks available for dispatch regardless of whether they have a driver. We are actively exploring several alternatives to improve the recruiting and retention of company drivers and owner-operators. Toward the end of September 2006, we have begun to see improvements in driver recruiting and retention and anticipate trending back towards historically normal levels for unmanned trucks.

For the nine month period ended September 30, trucking revenue decreased $89.1 million or 4.4% between 2005 and 2006. This decrease was the result of the 6.7% reduction in our average operating fleet partially offset by the 3.9% increase in trucking revenue per loaded mile. Total miles for the nine months ended September 30, 2006 were 1.36 billion compared to 1.48 billion for the nine months ended September 30, 2005.

Fuel Surcharge Revenue

Fuel surcharge revenue is generated by recovering increases in fuel costs above varying bases from our customers. Although our surcharge programs vary by customer, we target to receive approximately one penny per mile for every five cent increase in the Department of Energy’s weekly average diesel fuel index. Fuel surcharge revenue increased 23.2% from the third quarter of 2005 to the third quarter of 2006 and 36.1% from the first nine months of 2005 to the first nine months of 2006. The Department of Energy diesel fuel index increased to an average of $2.92 and $2.75 for the three and nine month periods ended September 30, 2006 compared to $2.56 and $2.29 for the comparable periods in 2005. The increase in the average cost of fuel resulted in an increase in fuel surcharge revenue.

Other Revenue

Other revenue is generated primarily by freight moved for our customers on rail or other purchased transportation. In June 2006, we began insuring risks through our wholly owned captive insurance company, Mohave Transportation Insurance Company. In addition to insuring our own risks, this subsidiary allows Swift to provide insurance policies to our owner-operators. The premiums associated with providing these insurance policies are included in other revenue and the corresponding expense is included in insurance and claims expense. For the three and nine month periods ended September 30, 2006, other revenue increased 70.6% and 58.5%, respectively, as compared to the same periods in 2005. These increases are primarily the result of expansion of our intermodal business and the startup of our captive insurance company.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ thousands)

Total revenue	$815,046	$812,934	$2,391,185	$2,353,807
Less: Fuel surcharge revenue	133,176	108,071	359,201	263,879

Revenue excluding fuel surcharge revenue	$681,870	$704,863	$2,031,984	$2,089,928

OPERATING EXPENSES

Salaries, Wages and Employee Benefits

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2006	2005	2006	2005
	($ thousands)

Salaries, wages and employee benefits	$216,103	$265,505	$668,962	$765,172
% of revenue excluding fuel surcharge revenue	31.7%	37.7%	32.9%	36.6%

Salaries, wages and employee benefits decreased by $49.4 million in the third quarter of 2006 compared to the third quarter of 2005 and $96.2 million in the first nine months of 2006 compared to the same period in 2005. The change is due to a decrease in total driver wages resulting from a reduction in the number of miles driven by company drivers as a result of our smaller fleet size. In addition, our administrative salaries and wages declined year over year as we have reduced our average non-driver workforce by approximately 10% from the third quarter of 2005 to the third quarter of 2006. We have experienced a reduction in expenses related to fringe benefits and workers compensation. In the second quarter of 2006, we recorded a $4.8 million reduction in expenses associated with a change in the discretionary match portion of our 401(k) program. The change reflects a reduction in our match for employees that do not themselves contribute to the plan. In addition to the change in the discretionary match of our 401(k) plan, our medical expenses and other benefits have decreased year over year. Over the past 18 — 24 months we have improved our workers compensation claims handling management, and this has resulted in a reduction in the number of claims and their development. We have always had fluctuations, positive and negative, based on the development of prior year claims and current year activity. The improvement from prior year claims development was approximately $9.9 million for this quarter, and $24.2 million for the first nine months of 2006, which was greater than our normal experience levels. We expect to have continuing benefits from our improved workers compensation management practices. However, we would not expect fluctuations in the future to be at the levels experienced in 2006. In addition, in the third quarter of 2005, we recorded a $12.4 million expense to salaries, wages and employee benefits to accelerate the vesting of 7.3 million stock options. Adjusted for the benefit from the change in the 401(k) plan in the second quarter of 2006 and the charge from the acceleration of the vesting of stock options in the third quarter of 2005 discussed above, salaries, wages and benefits would have been 33.2% and 36.0% for the nine months ended September 30, 2006 and 2005, respectively.

From time to time the industry has experienced shortages of qualified drivers. The Company recently implemented an increase in driver wages to address this concern. If a more significant shortage were to occur over a prolonged period and additional increases in driver pay rates were required in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases from our customers.

Operating Supplies and Expenses

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2006	2005	2006	2005
	($ thousands)

Operating supplies and expenses	$72,378	$77,300	$199,386	$215,635
% of revenue excluding fuel surcharge revenue	10.6%	11.0%	9.8%	10.3%

Operating supplies and expenses declined $4.9 million in the third quarter of 2006 compared to the third quarter of 2005 or from 11.0% of revenue excluding fuel surcharge revenue to 10.6%. For the first nine months of 2006, operating supplies and expenses have dropped $16.2 million compared to 2005 or from 10.3% of revenue excluding fuel surcharge revenue to 9.8%. These net reductions are the result of decreases in equipment maintenance associated with maintaining a smaller fleet and reductions in travel and other administrative expenses, partially offset by increases in recruiting costs and intermodal related expenses.

Fuel Expense

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2006	2005	2006	2005
	($ thousands)

Fuel expense	$169,069	$162,782	$482,937	$444,232
% of operating revenue	20.7%	20.0%	20.2%	18.9%
Company fuel cost per gallon	$2.70	$2.42	$2.59	$2.17

Fuel expense increased $6.3 million to 20.7% of operating revenue in the third quarter of 2006 compared to 20.0% in the third quarter of 2005. For the first nine months of 2006, fuel expense has increased $38.7 million compared to the same period in 2005 or 130 basis points as a percent of operating revenue. These increases are the result of the increase in our average fuel cost per gallon, partially offset by a reduction in the number of gallons purchased. Since we are operating a smaller fleet in 2006 compared to 2005, the number of miles driven by our fleet has decreased and the amount of fuel required has declined accordingly.

Increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, would have an adverse effect on our operations and profitability. We believe that the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet and to implement fuel surcharges when such an option is necessary and available. We do not use derivative-type hedging products to manage our fuel costs, but periodically evaluate their possible use.

To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue received for company miles driven (as opposed to miles driven by our owner-operators or other third parties who pay for their own fuel) from our fuel expense. The result, referred to as net fuel expense, is evaluated as a percentage of revenue less fuel surcharge revenue. These measures are shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ thousands)

Total fuel surcharge revenue	$133,176	$108,071	$359,201	$263,879
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	32,218	25,952	84,577	62,476

Company fuel surcharge revenue	$100,958	$82,119	$274,624	$201,403

Total fuel expense	$169,069	$162,782	$482,937	$444,232
Less: Company fuel surcharge revenue	100,958	82,119	274,624	201,403

Net fuel expense	$68,111	80,663	208,313	242,829

% of revenue excluding fuel surcharge revenue	10.0%	11.4%	10.3%	11.6%

Our net fuel expense as a percentage of revenue excluding fuel surcharge revenue has decreased from 11.4% in the third quarter of 2005 to 10.0% in the third quarter of 2006. The primary reason for this decrease was the lag associated with fuel surcharge recovery last year. In the third quarter of 2005, fuel prices were rising rapidly due to the disruption from hurricanes Katrina and Rita. We collect our fuel surcharge revenue based on trailing DOE diesel fuel indices. In periods of rapidly rising fuel costs, our fuel surcharge recovery lags behind the expense we are incurring. For the nine months ended September 30, 2006 and 2005, our net fuel expense was 10.3% and 11.6%, respectively. This decline is related to the third quarter reduction explained above and our ability to convert customers to more robust fuel surcharge recovery programs throughout 2005.

Purchased Transportation

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ thousands)

Purchased transportation	$153,705	$152,841	$440,144	$427,355
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	32,218	25,952	84,577	62,476

Purchased transportation excluding fuel surcharge reimbursement	$121,487	126,889	355,567	364,879

% of revenue excluding fuel surcharge revenue	17.8%	18.0%	17.5%	17.5%

Purchased transportation increased approximately $864,000 in the third quarter of 2006 compared to the third quarter of 2005. The fuel surcharge revenue reimbursed to owner-operators and other third parties increased $6.3 million in the quarter. Excluding these surcharges, purchased transportation dropped from 18.0% of revenue excluding fuel surcharge revenue in 2005 to 17.8% in the third quarter of 2006. Owner-operator miles as a percentage of total miles were 23.0% in the third quarter of 2006 compared to 25.2% in the third quarter of 2005. Increases in rail costs associated with the growth of our intermodal business were more than offset by the reduction in miles driven and associated payments made to owner-operators and other third parties in the third quarter of 2006.

On a year-to-date basis, purchased transportation increased $12.8 million year over year. Fuel surcharge reimbursements to owner-operators and other third parties grew by $22.1 million. Excluding these fuel surcharge reimbursements, purchased transportation has remained constant at 17.5% of revenue excluding fuel surcharge revenue in the first nine months of 2005 and 2006. For the nine months ended September 30, 2006 and 2005, owner-operator miles as a percentage of total miles were 23.7% and 24.8%, respectively. On a year-to-date basis, the increases in rail costs for the intermodal business were offset by the reduction in miles and associated costs of owner-operators and other third party expenses.

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

Insurance and Claims

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2006	2005	2006	2005
	($ thousands)

Insurance and claims	$41,243	$32,355	$115,344	$112,369
% of revenue excluding fuel surcharge revenue	6.0%	4.6%	5.7%	5.4%

Insurance and claims expense in the third quarter of 2006 increased $8.9 million compared to the third quarter of 2005. The increase is due to higher claims expense in the quarter and expense associated with our captive insurance company. In June 2006, we began insuring risks through our wholly owned captive insurance company, Mohave Transportation Insurance Company. In addition to insuring our own risks, this subsidiary allows Swift to provide insurance policies to our owner-operators, which increased our insurance and claims by approximately $3 million in the quarter. This expense is offset with premium income which is classified as other revenue.

For the first nine months of 2006, insurance and claims expense increased $3.0 million compared to the first nine months of 2005. In the first quarter of 2006, we recorded a $5.1 million favorable legal settlement. This benefit was more than offset by the increase in expenses in the third quarter of 2006. Excluding this benefit, our insurance and claims expense was 5.9% of revenue excluding fuel surcharge revenue for the first nine months, compared to 5.4% in the same period for 2005.

As discussed in our most recent Annual Report on Form 10-K, we are self-insured for some portion of our liability, property damage and cargo damage risk due to uncovered deductible amounts under the third-party insurance policies we purchase. In December 2004, we entered into an agreement with insurance carriers to provide transportation liability insurance with an aggregate limit of $200 million for 2005 and 2006. The new policy increased the self-insured portion to $10 million per occurrence and was extended through the end of 2006. After reviewing actuarial studies of our loss history, frequency and severity, we determined this to be the optimal insurance solution for us at this time. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

Rental Expense, Depreciation, Amortization and Impairments

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2006	2005	2006	2005
	($ thousands)

Rental expense	$13,020	$12,949	$36,627	$45,266
% of revenue excluding fuel surcharge revenue	1.9%	1.8%	1.8%	2.2%
Depreciation, amortization and impairment expense	65,810	57,589	174,153	154,623
% of revenue excluding fuel surcharge revenue	9.7%	8.2%	8.6%	7.4%
Total rental expense, depreciation, amortization and impairments	$78,830	$70,538	$210,780	$199,889
% of revenue excluding fuel surcharge revenue	11.6%	10.0%	10.4%	9.6%

Rental expense and depreciation expense are primarily driven by our fleet of tractors, trailers and containers shown below:

	September 30,	December 31,	September 30,
	2006	2005	2005

Tractors:*
Company
Owned	12,054	11,882	12,130
Leased	3,345	2,583	2,583

Total company	15,399	14,465	14,713
Owner-operator	3,023	3,466	3,673

Total	18,422	17,931	18,386

Average tractors available for dispatch*	16,426	17,383	17,224

Trailers	50,942	51,997	53,223

Containers	4,890	2,296	394

*	Total tractors owned and leased include tractors being prepared for service and tractors waiting to be returned under lease or resold pursuant to our tractor replacement program. Average tractors is calculated on a monthly basis and represents tractors available for dispatch during the quarter.

Since the mix of our leased versus owned tractors varies, we believe it is best to combine our rental expense with our depreciation, amortization and impairment expense when comparing year over year results for analysis purposes. In the third quarter of 2006, the total of our rent, depreciation, amortization and impairment expense increased $8.3 million from the third quarter of 2005. As a percentage of revenue excluding fuel surcharge revenue, the sum of these expenses increased to 11.6% in the third quarter of 2006 from 10.0% in the comparable prior year period. Included in depreciation and amortization expense in the quarter was an impairment charge of $9.2 million of which $7.8 million was for translucent trailers previously designated as assets held for sale and $1.4 million was related to real property and equipment in Mexico. In the third quarter of 2005, a $6.4 million impairment charge for certain trailers was included in depreciation expense. Excluding these impairments from both years, our rent, depreciation and amortization expense increased $5.5 million or from 9.1% of revenue excluding fuel surcharge revenue to 10.2%. In addition to the increases in rent and depreciation for the new intermodal equipment and the trailer tracking technology, in the third quarter of 2006, we successfully renegotiated higher residual values for certain tractor units that will be returned to the manufacturer at 38 and 48 months. This change resulted in higher depreciation expense in the quarter and on an ongoing basis as we adjusted our depreciable life on some older units down from 5 years to a combination of 3 to 4 years. This change increases our ability to manage units over their life cycle, provides improved asset management flexibility and will result in a younger fleet over time. We estimate the impact in the fourth quarter to be approximately $2 million, but this will decrease in each subsequent quarter as we start turning in these units. In addition, as previously disclosed, beginning in January 2006, all new tractors were placed on a three to four year replacement cycle which also contributed to increased depreciation expense year over year.

Year to date, rent, depreciation, amortization and impairment expense increased $10.9 million in 2006 compared to the first nine months of 2005. As a percentage of revenue excluding fuel surcharge revenue, these expenses increased from 9.6% for the first nine months of 2005 to 10.4% of 2006. Excluding the impairments discussed above, rent, depreciation and amortization expense increased $5.5 million or from 9.3% of revenue excluding fuel surcharge revenue for the first nine months of 2005 to 9.8% for the first nine months of 2006. This increase was driven by the expenses associated with our intermodal containers, trailer tracking technology and the change in depreciable lives discussed above.

As noted above, in September 2006, we renegotiated higher residual values for certain tractor units that will be returned to the manufacturer at 38 and 48 months. This change resulted in higher depreciation in the quarter and on an ongoing basis as we adjusted our depreciable life on some older units down from five years to a combination of three to four years. Additionally, as previously disclosed, in 2003 and 2004 we amended our replacement cycle for certain tractors from three years to five years. To implement these changes, the remaining net book value at the time of change is being depreciated on a straight-line basis over the remaining adjusted economic life to the revised residual value. The impact of changing the tractor’s lives that were owned is shown below:

			Nine Months Ended
	Three Months Ended September 30,		September 30,
	2006	2005	2006	2005
	($ thousands)

Earnings before income taxes	$(1,795)	(1,348)	(3,731)	(3,002)
Net earnings	$(1,084)	(822)	(2,282)	(1,831)
Diluted earnings per share	$(0.02)	(0.01)	(0.03)	(0.02)

OTHER INCOME AND EXPENSES

Our largest pre-tax non-operating expense is interest. Included in interest expense is the gain or loss calculated by recording our interest rate derivative agreements to market rates at the end of the period. The impact of the changes in the derivative agreements is shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	($ thousands)

Interest expense	$7,272	$6,419	$20,233	$19,291
Derivative agreements impact	(501)	1,340	910	2,648

Interest expense, net of derivative agreements	$6,771	$7,759	$21,143	$21,939

Our interest expense, net of the impact of the derivative agreements, decreased $988,000 in the third quarter of 2006 compared to the third quarter of 2005. For the first nine months, interest expense, net of the impact of derivative agreements, decreased $796,000 between 2005 and 2006. For the three and nine month periods ended September 30, 2006, our average debt balance was lower than the corresponding periods in 2005, but our average interest rates were higher. Our debt balance, which consists of the revolving line of credit, accounts receivable securitization, capital leases, senior notes and other debt was $445 million at September 30, 2006, $611 million at December 31, 2005 and $608 million at September 30, 2005.

Other (income) expense in the third quarter of 2005 included a $1.3 million impairment charge to reduce the carrying value of an underutilized facility in Mexico to its fair value less costs to sell. For the nine months ended September 2005, other income also included a $4.4 million gain on the sale of real estate.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Nine Months Ended September 30,
	2006	2005
	($ thousands)

Net cash provided by operating activities	$299,839	$263,613
Net cash used in investing activities	$(126,393)	$(278,629)
Net cash used in financing activities	$(153,882)	$(1,717)

Net cash provided by operating activities increased $36.2 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Net earnings adjusted for non-cash items such as depreciation, amortization and impairment charges increased $71.7 million during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. This increase was offset by an increase in tax payments of $42.9 million between the nine months ended of 2005 and 2006.

In the first nine months of 2006, we used $126.4 million in cash for investing activities compared to $278.6 million in the first nine months of 2005. The decrease in the cash used in investing activities was primarily the result of the $184.3 million reduction in capital expenditures resulting from our strategy to minimize purchases of tractors in the first quarter of 2006, which is typically a slow season for the truckload transportation market. A summary of our capital expenditures by category is shown below:

	Nine Months Ended September 30,
	2006	2005
	($ thousands)

Revenue equipment:
Tractors	$153,656	$263,766
Trailers/Containers	27,460	73,226
Facilities	8,393	35,469
Other	290	1,624

Total Capital Expenditures	$189,799	$374,085

Less: Proceeds from Sales of Equipment	(46,507)	(64,821)

Net Capital Expenditures	$143,292	$309,264

Regarding our financing activities, in 2006 we repaid $165.8 million of borrowings on our revolving line of credit, receivable securitization and other debt compared to $13.7 million of repayments, net of borrowings, in the first nine months of 2005. We received $56.8 million from the proceeds for the issuance of common stock under our stock option and stock purchase plans with which we repurchased $54.6 million of our common stock in the first nine months of this year. In the comparable period for 2005 we received $11.9 million from the proceeds for the issuance of common stock under our stock option and stock purchase plans. We did not repurchase common stock during the first nine months of 2005.

Working Capital

As of September 30, 2006 and December 31, 2005, we had a working capital deficit of $9.2 million and $93.6 million, respectively. The accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization, but the increase in fixed assets or treasury stock is not included in working capital.

Credit Facilities

As of September 30, 2006, we had $40.0 million of borrowings and $212.9 million of letters of credit outstanding on our $550 million line of credit, leaving $297.1 million available. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 40 to 100 basis points, as defined in the Credit Agreement (50.0 basis points as of September 30, 2006). The unused portion of the line of credit is subject to a commitment fee ranging from 8 to 17.5 basis points (10.0 basis points as of September 30, 2006). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. As of September 30, 2006 we are in compliance with these debt covenants.

Our accounts receivable securitization allows us to receive up to $300 million of proceeds, subject to eligible trade accounts receivable. Under the agreement amended in December 2005, the committed term was extended to December 20, 2006. As of September 30, 2006, we had received sales proceeds of $205.0 million.

Capital Commitments and Expenditures

As of September 30, 2006, we had $236.6 million of commitments outstanding to acquire replacement and additional revenue equipment through 2007. We have the option to cancel tractor purchase orders with 90 days notice. During the remainder of 2006, we anticipate spending approximately $16.9 million and $1.6 million for tractors and trailers, respectively. We anticipate spending approximately $290 million for tractors and approximately $91 million on trailers and containers in 2007, respectively. We believe we will be able to support these acquisitions of revenue equipment with cash flows from operating activities, lease financings and borrowings.

As of September 30, 2006, we had approximately $3.8 million of non-revenue equipment purchase commitments, which we anticipate spending in the fourth quarter of 2006. These commitments are primarily for facilities and equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” “estimates,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, expectations regarding our intermodal business and the anticipated size of our container fleet; our anticipation of continuing challenges related to our fleet management process and driver availability and our expectations of improvements; expectations regarding the negotiations with IEL and the continuing nature of the IEL relationship; expectations of increases in the cost of new engines and fuel related to stricter EPA regulations; our anticipation of trending forward historically normal levels for unmanned trucks; our expectations regarding future workers compensation claims expense; our ability to effectively protect against fuel cost increases (including fuel reimbursements to owner-operators) by maintaining a fuel efficient fleet and implementing fuel surcharges; our expectations regarding the sale of assets held for sale; our belief regarding the effect of resolution of current claims and litigation; our expectations regarding future insurance and claims and offsetting premium income; anticipated benefits from our three to four year replacement cycle for new tractors; anticipated spending and financing for equipment and other capital requirements and financing needs and plans; and our estimate of the impact of inflation, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Further, nothing herein shall constitute an adoption or approval of any analyst report regarding Swift, nor any undertaking to update or comment upon analysts’ expectations in the future.

As to Swift’s business and financial performance generally, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: adverse developments in our relationship with IEL and, by extension, owner-operators whose tractors are financed by IEL; the impact of our new owner-operator fuel surcharge reimbursement program on operating results; excess capacity in the trucking industry or changes in demand patterns of our customers; significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees, insurance premiums and driver compensation, to the extent not offset by increases in freight rates or fuel surcharges; recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as retail and manufacturing) in which Swift has a significant concentration of customers; seasonal factors such as harsh weather conditions that increase operating costs; continuing difficulties in driver recruitment or retention issues involving Company drivers and/or owner-operators; increases in driver compensation to the extent not offset by increases in freight rates; the inability of Swift to continue to secure acceptable financing arrangements; an adverse determination by the FMSCA with respect to Swift’s safety rating and any resulting loss of customers or potential customers or material increase in insurance costs; the collectiblity of notes receivable due to our debtors’ inability to generate sufficient cash flows; an unanticipated increase in the number or dollar amount of claims for which Swift is self insured; fluctuations in workers’ compensation claims, which have benefited recent operating results due to improved claims management, but are not expected to continue at such levels in future periods; competition from trucking, rail and intermodal competitors; our ability to sell assets held for sale at or above their net book value; the potential impact of current litigation, regulatory issues, or other government actions; a possible adverse impact on the trading price of the Company’s common stock as a result of the adoption of the Stockholders Protection Agreement; and a significant reduction in or termination of Swift’s trucking services by a key customer.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Quarterly Report, including Risk Factors, the Notes to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. A discussion of these and other factors that could cause Swift’s results to differ materially from those described in the forward-looking statements can be found in Item 1A of this Form 10-Q and Item 1A in the most recent Annual Report on Form 10-K of Swift, filed with the Securities and Exchange Commission and available at the Securities and Exchange Commission’s internet site ( http://www.sec.gov ), which is incorporated herein by reference.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect our results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years with the exception of fuel. Our average fuel cost per gallon has increased 19.5% from the first nine months of 2005 to the first nine months of 2006. In the first nine months of 2006 and throughout 2005, the majority of this increase in costs was passed on to our customers through a corresponding increase in fuel surcharge revenue. Therefore, the impact of the increased fuel costs on our operating results was not significant. If fuel costs continue to escalate and we are unable to recover these costs with applicable fuel surcharges, it would have an adverse effect on our operations and profitability.

SEASONALITY

In the transportation industry, results of operations generally show a seasonal pattern as customers reduce shipments after the winter holiday season. Our operating expenses also tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have interest rate exposure arising from our line of credit ($40.0 million) and accounts receivable securitization ($205.0 million), which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). There are no leverage options or prepayment features for the interest rate swaps. The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $1.8 million.

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

As previously disclosed, beginning in November 2004, three putative shareholder class action lawsuits (Davidco Investors LLC v. Swift Transportation Co., Inc ., et al ., Case No. 2:04cv02435; Greene v. Swift Transportation Co., Inc., et al ., Case No. 2:04cv02492; and Tuttle v. Swift Transportation Co., Inc., et al., Case No. 2:04cv02874) were filed in the United States District Court for the District of Arizona against us and certain of our directors and officers, alleging violations of federal securities laws related to disclosures made by us regarding driver pay, depreciation, fuel costs and fuel surcharges; the effects of the FMCSA revised hours-of-service regulations; the effects of a purported change in our FMCSA safety rating; Swift’s stock repurchase program; and certain stock transactions by two of the individual defendants. The complaints sought unquantified damages on behalf of the putative class of persons who purchased our common stock between October 16, 2003 and October 1, 2004. On April 29, 2005, the Court issued an order consolidating the cases as In re Swift Transportation Co., Inc. Securities Litigation , Master File No., CV-04-2435-PHX-NVW. On June 8, 2005, the Court appointed United Food and Commercial Workers Local 1262 and Employers Pension Plan as the lead plaintiff. Thereafter, lead plaintiff filed a consolidated amended complaint on August 19, 2005. The consolidated amended complaint sought unquantified damages on behalf of a putative class of persons who purchased Swift’s common stock between October 16, 2003 and September 15, 2004. The allegations in the consolidated amended complaint are substantially similar to those in the previously filed complaints. Defendants filed a motion to dismiss the consolidated amended complaint on October 21, 2005. Both lead plaintiffs’ opposition to that motion and defendants’ reply brief have been filed. Oral arguments were heard on February 17, 2006 on defendants’ motion to dismiss the complaint. On March 26, 2006, the Court issued an Order dismissing the consolidated amended complaint with leave to amend, except as to certain of plaintiffs’ allegations which were dismissed with prejudice.

As previously reported in our Form 10-Q filed on May 10, 2006, on April 28, 2006, the parties stipulated and agreed that the plaintiffs would dismiss their remaining claims with prejudice, and that each party would bear its own costs. The District Court entered the corresponding Order dismissing plaintiffs’ claims with prejudice on May 1, 2006.

On February 28, 2005, a shareholder derivative action was filed in the District Court for Clark County, Nevada, entitled Rivera v. Eller, et al ., Case No. A500269, against certain of our directors and officers, alleging breaches of fiduciary duty and unjust enrichment. The complaint named the Company solely as a nominal defendant against which no recovery was sought. The complaint alleged that the individual defendants breached their fiduciary duties, that one of the defendants violated state laws relating to insider trading, and that certain individual defendants engaged in improper related party transactions with the Company. The action sought damages in an unspecified amount against the individual defendants, disgorgement of improper profits, and attorneys’ fees, among other forms of relief. On May 24, 2005, the nominal plaintiff in the shareholder derivative action voluntarily dismissed the case without prejudice.

On March 24, 2006, the above mentioned nominal plaintiff filed a substantially similar shareholder derivative complaint in the District Court for Clark County, Nevada, entitled Rivera v. Moyes, et al ., Case No. A519346, against certain of our current and former directors and officers, alleging breaches of fiduciary duty and unjust enrichment.

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

The trading price for our common stock is about equal to the offer price per share proposed by Mr. Jerry Moyes.

As a result of the proposed offer from Mr. Jerry Moyes to acquire all of our outstanding common stock for $29.00 per share, our common stock is currently trading at approximately the offer price. If the offer is withdrawn or rejected, the trading price of our common stock could decrease to a much lower level.

Insuring risk through our wholly-owned captive insurance company could adversely impact our operations.

In June 2006, we started to insure risk through our wholly-owned captive insurance company, Mohave Transportation Insurance Company (“Mohave”). In addition to insuring our own risk, Mohave will provide insurance policies to our owner-operators in exchange for an insurance premium to be paid to Mohave. Mohave will reinsure a portion of its risk into a risk pooling arrangement, with unrelated third-party insurance providers. Our inability to access these reinsurance markets may require us to retain additional risk, which could expose the Company to volatility in claim losses. Additionally, an increase in the number of claims for which we insure our owner-operators through Mohave could adversely impact our operations.

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

We have been negotiating the terms of our business relationship with Interstate Equipment Leasing, Inc. (“IEL”), a company wholly-owned by Mr. Jerry Moyes, currently a director and formerly Chairman of the Board and CEO of the Company. IEL primarily provides equipment and financing to approximately 2,100 owner-operators. IEL financed owner-operators constitute approximately two-thirds of the Company’s owner-operators. Owner-operators are a critical component to the Company’s operations. In the absence of a written agreement with IEL, we cannot be sure of the nature of the relationship going forward. A loss of owner-operators financed by IEL could adversely impact our operations and profitability.

Our Stockholder Protection Rights Agreement could have an adverse impact on the trading price of the Company’s common stock.

Our Stockholder Protection Rights Agreement includes provisions relating to qualifying offers, which could delay, prevent or make more difficult a merger, tender offer, proxy contest or other change of control.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

On September 19, 2005, we adopted and implemented a new repurchase program, under which we may acquire our common stock using the proceeds received from the exercise of stock options to minimize the dilution from the exercise of stock options. The purchases will be made in accordance with SEC rules 10b5-1 and 10b-18, which limit the amount and timing of our repurchases and removes any discretion with respect to our purchases. The timing and amount of shares repurchased is dependent upon the timing and amount of employee stock option exercises. There is no expiration date under the program. At this time, we cannot reliably estimate the pattern of employee stock option exercises and resulting share repurchases. Our share repurchases for the third quarter of 2006, were as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate Dollar
			Shares Purchase as	Value of Shares)
	Total Number	Average Price	Part of Publicly	That May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

July 1, 2006 - July 31, 2006	46,783	$28.54	46,783	*
August 1, 2006 - August 31, 2006	17,445	$26.01	17,445	*
September 1, 2006 - September 30, 2006	28,871	$24.08	28,871	*

Total	93,099		93,099

*	Because the timing and amount of shares repurchased is dependent upon future employee stock option exercises, the amount of future share repurchases cannot be reliably estimated.

ITEM 3, 4 and 5:	NOT APPLICABLE

ITEM 6:	EXHIBITS

Exhibit			Page or
Number		Description	Method of Filing

Exhibit 3.1	—	Form of Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002
Exhibit 3.2	—	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated October 27, 2005
Exhibit 3.3	—	Stockholder Protection Rights Agreement, dated as of July 18, 2006 (the “Rights Agreement”), between Swift Transportation Co., Inc. (the “Corporation” and Mellon Investors Service, LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Participating Preferred stock of the Corporation	Incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K dated July 19, 2006
Exhibit 10.1	—	First Amendment to Amended and Restated Receivables Sale Agreement, dated August 21, 2006, between Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and SunTrust Capital Markets	Filed herewith
Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Robert W. Cunningham, Chief Executive Officer and President	Filed herewith
Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Glynis Bryan, Chief Financial Officer	Filed herewith
Exhibit 32	—	Section 1350 Certification of Robert W. Cunningham and Glynis Bryan	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION CO., INC.

/s/  Robert W. Cunningham
(Signature)
Robert W. Cunningham
Chief Executive Officer and President

Date: November 8, 2006

/s/  Glynis Bryan
(Signature)
Glynis Bryan
Chief Financial Officer

Date: November 8, 2006

EXHIBIT INDEX

Exhibit			Page or
Number		Description	Method of Filing

Exhibit 3.1	—	Form of Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002
Exhibit 3.2	—	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated October 27, 2005
Exhibit 3.3	—	Stockholder Protection Rights Agreement, dated as of July 18, 2006 (the “Rights Agreement”), between Swift Transportation Co., Inc. (the “Corporation” and Mellon Investors Service, LLC, as Rights Agent, including as Exhibit A the forms of Rights Certificate and of Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Participating Preferred Stock of the Corporation	Incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K dated July 19, 2006
Exhibit 10.1	—	First Amendment to Amended and Restated Receivables Sale Agreement, dated August 21, 2006, between Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and SunTrust Capital Markets	Filed herewith
Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Robert W. Cunningham, Chief Executive Officer and President	Filed herewith
Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Glynis Bryan, Chief Financial Officer	Filed herewith
Exhibit 32	—	Section 1350 Certification of Robert W. Cunningham and Glynis Bryan	Furnished herewith