Form 10-K
period 2006-12-31
SWIFT TRANSPORTATION CO INC
filed 2007-02-28
CIK 863557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value	NASDAQ Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

At June 30, 2006, the aggregate market value of our common stock held by non-affiliates was $2,376,872,888, based on the closing price of our common stock as quoted on the Nasdaq Global Select Market as of such date.

The number of shares outstanding of our common stock on February 26, 2007 was 75,147,473.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III, Items 10, 11, 12, 13 and 14 will be provided as an amendment to this Report on Form 10-K.

PART I

Item 1.	Business

Swift Transportation Co., Inc., a Nevada corporation headquartered in Phoenix, Arizona, is the holding company for several operating and other corporations. We are the largest publicly traded truckload carrier in the United States operating a fleet of 18,000 tractors, 50,000 trailers and 5,000 intermodal containers. We operate out of 31 major terminals in 26 states and Mexico combining strong regional operations, an expanding intermodal operation and various specialty and dedicated services. The principal commodities that we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food products, beverages and beverage containers and building materials. We operate in predominantly one industry, road transportation, as a truckload motor carrier and thus have only one reportable segment.

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

In 2005, we began expanding our intermodal capabilities to better serve our customers who utilize the rail network to transport freight. Intermodal service combines a linehaul move by rail for the underlying container with pick-up and delivery at origin and/or destination point. The pick-up and delivery associated with an intermodal move is known as drayage. As part of our initial expansion into intermodal, we assumed certain leases for 1,500 53 foot containers from the BNSF Railway. In addition to the BNSF units, in the fourth quarter of 2005, we purchased 1,500 steel intermodal containers and in the second and in the third quarters of 2006, we purchased a total of 2,000 additional steel containers. Our fleet at the end of 2006 totaled approximately 5,000 containers.

Through our dedicated service offering, we provide more tailored solutions to meet specific customer needs. Our dedicated operations are focused on designing and engineering specific transportation solutions and are typically supported by longer term contracts. Services offered include hauling dry van, flat-bed, heavy haul, refrigerated trailers and other regular services. Our dedicated operations are operated as part of our terminal network and leverage our operating systems to source backhaul opportunities to optimize the effective positioning of assets. In our dedicated operations, we typically provide transportation professionals on-site at the customer’s facilities and have a centralized team of transportation engineers to design and optimize transportation solutions to support private fleet conversions and/or augment the transportation requirements of our customers. We are also able to offer the capacity throughout our network to meet seasonal demands and surges.

In addition to our domestic operations, we have a growing cross border operation into Mexico that primarily ships through commercial border crossings from Laredo, Texas westward to California. In January 2004, we completed the acquisition of Trans-Mex, a carrier that focuses on shipments to and from Mexico. Our revenue from Mexican operations was $52 million, $48 million and $43 million in 2006, 2005 and 2004, respectively, prior to intercompany eliminations.

MARKETING AND CUSTOMERS

We concentrate our marketing efforts on expanding the amount of service we provide to existing customers as well as establishing new customers with shipment needs that complement our terminal network and existing routes. We have a sales staff of approximately 50 individuals across the United States and Mexico that works closely with senior management to establish and expand accounts. A member of senior management is assigned to each of our largest customers to ensure a high level of customer support.

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

Our strategy of growing business with existing customers provides us with a significant base of revenue. Although we do business with hundreds of customers, over 50% of our revenue is generated with our largest 25 customers. A summary of the revenue generated from our largest customers is as follows:

	% of Total Revenue
	Generated by Group of
	Customers
Customers	2006	2005	2004

Top 5	31%	31%	32%
Top 10	41%	40%	42%
Top 25	58%	56%	58%

Wal-Mart, our largest customer, accounted for approximately 15% of our operating revenue during each of the last three years. No other customer accounted for more than 10% of operating revenue during each of the three years ended December 31, 2006. Our largest customers include retail and discount department store chains, manufacturers, non-perishable and perishable food companies, beverage and beverage container producers and building materials companies.

REVENUE EQUIPMENT

We acquire premium tractors to help attract and retain drivers, promote safe operations and minimize maintenance and repair costs. We believe the higher initial investment is recovered through improved resale value, improved fuel economy and reduced maintenance costs.

The following table shows the type and age of our owned and leased equipment at December 31, 2006:

Model Year	Tractors(1)	Trailers

2007	2,641	40
2006	2,394	5,402
2005	3,678	1,594
2004	3,057	1,112
2003	1,863	3,159
2002	544	2,092
2001	269	5,228
2000 and prior	531	31,386

Total	14,977	50,013

(1)	Excludes 2,950 owner-operator tractors.

Historically, we have purchased tractors and trailers manufactured to our specifications. From 1990 through 2003, we predominantly acquired tractors manufactured by Freightliner powered by Series 60 Detroit Diesel engines. Beginning in 2004, we began purchasing the majority of our tractors from Volvo. We adhere to a comprehensive maintenance program that minimizes downtime and enhances the resale value of our equipment. In addition to our maintenance facility in Phoenix, Arizona, we perform routine servicing and maintenance of our equipment at most of our regional terminal facilities, thus avoiding costly on-road repairs and out-of-route miles.

In 2001, the EPA released new requirements for cleaner diesel engine emissions for tractors manufactured in 2007. We did not accelerate our replacement schedule for tractor purchases in advance of the 2007 EPA compliant engines.

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

In 2005, we began to implement trailer tracking technology to better manage our large fleet of vans. This technology assists us in locating trailers and confirming the empty or loaded status. This technology helps with billing for detention charges and improves driver satisfaction. This information will enable our planners to manage our equipment more efficiently and should help to reduce the number of miles driven to locate available trailers. Through December 31, 2006 we had installed trailer tracking systems on approximately 34,000 trailers.

TRANSPLACE

In April 2000, together with five other publicly traded truckload carriers, we founded Transplace, Inc., an Internet-based transportation logistics company. We contributed our transportation logistics business and associated intangible assets to Transplace upon its formation. Our ownership interest in Transplace is approximately 29%. We report our equity interest in Transplace and our share of the profits and losses of Transplace in our consolidated financial statements using the equity method of accounting. See the Notes to Consolidated Financial Statements.

As a transportation logistics company, Transplace manages shippers’ transportation needs and receives a fee for this service. We may receive from Transplace the opportunity to provide transportation services to shippers. Through the second quarter of 2005, we were obligated to use Transplace to obtain any additional capacity we required from other trucking companies for our customers. In 2005, in connection with a shift in its business focus, Transplace agreed that all owners could independently source their additional capacity needs and hence, we restarted our own brokerage operation. During the years ended December 31, 2006, 2005 and 2004, we received less than 2% of our operating revenue from Transplace and paid less than 4% of our purchased transportation to Transplace.

In January 2005, we loaned $6.3 million to a subsidiary of Transplace. As of December 31, 2006, the carrying value of this note has been reduced to $334,000 as we have recorded approximately $5.7 million of our share of accumulated losses of Transplace and a principal payment of approximately $340,000 in 2006. At such time as the note is repaid in full, the amount of losses previously recorded as a reduction of the note receivable will be recognized as a gain.

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

We have adopted a speed limit of 65 miles per hour for our tractors and 68 miles per hour for owner-operator tractors, which are below the speed limits of many states. We believe our adopted speed limit reduces the number of accidents, enhances fuel mileage and minimizes maintenance expense compared to operating without our imposed speed limits. Substantially all of our tractors are equipped with electronically controlled engines that are set to limit the speed of the vehicle.

Driver Retention

We believe our innovative driver-training programs, driver compensation, regionalized operations, trailer tracking and late-model equipment provide important incentives to attract and retain qualified drivers. We have made a concerted effort to reduce the level of driver turnover and increase our driver satisfaction. We monitor the effectiveness of our driver programs by measuring driver turnover and actively addressing issues that may cause driver turnover to increase. No assurance can be given that a shortage of qualified drivers will not adversely affect us in the future.

Year-end Employment

As of December 31, 2006, we employed approximately 21,900 full-time employees, of whom approximately 17,900 were drivers (including driver trainees), 1,300 were mechanics and other equipment maintenance personnel and the balance were support personnel, such as sales personnel, corporate managers and administrative personnel. No driver or other employee is represented by a collective bargaining unit. In the opinion of management, our relationship with our drivers and employees is good.

OWNER-OPERATORS

To enhance our business, we enter into contracts with owner-operators. These owner-operators are drivers or fleet operators who, unlike drivers we employ, own or lease their tractor and are responsible for their own operating costs (for example, fuel and maintenance). The owner-operators operate under our authority and are generally compensated based upon trip miles. We believe owner-operators provide us with a noticeably higher return on our invested assets because owner-operators incur the cost of acquiring the equipment. As of December 31, 2006, owner-operators comprised approximately 16.5% of our total fleet. If we are unable to continue to contract with a sufficient number of owner-operators or fleet operators, it could adversely affect our operations and profitability.

SAFETY AND INSURANCE

Safety is and has always been the top priority for us. We have an active safety and loss prevention program at each of our terminals. We have adopted maximum speed limits which are below the statutory speed limits in many states. Supervisors engage in ongoing training of drivers regarding safe vehicle operations. We have terminal and regional safety manager positions that focus on loss prevention for the designated facilities. As a result of this focus on safety, we have seen our total accidents per million miles decline steadily over the past few years.

In December 2004, we entered into an agreement with insurance carriers to provide transportation liability insurance with an aggregate limit of $200 million for 2005 and 2006. The policy increased the self-insured portion to $10 million per occurrence. After reviewing actuarial studies of our loss history, frequency and severity, we determined this to be the optimal insurance solution for us at this time and renewed the policy through 2008.

In June 2006, we started to insure risk through our wholly-owned captive insurance company, Mohave Transportation Insurance Company (“Mohave”). In addition to insuring our own risk, Mohave provides insurance policies to our owner-operators in exchange for an insurance premium to be paid to Mohave.

Our owner-operators are covered by our liability policy but are responsible for their own physical damage and workers compensation plans. For information on our workers compensation plan, see the Salaries, Wages and Employee Benefits section in the Results of Operations discussion in Management’s Discussion and Analysis below.

FUEL

In order to reduce fuel costs, we purchase approximately 50% of our fuel in bulk at 31 terminals and dedicated locations in the United States. We store fuel in underground storage tanks at four of our bulk fueling terminals and in above ground storage tanks at our other bulk fueling terminals. We believe that we are in substantial compliance with applicable environmental laws and regulations. Shortages of fuel, increases in fuel prices or rationing of petroleum products could have a material adverse effect on our operations and profitability. In response to increases in fuel costs, we have implemented fuel surcharges to pass on to our customers the majority of the increases in fuel costs. However, there can be no assurance that such fuel surcharges will adequately cover potential future increases in fuel prices. We believe that our most effective protection against fuel cost increases is to maintain a fuel efficient fleet and to continue our fuel surcharge program. We generally have not used derivative-type products as a hedge against higher fuel costs in the past but continue to evaluate this possibility.

COMPETITION

The trucking industry is extremely competitive and fragmented. We compete primarily with regional, medium-haul truckload carriers. We believe, because of our cost efficiencies, productive equipment utilization and financial resources, that we have a competitive advantage over most regional truckload carriers. We believe that competition for the freight transported by us is based, in the long-term, as much upon service, efficiency and capacity as on freight rates. We believe that overall growth in the truckload industry and continued industry consolidation will present opportunities for well-managed, financially stable carriers like us. Some trucking companies with which we compete have greater financial resources. Long-haul truckload carriers and railroads also provide competition, but to a lesser degree. We also compete with other motor carriers for the services of drivers.

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

Our safety rating is satisfactory, the highest rating given by the Federal Motor Carrier Safety Administration (FMCSA), a department within the US DOT. There are three safety ratings assigned to motor carriers: “satisfactory”, “conditional”, which means that there are deficiencies requiring correction, but not so significant to warrant loss of carrier authority and “unsatisfactory”, which is the result of acute deficiencies and would lead to revocation of carrier authority. In May 2006, the FMCSA completed a review of our operations and safety management controls. Upon completion of the review, the FMCSA assigned to us a safety fitness rating of “satisfactory.” In February 2007, the Company resolved then outstanding litigation with the FMCSA over civil penalties assessed in connection with audits in 2001, 2003 and 2005 by paying an aggregate amount of approximately $106,000. The Company denied all the allegations resulting from the 2001 and 2003 audits. See our “Risk Factors” for further discussion related to regulations that may affect our business.

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

SEASONALITY

In the transportation industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter. In 2006, the traditional spike in volume in the third and fourth quarters did not occur. Our operating expenses also tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time.

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

Our future operating results and financial condition are dependent on our ability to successfully provide truckload carrier services to meet dynamic customer demand patterns. Inherent in this process are a number of factors that we must successfully manage in order to achieve favorable future operating results and a healthy financial condition. Potential risks and uncertainties that could affect future operating results and our financial condition include, without limitation, the factors discussed below.

The trading price for our common stock is close to the acquisition price per share proposed by Mr. Jerry Moyes.

As a result of the agreement with Mr. Jerry Moyes whereby he and certain of his affiliates will acquire all of our outstanding common stock for $31.55 per share, our common stock is currently trading at approximately the acquisition price. If the agreement is terminated or the transaction otherwise fails to close, the trading price of our common stock could decrease to a much lower level.

Insuring risk through our wholly-owned captive insurance company could adversely impact our operations.

In June 2006, we started to insure risk through our wholly-owned captive insurance company, Mohave Transportation Insurance Company (“Mohave”). In addition to insuring portions of our own risk, Mohave insures certain owner-operators in exchange for an insurance premium paid to Mohave. Mohave reinsures a portion of its risk. The insurance and reinsurance markets are subject to market pressures. Mohave’s ability or need to access the reinsurance markets may involve the retention of additional risk, which could expose the Company to volatility in claim losses. Additionally, an increase in the number or severity of claims for which we insure certain owner-operators through Mohave could adversely impact our operations.

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

Our Stockholder Protection Rights Agreement could have an adverse impact on the trading price of the Company’s common stock

Our Stockholder Protection Rights Agreement introduced in 2006 includes provisions relating to qualifying offers, which could delay, prevent or make more difficult a merger, tender offer, proxy contest or other change of control.

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

We may experience substantial difficulty in attracting and retaining qualified drivers, including owner-operators.

In the past, there have been shortages of drivers in the trucking industry and such shortages may occur in the future. Periodically, the trucking industry experiences substantial difficulty in attracting and retaining qualified drivers, including owner-operators. If we are unable to continue to retain and attract drivers or contract with owner-operators and fleets, we could be required to adjust our driver compensation package, let trucks sit idle or otherwise operate at a reduced level, which could adversely affect our operations and profitability.

Our operations are particularly sensitive to volatility in fuel prices.

Significant increases or rapid fluctuations in fuel prices are major issues for the transportation industry. Increases in fuel costs, to the extent not offset by rate per mile increases or fuel surcharges, have an adverse effect on our operations and profitability. We believe that the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet and to maintain a continuous fuel surcharge program. We have fuel surcharge revenue programs in place with a majority of our customers which has helped to offset the majority of the negative impact of rising fuel prices associated with loaded or billed miles. However, we also incur fuel costs that cannot be recovered associated with empty miles, out of route miles or the time when our engines are idling. In addition, there can be timing differences between a change in our fuel costs and the timing of recovery of fuel surcharge billed to customers. There can be no assurance that such fuel surcharges can be maintained indefinitely or will be sufficiently effective. As of December 31, 2006, we have not used derivative-type hedging instruments, but periodically evaluate their possible use.

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

We are regulated by the US DOT and the FMCSA. We may also become subject to new or more comprehensive or restrictive regulations relating to fuel emissions, ergonomics or other issues regulated by the United States Environmental Protection Agency (“EPA”) or other state or federal agencies. In addition, our operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal and handling of hazardous materials, discharge of storm water and underground fuel storage tanks. If we should be involved in a spill or other accident involving hazardous substances or if we were found to be in violation of applicable laws or regulations, we could be subject to fines and penalties that could have a material adverse effect on our business and operating results. EPA regulations continue to require significantly reduced engine emissions. A new set of standards became effective in 2007, which may increase the cost and reduce the fuel efficiency of new engines. The increased cost of complying with such regulations could have a material adverse effect on our business and operating results.

The FMCSA, a department within the US DOT, regularly audits our operations and safety management controls. Upon completion of the most recent audit in May 2006, the FMCSA assigned to us a safety fitness rating of “satisfactory,” the highest rating given by the FMCSA. If FMSCA determines our safety rating to be “conditional” in a future audit, it could result in certain material adverse consequences to our business and operations.

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

The FMCSA then issued new HOS regulations effective October 2005. In general, the regulations did not reduce the amount of available driving hours, but restricted the sleeper berth provision. The new sleeper berth provision allows the drivers’ required rest period of 10 hours to be split into two parts, but requires one period to be at least 8 consecutive hours. These changes impact the flexibility of solo and team drivers to effectively manage their available work hours. If we are unsuccessful in working with customers on the timing of pick-ups and deliveries or in working with drivers to optimize their available driving hours, the changes could result in a loss of productivity.

Volatility in the used equipment sales market could adversely affect our operations.

We rely on the sale of used equipment to offset the cost of purchasing new equipment. From 1999 to 2003, used tractor values deteriorated significantly. In 2004, used tractor prices began rising, remained stable in 2005 and declined in 2006. Should this trend continue and result in deterioration of prices, it could have a material adverse effect on our business and operating results.

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

A significant portion of our revenue is generated from several key customers. During 2006, our top 25, 10 and 5 customers accounted for 58%, 41% and 31% of revenues, respectively. Our largest customer, Wal-Mart accounted for 15% of our revenues in 2006. We do not have long-term contractual relationships with many of our key customers, and there can be no assurance that our relationships with our key customers will continue as presently in effect. A reduction in or termination of our services by a key customer could have a material adverse effect on our business and operating results.

We depend on third parties, particularly in our expanding intermodal and brokerage businesses.

Our intermodal business utilizes railroads and some third-party dray carriers to transport freight for our customers. Changes in the service level, availability or cost of such services could have material adverse effect on our operations and profitability. In addition, we are significantly expanding our intermodal business and, as a result, may experience slower initial demand and operational difficulties as we develop that business. Our brokerage business is dependent on the services of third-party capacity providers, including other truckload carriers. These third-party providers face the similar economic challenges as we do. The inability to secure the services of these third-parties could have material adverse effect on our operations.

Also see the discussion in Item 5 under the heading “Factors That May Affect Future Stock Performance” below.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters is situated on approximately 151 acres in the southwestern part of Phoenix, Arizona. The headquarters consists of a three story administration building with 126,000 square feet of office space; repair and maintenance buildings with 106,000 square feet; a 20,000 square foot drivers’ center and restaurant; an 8,000 square foot recruiting and training center; a 6,000 square foot warehouse; a 140,000 square foot parking facility; a two bay truck wash; and an eight lane fueling facility. In addition, we lease office space and land to operate a driver training school at another location in Phoenix.

We have terminals throughout the continental United States and Mexico. A terminal may include customer service, marketing, fuel and repair facilities. We also operate driver training schools in several cities. The following table provides information regarding our significant facilities or terminals:

Location	Owned or Leased	Description

Western Region
Arizona — Phoenix	Owned/Leased	Customer Service, Marketing, Fuel, Repair, Driver Training School
California — Fontana	Owned/Leased	Customer Service, Marketing, Fuel, Repair
California — Lathrop	Owned	Customer Service, Marketing, Fuel, Repair
California — Wilmington	Owned	Customer Service, Fuel, Repair
Colorado — Denver	Owned	Customer Service, Marketing, Fuel, Repair
Idaho — Lewiston	Owned/Leased	Customer Service, Marketing, Fuel, Repair, Driver Training School
Nevada — Sparks	Owned	Customer Service, Fuel, Repair
New Mexico — Albuquerque	Owned	Customer Service, Fuel, Repair
Oregon — Troutdale	Owned	Customer Service, Marketing, Fuel, Repair, Driver Training School
Texas — El Paso	Owned	Customer Service, Marketing, Fuel, Repair
Utah — Salt Lake City	Owned	Customer Service, Marketing, Fuel, Repair
Washington — Sumner	Owned	Customer Service, Marketing, Fuel, Repair
Central Region
Illinois — Manteno	Owned	Customer Service, Fuel, Repair
Indiana — Gary	Owned	Customer Service, Fuel, Repair
Kansas — Edwardsville	Owned	Customer Service, Marketing, Fuel, Repair
Michigan- New Boston	Owned	Customer Service, Marketing, Fuel, Repair
Minnesota — Inver Grove Heights	Owned	Customer Service, Marketing, Repair
Missouri — Kansas City	Leased	Driver Training School
Ohio — Columbus	Owned	Customer Service, Marketing, Fuel, Repair
Oklahoma — Oklahoma City	Owned	Customer Service, Marketing, Fuel, Repair
Tennessee — Memphis	Owned	Customer Service, Marketing, Fuel, Repair
Tennessee — Millington	Leased	Driver Training School
Texas — Houston	Owned	Customer Service, Repair
Texas — Lancaster	Owned	Customer Service, Marketing, Fuel, Repair
Texas — Laredo	Owned	Customer Service, Marketing, Fuel, Repair
Texas — San Antonio	Leased	Driver Training School, Customer Service
Wisconsin — Town of Menasha	Owned	Customer Service, Marketing, Fuel, Repair
Eastern Region
Florida — Ocala	Owned	Customer Service, Marketing, Fuel, Repair
Georgia — Decatur	Owned	Customer Service, Marketing, Fuel, Repair
New Jersey — Avenel	Owned	Customer Service
New York — Syracuse	Owned	Customer Service, Marketing, Fuel, Repair
North Carolina — Eden	Owned	Customer Service, Fuel, Repair
Pennsylvania — Jonestown	Owned	Customer Service, Fuel, Repair

Location	Owned or Leased	Description

South Carolina — Greer	Owned	Customer Service, Marketing, Fuel, Repair
Virginia — Richmond	Owned	Customer Service, Marketing, Fuel, Repair, Driver Training School
Mexico
Tamaulipas — Nuevo Laredo	Owned	Customer Service, Marketing, Fuel, Repair

In addition to the facilities listed above, we maintain various drop yards throughout the United States and Mexico. As of December 31, 2006, our aggregate monthly rent for all leased properties was $189,000.

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

On November 6 and 7, 2006, three cases were filed against us and each of our directors. Two of the cases were filed in Arizona Superior Court, Maricopa County (Pfeiffer v. Swift Transportation Co., Inc. et al., Case No. CV2006-017074 and Molinari v. Swift Transportation Co., Inc., et al., Case No CV2006-017089) and the third case was filed in the District Court for Nevada, Clark County (Hendrix v. Swift Transportation Company Inc. et al., Case No A531032). The three cases are putative class actions brought by stockholders alleging that our directors breached their fiduciary duties to the Company in connection with a proposal from Jerry Moyes, our largest shareholder and one of our directors, to acquire all of the Company’s outstanding shares for $29.00 per share. The cases make claims for monetary damages, injunctive relief and attorneys’ fees and expenses. The parties have filed a stipulation in Arizona to consolidate the two Arizona cases. On November 27, 2006, we announced that the special committee of the Board of Directors had rejected Mr. Moyes’ $29.00 per share offer.

On January 19, 2007, we announced that after engaging in discussions with other potential financial and strategic buyers, as well as further discussions and negotiations with Mr. Moyes, we decided to enter into a definitive merger agreement pursuant to which Mr. Moyes and certain of his family members would acquire all of the Company’s outstanding shares of stock for $31.55 per share.

On January 23, 2007, January 26, 2007 and January 23, 2007, respectively, two new lawsuits and an amended complaint in a preexisting lawsuit were filed. The lawsuits were filed in the Arizona Superior Court, Maricopa County (Weller v. Swift Transportation Co., Inc., et al, Case No CV2007-1440) and the District Court for Nevada, Washoe County (McDonald v. Swift Transportation Co., Inc. et al, Case No CV0700197). The Amended Complaint was filed in an action that was commenced on March 24, 2006, in the District Court for Nevada, Clark County (Rivera v. Eller et al, Case No A519346). The three cases are also putative class actions brought by stockholders alleging that our directors breached their fiduciary duties to the Company in connection with our entry into the merger agreement. In addition to asserting direct claims for breach of fiduciary duty, the Amended Complaint asserts derivative claims on the Company’s behalf and also asserts a claim against Mr. Moyes and Mr. Earl H. Scudder, a former director of the Company, for unjust enrichment. The three most recently-filed complaints also make claims for monetary damages, injunctive relief and attorneys’ fees and expenses.

The impact of the final disposition of these legal proceedings cannot be assessed at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “SWFT”. The following table sets forth the high and low sales prices of the common stock reported by NASDAQ for the periods shown.

	Common Stock
	High	Low

2006
First Quarter	$25.56	$19.65
Second Quarter	32.95	21.84
Third Quarter	33.66	22.21
Fourth Quarter	30.10	22.90
2005
First Quarter	$26.19	$18.88
Second Quarter	25.95	20.36
Third Quarter	24.64	16.25
Fourth Quarter	21.24	16.55

On February 26, 2007, the last reported sales price of our common stock was $30.83 per share. At that date, the number of stockholder accounts of record of our common stock was approximately 3,500. We estimate there are approximately 10,000 beneficial holders of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On September 19, 2005, we adopted and implemented a new repurchase program, under which we may acquire our common stock using the proceeds received from the exercise of stock options to minimize the dilution from the exercise of stock options. The purchases will be made in accordance with SEC rules 10b5-1 and 10b-18, which limit the amount and timing of our repurchases and removes any discretion with respect to our purchases. The timing and amount of shares repurchased is dependent upon the timing and amount of employee stock option exercises. There is no expiration date under the program. At this time, we cannot reliably estimate the pattern of employee stock option exercises and resulting share repurchases. Our share repurchases for the fourth quarter of 2006, were as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate Dollar
			Shares Purchase as	Value of Shares)
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs

October 1, 2006 — October 31, 2006	28,891	$26.86	28,891	*
November 1, 2006 — November 30, 2006	108,388	$28.26	108,388	*
December 1, 2006 — December 31, 2006	38,119	$26.98	38,119	*

Total	175,398		175,398

*	Because the timing and amount of shares repurchased is dependent upon future employee stock option exercises, the amount of future share repurchases cannot be reliably estimated.

Factors That May Affect Future Stock Performance

The performance of our common stock is dependent upon several factors, including those set forth below and in “Risk Factors”.

Possible Failure of Merger.  As a result of the agreement with Mr. Jerry Moyes whereby he will acquire all of our outstanding common stock for $31.55 per share, our common stock is currently trading at approximately the acquisition price. If the agreement is terminated or the transaction otherwise fails to close, the trading price of our common stock could decrease to a lower level.

Influence by Principal Stockholder.  Jerry C. Moyes and trusts established for the benefit of Jerry C. Moyes and his family beneficially own approximately 28% of our common stock. In addition, Mr. Moyes’ son, Michael is the beneficial owner of approximately 12% of our common stock. Accordingly, Mr. Moyes and his family could have a significant influence upon our activities, as well as on all matters requiring approval of the stockholders, including electing members of our Board of Directors and causing or restricting our sale or merger. This concentration of ownership, as well as the ability of the Board to establish the terms of and issue preferred stock without stockholder approval, may have the effect of delaying or preventing changes in control or management, including transactions in which stockholders might otherwise receive a premium for their shares over their current market prices.

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

Item 6.	Selected Financial Data

The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 2006 is derived from our Consolidated Financial Statements. The Consolidated Financial Statements as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006 and the independent registered public accountants’ reports thereon, are included in Item 8 of this Form 10-K. This data should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollar Amounts in Thousands, Except per Share and per Mile Amounts)

Consolidated Statements of Earnings Data:
Operating revenue	$3,172,790	$3,197,455	$2,826,201	$2,397,655	$2,101,472
Earnings before income taxes	$221,274	$164,350	$159,949	$127,982	$96,108
Net earnings	$141,055	$101,127	$103,482	$79,371	$59,588
Diluted earnings per share	$1.86	$1.37	$1.29	$.94	$.69
Consolidated Balance Sheet Data:
Working capital (deficit)	$3,286	$(93,602)	$(70,905)	$(24,289)	$(69,599)
Total assets	$2,110,648	$2,218,530	$2,030,158	$1,820,943	$1,654,482
Long-term obligations, less current portion	$200,000	$364,000	$366,787	$257,894	$183,470
Stockholders’ equity	$1,014,223	$870,044	$738,269	$844,615	$765,778
Operating Statistics (at end of year):
Operating ratio	92.3%	94.1%	93.6%	94.1%	94.4%
Pre-tax margin(1)	7.0%	5.2%	5.7%	5.3%	4.6%
Average line haul revenue per loaded mile(2)	$1.64	$1.58	$1.52	$1.45	$1.41
Deadhead percentage	12.2%	12.1%	12.8%	13.8%	14.1%
Average length of haul (in miles)	522	534	520	529	552
Total tractors at end of period:
Company-operated	14,977	14,465	14,898	14,344	12,939
Owner-operator	2,950	3,466	3,647	3,692	3,152
Trailers at end of period	50,013	51,997	51,773	50,489	48,233

(1)	Pre-tax margin represents earnings before income taxes as a percentage of operating revenue. Because of the impact that equipment financing methods can have on the operating ratio (operating expenses as a percentage of operating revenue), we believe that the most meaningful comparative measure of our operating efficiency is our pre-tax margin, which takes into consideration both our total operating expenses and net interest expense as a percentage of operating revenue.

(2)	Excludes fuel surcharge revenue.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Risk Factors” and other factors.

OVERVIEW

We are the largest publicly traded truckload carrier in the United States operating a fleet of approximately 18,000 tractors, 50,000 trailers and 5,000 intermodal containers. We operate predominantly in one industry, road transportation, as a truckload motor carrier and thus have only one reportable segment. We earn revenue by hauling freight for retailers, manufacturers and other companies. We manage our business through a network of 31 major terminals located strategically across the United States and Mexico. We believe our terminal network provides us with efficiencies such as enabling in-house maintenance and utilizing company purchased fuel, as well as providing superior customer service by being located closer to our customers and our drivers. Our services include linehaul and dedicated transportation solutions utilizing dry van, refrigerated van, flat-bed and heavy-haul equipment. We also provide intermodal, brokerage and other transportation services. The principal types of freight we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food, beverages and beverage containers and building materials. Principally, we operate within short-to-medium-haul traffic lanes with an average length of haul of less than 550 miles.

In the past few years, the truckload industry has generally experienced increases in driver wages due to competition among carriers for qualified drivers, increases in fuel costs due to less efficient EPA approved engines in the tractors and higher crude oil prices, and increases in insurance costs. The limited availability of drivers and cost increases had tightened capacity growth in the industry while demand from shippers had increased. These market conditions enabled us and other carriers to pass through many of our cost increases to the customers through higher rates. In the second half of 2006, market conditions changed. We believe that capacity in the truckload market increased and demand from shippers decreased as a result of several factors including:

•	A decline in the housing and automotive markets;

•	An increase in the number of Class VIII tractor units available as many competitors increased purchases of replacements units in 2006 prior to the more rigorous EPA requirements effective beginning with 2007 vehicles;

•	Better management of inventories by shippers; and

•	Increased use of intermodal services.

As a result of these factors, the productivity of our tractors as measured by loaded miles per tractor per week and deadhead (miles driven when not transporting goods for a customer) deteriorated in the second half of 2006. If these market conditions remain for an extended period of time, our ability to continue to pass on cost increases to our customers may be limited and could have a major impact on the results of our operations and financial condition in the future. Given the current market environment, we will continue to focus on driver retention, safety, customer relationships, freight selection and other activities that we expect will help us continue our profitable growth.

Acquisition by Jerry Moyes

On January 19, 2007, we entered into a definitive merger agreement with an entity formed by Jerry Moyes, our founder, a director and former Chairman of the Board and CEO. Pursuant to the agreement, Mr. Moyes and certain of his affiliates will acquire all our outstanding shares for $31.55 per share. The transaction is subject to approval by our stockholders, and other customary closing conditions. The transaction is expected to be completed during the second quarter of 2007. Following the merger, our shares will cease to be quoted on NASDAQ, we will cease to file reports with the Securities and Exchange Commission (the “SEC”) and we will be owned by Mr. Moyes and certain of his affiliates.

Sale of Autohaul Business and Assets

In April 2005, we completed the sale of our autohaul assets and business for approximately $46.1 million, $25 million of which was paid in cash at closing, $3.5 million of which was paid on July 15, 2005, $0.6 million of which was paid on January 15, 2006 and $17 million of which is payable to us in the form of a note due over a six year period ending in April 2011. In the course of the preparation and review of our fiscal 2006 financial statements, we determined that the purchaser of this business was unable to repay the remaining note receivable and other outstanding amounts and recorded a pre-tax impairment charge of $18.4 million in the fourth quarter of 2006. The purchaser subsequently declared bankruptcy in January 2007.

Accounting Standards Not Yet Adopted

The Financial Accounting Standards Board (“FASB”) has issued Statements of Financial Accounting Standard (“SFAS”) and Interpretations (“FIN”) for which the required implementation dates have not yet become effective. New standards that will likely materially impact us are discussed below.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its consolidated financial statements. However, we do not expect the adoption of FIN 48 to have a material effect on our financial position or operating results.

CRITICAL ACCOUNTING POLICIES

Claims Accruals

We are self-insured for a portion of our liability, workers’ compensation, property damage, cargo damage and employee medical expense risk. This self-insurance results from buying insurance coverage with deductible amounts. Each reporting period we accrue the cost of the uninsured portion of pending claims. These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends. Actual settlement of the self-insured claim liabilities could differ from our estimates due to a number of uncertainties, including evaluation of severity, legal cost and claims that have been incurred, but not reported. If claims development factors that are developed based upon historical experience increased by 10%, our claims accrual as of December 31, 2006 would potentially increase by $79 million.

Goodwill and Intangible Assets

We have $56.2 million of goodwill recorded as of December 31, 2006. We test the goodwill, which arose from acquisitions, for impairment annually at our year end. Our test of goodwill impairment requires judgment, including the identification of reporting units, assigning assets and liabilities (including goodwill) to reporting units and determining the fair value of each reporting unit. We have used a discounted cash flow model to estimate the fair value of our reporting units, which includes several significant assumptions, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. If operating margins decreased by 10% for any of the reporting units, we would not be required to recognize an impairment.

In addition, we have $35.2 million of intangible assets, arising from customer relationships obtained through acquisitions and subsequent contracts, recorded as of December 31, 2006. We are amortizing these intangible assets over 15 years. Significant assumptions, including estimating future cash flows, determining appropriate discount rates and other factors were used to value these intangible assets. Although we do not believe any event or change in circumstances has occurred that would indicate that the carrying amount may not be recoverable, we tested these intangible assets with finite lives to provide the following information. We estimate the impact of an impairment due to one contract termination could range from $2.2 million to $9.9 million.

Revenue Recognition

In connection with our adoption of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective January 1, 2006, we changed our method of recognizing operating revenues and related direct costs to recognizing revenue as of the date the freight is delivered, which is consistent with method three under EITF 91-9. For years prior to the January 1, 2006, the Company recognized operating revenues and related direct costs as of the date the freight was picked up for shipment, which is consistent with method two under EITF 91-9.

RESULTS OF OPERATIONS FOR 2006, 2005 AND 2004 SUMMARY

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the years ended December 31:

	2006	2005	2004

Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	28.3	31.5	34.4
Operating supplies and expenses	8.5	9.0	9.7
Fuel	19.9	19.1	15.8
Purchased transportation	18.5	18.2	17.7
Rental expense	1.6	1.8	2.8
Insurance and claims	4.8	4.9	3.4
Depreciation, amortization and impairments	7.9	6.4	6.5
(Gain) loss on disposal of property and equipment	—	—	.1
Communications and utilities	.9	1.0	1.0
Operating taxes and licenses	1.9	2.2	2.2

Total operating expenses	92.3	94.1	93.6

Operating income	7.7	5.9	6.4
Net interest expense	.7	.8	.6
Other (income) expense, net	—	(.1)	.1

Earnings before income taxes	7.0	5.2	5.7
Income taxes	2.5	2.0	2.0

Net earnings	4.5%	3.2%	3.7%

In 2006, our net earnings increased 39.5% to $141.1 million from $101.1 million in 2005. Improvements in net earnings were primarily driven by increased focus on cost control, a 6.7% reduction in our non-driver workforce, improved administrative processes, particularly related to workers compensation claims management, and improved recovery of increases in fuel prices through a more robust fuel surcharge program. These benefits were partially offset by a reduction in revenue related to the smaller average operating fleet in 2006 compared to 2005 and the soft freight environment in the second half of 2006. In addition, depreciation expense increased as a result of the change in depreciable lives of tractors from five years to three and four years. Net earnings in 2006 includes a pre-tax impairment charge of $18.4 million for the write-off of a note receivable and other outstanding amounts related to the Company’s sale of its auto haul business in April 2005. Also included in the 2006 results are a pre-tax impairment charge of $1.4 million related to real property and equipment in Mexico, a $7.8 million pre-tax impairment charge for certain translucent trailers that were held for sale, a $4.8 million pre-tax benefit from the change in the discretionary match of the Company’s 401K program, a $5.15 million pre-tax benefit from a favorable insurance settlement and a $1.1 million pre-tax benefit from the change in market value of the interest rate derivate agreements.

Net earnings in 2005 include a $12.4 million expense to accelerate the vesting period of stock options in connection with accounting rule changes, a $7.7 million expense to reduce the carrying value of certain trailers and real estate to the estimated fair value less cost to sell, a $4.4 million gain from the sale of real estate and a $3.3 million pre-tax benefit to recognize the decrease in the market value of interest rate derivative agreements.

Net earnings decreased slightly in 2005 from $103.5 million in 2004 to $101.1 million. Fuel surcharge revenue increased $202.2 million to help offset the rising cost of fuel as shown in our fuel expense and purchased transportation costs. Trucking revenue increased 6.2% primarily as a result of increased revenue per mile and improved utilization of our fleet. These operational improvements helped to offset the increased cost of insurance as well as pay increases provided to our drivers and owner-operators. Our diluted earnings per share increased in 2005 to $1.37 from $1.29 in 2004 as we experienced a lower average share count in 2005 due to the large share repurchases made late in 2004.

REVENUE

We segregate our revenue into three types: trucking revenue, fuel surcharge revenue and other revenue. A summary of our revenue generated by type for the past three years is as follows:

	Years Ended December 31,
	2006	2005	2004
	($ thousands)

Trucking revenue	$2,585,590	$2,722,648	$2,564,712
Fuel surcharge revenue	462,529	391,942	189,725
Other revenue	124,671	82,865	71,764

Total operating revenue	$3,172,790	$3,197,455	$2,826,201

Trucking Revenue

Trucking revenue is generated by hauling freight for our customers using our trucks or our owner-operators’ equipment. Generally, our customers pay for our services based on the number of miles between pick-up and delivery and other ancillary services we provide. Trucking revenue is the product of the number of revenue generating miles we drive and the rate per mile we receive from customers plus accessorial charges. We use three primary indicators to monitor our performance and efficiency. First, we monitor utilization of our tractors based on loaded miles per tractor per week. Loaded miles include only the miles driven when hauling freight. Our goal is to maximize the number of revenue miles per tractor by planning consecutive deliveries with minimal distance between the drop-off and pick-up locations of different loads. Second, we measure the number of miles our tractors travel that do not generate revenue, known as deadhead. Our deadhead percentage is calculated by dividing the number of empty miles by the number of total miles driven by a tractor. Our goal is to minimize the amount of deadhead miles driven to allow for more revenue generating miles and to reduce the costs associated with deadhead miles, such as wages and fuel. Finally, to analyze the rates our customers pay, we measure revenue per loaded mile on a lane by lane and summary basis. We evaluate our revenue per loaded mile for each customer and for each traffic lane to ensure we are adequately compensated. We monitor each of these indicators on a daily basis. These indicators for the past three years are as follows:

	Years Ended December 31,
	2006	2005	2004

Loaded miles per tractor per week	1,845	1,907	1,867
Deadhead percentage	12.2%	12.1%	12.8%
Revenue per loaded mile excluding fuel surcharge revenue	$1.6363	$1.5794	$1.5235
Average tractors available for dispatch	16,466	17,383	17,337

Trucking revenue declined $137.1 million or 5% in 2006 compared to 2005 as a result of our decision to reduce the fleet in the second half of 2005. In addition, our average loaded miles per tractor per week declined 3.2% in 2006. Improvements in the utilization of our fleet in the first half of 2006 were negatively impacted in the second half of the year by the soft freight environment, which resulted in a $227.0 million decrease in trucking revenue.

These declines were offset by the 3.6% increase in our revenue per loaded mile excluding fuel surcharge revenue, which contributed $89.9 million in trucking revenue.

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

Fuel Surcharge Revenue

Fuel surcharge revenue is generated based on changes in fuel costs billed to our customers based on weekly changes in the Department of Energy’s average diesel fuel index (“D.O.E. Index”). Although our surcharge programs vary by customer, prior to October 2004 we received approximately an additional penny per mile for every six cent increase in the D.O.E. Index. Beginning in the fourth quarter of 2004, we renegotiated with many of our customers to increase the charge to one penny for every five cent increase in the D.O.E. Index. In some instances, customers chose to incorporate the change by splitting the impact between the basic rate per mile and the surcharge fee. In addition, we moved many of our west coast based customers to a more robust surcharge program as diesel fuel prices in the Western U.S. are generally higher than the D.O.E. Index. Although we still have exposure to increasing fuel costs on our empty miles, out-of-route miles and engine idle time, we have reduced our exposure on loaded miles. However, there can be no assurance that such fuel surcharges can be maintained indefinitely.

Fuel surcharge revenue increased 18% in 2006 compared to 2005 and increased 107% in 2005 compared to 2004. The D.O.E. diesel fuel index increased to an average of $2.70 in 2006 from $2.40 in 2005 and $1.81 in 2004. The increase in the average cost of fuel and the changes to our fuel surcharge program lead to the growth in fuel surcharge revenue.

Other Revenue

Other revenue increased $41.8 million from 2005 to 2006. Other revenue is generated primarily by freight moved through our expanding intermodal and brokerage operations. In 2005, as part of our intermodal expansion, we assumed certain leases for 1,500 53 foot containers from the BNSF Railway. In addition to the BNSF units, in the fourth quarter of 2005, we purchased 1,500 steel intermodal containers and in the second and third quarters of 2006, we purchased an additional 2,000 steel containers. Our fleet at end of 2006 totaled approximately 5,000 containers. Additionally, in June 2006, we began insuring risks through our wholly owned captive insurance company, Mohave Transportation Insurance Company. This subsidiary allows Swift to provide insurance policies to our owner-operators, as well as insuring our own risks. The premiums associated with our owner-operator insurance policies are included in other revenue and the corresponding expense is included in insurance and claims expense.

Other revenue increased $11.1 million in 2005 as compared to 2004. The increase was primarily driven by revenue generated with the new intermodal containers.

Major Customers

Sales to Wal-Mart, our largest customer, generated approximately 15% of our total revenue in each year from 2004 to 2006. No other customer accounted for 10% or more of our operating revenue in any reporting period.

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

	Years Ended December 31,
	2006	2005	2004
	($ thousands)

Total revenue	$3,172,790	$3,197,455	$2,826,201
Less: Fuel surcharge revenue	(462,529)	(391,942)	(189,725)

Revenue excluding fuel surcharge revenue	$2,710,261	$2,805,513	$2,636,476

OPERATING EXPENSES

Salaries, Wages and Employee Benefits

	Years Ended December 31,
	2006	2005	2004
	($ thousands)

Salaries, wages and employee benefits	$899,286	$1,008,833	$971,683
% of total revenue	28.3%	31.5%	34.4%
% of revenue excluding fuel surcharge revenue	33.2%	36.0%	36.9%

Salaries, wages and employee benefits decreased $109.5 million from 2005 to 2006. The change is due to a decrease in total driver wages resulting from a reduction in the number of miles driven by company drivers associated with our smaller fleet size. This volume related reduction was partially offset by an increase in the average rate per mile paid to drivers. In addition, our administrative salaries and wages have declined year over year as we have reduced our average non-driver workforce by approximately 6.7% between 2005 and 2006. Additionally, we have experienced a reduction in expenses related to fringe benefits and workers compensation. In the second quarter of 2006, we recorded a $4.8 million reduction in expenses associated with a change in the discretionary match portion of our 401(k) program. The change reflects a reduction in our match for employees that do not themselves contribute to the plan. In addition to the change in the discretionary match of our 401(k) plan, our medical expenses and other benefits are down year over year. Over the past 18-24 months, we have improved our workers compensation claims handling management, which has resulted in a reduction in the number of claims and their development. We have always had fluctuations, positive and negative, based on the development of prior year claims and current year activity. The improvement in 2006 of approximately $28.5 million was greater than normal. We expect to have continuing benefits from our improved workers compensation management practices. However, we would not expect fluctuations in the future to be at the levels experienced in 2006. In addition, in the third quarter of 2005, we recorded a $12.4 million expense related to the acceleration of the vesting of 7.3 million stock options.

Salaries, wages and employee benefits increased $37.2 million in 2005 compared to 2004 of which $12.4 million was the result of the acceleration of the vesting of 7.3 million stock options discussed above. In the first quarter of 2004, a $3.9 million expense was recorded associated with a voluntary early retirement plan. Total driver compensation was relatively flat on a per mile basis between 2004 and 2005 as increases in driver pay per mile were offset primarily by a decrease in workers compensation costs. Driver wages and benefits expense increased between 2005 and 2004 as our company miles increased, but decreased as a percent of revenue excluding fuel surcharge revenue as increases in revenue per mile exceeded increases in driver costs. Non-driver salaries, wages and employee benefits increased approximately $21 million between 2004 and 2005 excluding the charges described above. This increase was the result of non-driver merit pay increases and staffing increases primarily in safety, recruiting and terminal/customer operations.

From 2004 through 2006, our deductible for workers’ compensation was $3.0 million per policy year. We believe that the decrease in the cost of our premiums based on a $3.0 million deductible has more than offset the cost of claims that occur within the $500,000 to $3.0 million range, which historically have been a lower amount. In 2007, we increased our deductible to $5.0 million.

From time to time the industry has experienced shortages of qualified drivers. If such a shortage were to occur over a prolonged period and increases in driver pay rates were to occur in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases.

Operating Supplies and Expenses

	Years Ended December 31,
	2006	2005	2004
	($ thousands)

Operating supplies and expenses	$268,658	$286,261	$274,088
% of total revenue	8.5%	9.0%	9.7%
% of revenue excluding fuel surcharge revenue	9.9%	10.2%	10.4%

Operating supplies and expenses decreased $17.6 million in 2006 compared to 2005 or from 10.2% of revenue excluding fuel surcharge revenue to 9.9%.Equipment maintenance declined year over year as a result with the smaller average fleet size. Travel and other discretionary expenses also decreased as a result of an increased focus on cost control. These reductions were partially offset by an increase in hiring expense resulting from the tight driver market we experienced in 2006 as well as an increase in costs related to growing our intermodal business.

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

Fuel Expense

	Years Ended December 31,
	2006	2005	2004
	($ thousands, except per gallon)

Fuel expense	$632,824	$610,919	$446,752
% of total revenue	19.9%	19.1%	15.8%
Company fuel cost per gallon	$2.54	$2.25	$1.70

In 2006, fuel expense increased $21.9 million or 3.6% compared to 2005. This increase was due to the 12.9% increase in our average fuel cost per gallon partially offset by a reduction in the number of miles driven by company trucks.

Fuel expense in 2005 increased to 19.1% of total revenue compared to 15.8% in 2004. Of the $164.2 million increase, 87% was the result of the 32% increase in fuel cost per gallon. The remaining increase resulted from higher mileage and reduced fuel efficiency.

Increases in fuel costs, to the extent not offset by rate increases or fuel surcharges, would have an adverse effect on our operations and profitability. We believe that the most effective protection against fuel cost increases is to maintain a fuel-efficient fleet and to continue our fuel surcharge program. We do not use derivative-type hedging instruments, but periodically evaluate their possible use.

To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue received for company miles driven (as opposed to miles driven by our owner-operators or other third parties who pay for their own fuel) from our fuel expense. The result, referred to as net fuel expense, is evaluated as a percent of revenue less fuel surcharge revenue. These measures are shown below:

	Years Ended December 31,
	2006	2005	2004
	($ thousands)

Total fuel surcharge revenue	$462,529	$391,942	$189,725
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	108,018	91,972	42,594

Company fuel surcharge revenue	$354,511	$299,970	$147,131

Total fuel expense	$632,824	$610,919	$446,752
Less: Company fuel surcharge revenue	354,511	299,970	147,131

Net fuel expense	$278,313	$310,949	$299,621

% of revenue excluding fuel surcharge revenue	10.3%	11.1%	11.4%

Our net fuel expense has been declining as a percent of revenue excluding fuel surcharge over the past two years. In 2004, fuel prices began to increase dramatically. At this point in time, we realized that our fuel surcharge program was not as robust as it needed to be to cover our exposure to increases in the cost of fuel. Late in 2004, we began to work with our customers to improve our recovery for fuel cost increases. We continued this process throughout 2005 and 2006 and believe that, although we still have exposure to increasing fuel costs on our empty miles, out-of-route miles and engine idle time, we have reduced our exposure on loaded miles.

Purchased Transportation

	Years Ended December 31,
	2006	2005	2004
	($ thousands)

Total purchased transportation	$586,252	$583,380	$499,790
% of total revenue	18.5%	18.2%	17.7%
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	108,018	91,972	42,594

Purchased transportation excluding fuel surcharge reimbursement	$478,234	$491,408	$457,196

% of revenue excluding fuel surcharge revenue	17.6%	17.5%	17.3%

Although purchased transportation remained relatively flat between 2005 and 2006, fuel surcharge revenue reimbursed to owner-operators and other third parties increased $16.0 million year over year. Excluding the fuel surcharge reimbursements, purchase transportation declined $13.2 million. Our average number of owner operators declined in 2006, and as a result, the total number of miles driven by owner operators declined from 24.7% to 23.2% of total trucking miles. The decline in number of miles driven by owner operators and the related payments was partially offset by an increase in the rate paid to owner operators and increases in payments made to the railroads associated with the growth in our intermodal business.

Purchased transportation increased $83.6 million from 2004 to 2005, of which $49.4 million was the increase in the reimbursement made to owner-operators and other third parties for fuel surcharges. Excluding this reimbursement, purchased transportation increased 20 basis points from 2004 to 2005 to 17.5% of revenue excluding fuel surcharge revenue. The increase in purchase transportation dollars as well as the percent to revenue excluding fuel surcharge revenue is primarily a result of the increase in rail costs due to the expansion of our intermodal container business, an increase in the miles driven by owner-operators as well as an increase in owner-operator pay per mile. These increases were partially offset by a reduction in other third party expenses.

Insurance and Claims

	Years Ended December 31,
	2006	2005	2004
	($ thousands)

Insurance and claims	$153,728	$156,525	$94,850
% of total revenue	4.8%	4.9%	3.4%
% of revenue excluding fuel surcharge revenue	5.7%	5.6%	3.6%

In 2006, insurance and claims expense decreased by $2.8 million or 1.8% from 2005. This decrease is primarily the result of a $5.15 million favorable litigation settlement benefit in the first quarter of 2006. In addition, as discussed in the Other Revenue section above, in June 2006 we established a wholly owned captive insurance company to insure our own risks as well as provide insurance policies to our owner-operators. This has resulted in an increase in insurance and claims expense which is offset by premium revenue. Additionally, insurance and claims decreased slightly year over year related to the decline in miles driven and severity of accidents.

Insurance and claims expense increased $61.7 million in 2005 as compared to 2004. This increase is primarily related to the fact that Swift did not incur certain insurance premium expenses in 2004, the increase in our self insurance deductible in 2005, and the development of prior year claims.

Pursuant to a settlement agreement with an insurance company in 2002, the insurance company agreed to provide certain insurance coverage, at no cost to the Company through December 2004. The settlement amount and $21.1 million of legal fees, which where contingent upon our ability to receive the insurance coverage outlined in the settlement due to the liquidation, rehabilitation, bankruptcy or other similar insolvency of the insurers, were amortized on a straight-line basis over the thirty month period from July 1, 2002 to December 31, 2004.

As discussed under Critical Accounting Estimates, we are self-insured for some portion of our liability, property damage and cargo damage risk. We buy insurance coverage with deductible amounts. In December 2004, we entered into an agreement with insurance carriers to provide transportation liability insurance with an aggregate limit of $200 million for 2005 and 2006. The new policy increased the self-insured portion from $1 million to $10 million per occurrence. The coverage has been extended through the end of 2008, after actuarial studies of our loss history, frequency and severity determined this to be the optimal insurance solution for us at this time. This expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

Rental Expense, Depreciation and Amortization

	Years Ended December 31,
	2006	2005	2004
	($ thousands)

Rental expense	$50,937	$57,669	$78,054
% of total revenue	1.6%	1.8%	2.8%
% of revenue excluding fuel surcharge revenue	1.9%	2.1%	3.0%
Depreciation, amortization and impairments	249,971	206,154	184,608
% of total revenue	7.9%	6.4%	6.5%
% of revenue excluding fuel surcharge revenue	9.2%	7.3%	7.0%
Total rental, depreciation amortization and impairment expense	300,908	263,823	262,662
% of total revenue	9.5%	8.2%	9.3%
% of revenue excluding fuel surcharge revenue	11.1%	9.4%	10.0%

Rental expense and depreciation expense are primarily driven by our fleet of tractors, trailers and containers shown below:

	As of December 31,
	2006	2005	2004

Tractors:
Company
Owned	11,674	11,882	11,046
Leased	3,303	2,583	3,852

Total company tractors	14,977	14,465	14,898
Owner-operator tractors	2,950	3,466	3,647

Total tractors	17,927	17,931	18,545

Trailers	50,013	51,997	51,773

Containers	5,047	2,296	—

Since the mix of our leased versus owned tractors varies, we believe it is best to combine our rental expense with our depreciation, amortization and impairment expense when comparing year over year results for analysis purposes. Included in depreciation, amortization and impairment expense in 2006, are impairment charges totaling $27.6 million of which $18.4 million was for the write-off of a note receivable and other outstanding amounts related to the sale of our auto-haul business in April 2005, $7.8 million was for translucent trailers previously designated as assets held for sale and $1.4 million was related to real property and equipment in Mexico. In 2005, a $6.4 million impairment charge for certain trailers was included in depreciation, amortization and impairment expense. In addition to the increases in rental expense and depreciation for the new intermodal equipment and the trailer tracking technology, in the third quarter of 2006, we successfully renegotiated higher residual values for tractor units that will be returned to the manufacturer at 38 and 48 months. This change resulted in higher depreciation expense in the second half of the year and on an ongoing basis, as we adjusted our depreciable life on some older units down from five years to a combination of three to four years. This change increases our ability to manage units over their life cycle, provides improved asset management flexibility and will result in a younger fleet over time. In addition, as previously disclosed, beginning in January 2006, all new tractors were placed on a three to four year replacement cycle which also contributed to increased depreciation expense year over year.

As a percentage of revenue excluding fuel surcharge, total rental, depreciation, amortization and impairment expense decreased to 9.4% in 2005 compared to 10.0% in 2004. In 2005, rental expense decreased $20.4 million as the number of leased tractors declined from 3,852 in 2004 to 2,583 in 2005. Depreciation, amortization and impairment expense increased $21.5 million in 2005 compared to 2004. Included in this expense in 2005 is the $6.4 million impairment charge explained above. This charge and the 836 increase in the number of owned tractors resulted in the increased depreciation expense year over year.

As noted above, in September 2006, we renegotiated higher residual values for certain tractors that will be returned to the manufacturer at 38 and 48 months. This change resulted in higher depreciation in the quarter and on an ongoing basis as we adjusted our depreciable life on some older units down from five years to a combination of three to four years. Additionally, as previously disclosed, in 2004, we amended our replacement cycle for certain tractors from three to five years. To implement these changes, the remaining net book value at the time of change is being depreciated on a straight-line basis over the remaining adjusted economic life to the revised residual value. The impact of changing the tractor’s lives that were owned is shown below:

	Years Ended December 31,
	2006	2005	2004
	($ thousands, except share data)

Impact on Earnings (loss) before income taxes	$(6,872)	$(3,997)	$(1,915)
Impact on Net earnings (loss)	$(4,398)	$(2,438)	$(1,245)
Impact on Diluted earnings (loss) per share	$(0.06)	$(0.03)	$(0.02)

OTHER EXPENSES

Interest Expense

Our largest pre-tax non-operating expense is interest. Our debt balance combining the operating line of credit, accounts receivable securitization, capital leases, Senior Notes and other debt was $380 million, $611 million and $622 million at December 31, 2006, 2005 and 2004, respectively.

	Years Ended December 31,
	2006	2005	2004
	($ thousands)

Interest expense	$25,736	$26,632	$18,931
Decrease in fair market value of derivative agreements	1,134	3,314	2,631

Interest expense, net of derivative agreements	$26,870	$29,946	$21,562

In 2006, interest expense, net of the derivative agreements shown above, decreased $3.1 million compared to 2005. This decline was driven by a decrease in the average debt outstanding partially offset by higher average interest rates on our variable rate debt.

Interest expense, net of the impact of the derivative agreements, increased $8.4 million in 2005 compared to 2004. This increase is due to the higher average debt balance we experienced throughout the year as well as rising base interest rates on our variable debt.

Other (Income) Expense

In 2006, we recorded a $2.2 million loss associated with our portion of the equity earnings of Transplace in other (income) expense. This loss was offset by $3.0 million in rental income from certain leased properties. Other (income) expense in 2005 includes a $4.4 million gain on the sale of real estate, $3.1 million in rental income, a $2.8 million impairment charge to reduce the carrying value of certain real estate and other assets to the estimated fair value less costs to sell, and a $3.7 million loss associated with the equity losses of Transplace. In 2004, other (income) expense includes a gain of $2.4 million on the sale of real estate, a $4.3 million loss to adjust the carrying value of four properties and a note receivable to the current estimate of the net realizable value, and a $2.9 million loss for our equity portion Transplace’s reported losses.

Income Taxes

Our effective tax rate was 36.3%, 38.5% and 35.3% in 2006, 2005 and 2004, respectively. Our effective tax rate declined in 2006 due to state tax rate changes and other adjustments in our deferred tax items. In 2004, we benefited from a lower state tax rate resulting from the completion and filing of our 2003 state tax returns, including the adjustment of our deferred taxes to the revised rate. This one-time benefit in 2004 was offset by the effect of the driver per diem program, a portion of which is non-deductible.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow

Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Years Ended December 31,
	2006	2005	2004
	($ thousands)

Net cash provided by operating activities	$365,430	$362,548	$364,546
Net cash used in investing activities	$(114,203)	$(380,007)	$(318,806)
Net cash (used in) provided by financing activities	$(216,428)	$2,525	$(36,566)

Our net cash provided by operating activities was $365.4 million, $362.5 million, $364.5 million in 2006, 2005 and 2004, respectively. In 2006, our net earnings adjusted for non-cash items, such as depreciation, amortization and impairment charges provided approximately $369.6 million in cash from operations. This was partially offset by our use of cash for timing differences associated with our trade payables and accrued liabilities. Specifically, our insurance and claims reserves decreased $4.6 million from December 31, 2005.

For the years ended December 31, 2005 and 2004, our net earnings adjusted for non-cash items contributed approximately $333.1 million and $334.6 million to cash from operations, respectively. In 2005, our use of cash from the change in accounts receivable was $5.2 million compared to $44.0 million in 2004. This change was related to improvements in our accounts receivable cash collection process. Our use of cash associated with the change in prepaid taxes, licenses and insurance increased from $2.7 million to $16.6 million in 2004 and 2005, respectively, due to the prepayment of insurance premiums in 2005. Additionally, our cash provided by the change in our accounts payable and accrued liabilities of $52.2 million was primarily related to the increase in our insurance and claims reserves in 2005. For 2004, our increase in insurance and claims reserves, accounts payable and accrued liabilities and decrease in inventory and supplies provided $72.1 million and $4.6 million, respectively, in cash from operations.

Net cash used in investing activities was $114.2 million, $380.0 million and $318.8 million in 2006, 2005 and 2004, respectively. Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. Our capital expenditures, net of cash sales proceeds were $139 million, $387 million and $324 million in 2006, 2005 and 2004, respectively. In 2006, we leased approximately $70 million of equipment, whereas we purchased all our revenue equipment in 2005 and 2004. The value of the leased equipment is not included in capital expenditures. A summary of our capital expenditures by category is shown below.

	Years Ended December 31,
	2006	2005	2004
	($ thousands)

Revenue equipment:
Tractors	$176,956	$326,726	$326,351
Trailers	29,620	167,139	41,264
Facilities	12,511	44,243	50,444
Other	579	6,542	11,162

Total Capital Expenditures	$219,666	$544,650	$429,221
Less: Proceeds from Sales of Equipment	(80,450)	(157,870)	(105,415)

Net Capital Expenditures	$139,216	$386,780	$323,806

In addition, we received payments for assets held for sale and equipment sales receivable of $24.7 million, $13.1 million and $15.8 million in 2006, 2005 and 2004, respectively. In 2005, we made a loan to Transplace of $6.4 million and expended $10.8 million for a portion of the Trans-Mex purchase in 2004.

Regarding our financing activities, in 2006 we repaid $229 million of borrowings on our line of credit and accounts receivable securitization compared to net borrowings of $4.0 million in 2005. In addition, we received $63.8 million in 2006 and $53.1 million in 2005 in proceeds from the sale of common stock associated with our employee stock purchase and stock option plans. The volume of our common stock sales increased in 2005 and remained high in 2006 due to the decision made to accelerate the vesting of all outstanding and unvested employee stock options in the third quarter of 2005. In conjunction with the acceleration, we adopted a share repurchase program, under which we acquire our common stock using the proceeds received from the exercise of stock options to minimize the dilution from the exercise of stock options. In 2006, we paid $59.5 million to repurchase 2,217,852 shares and in 2005, we paid $39.5 million to repurchase 1,988,181 shares.

In 2004 we repurchased $253 million of treasury stock, increased our borrowings on our receivable securitization by $98 million and increased our borrowings on our revolving line of credit by a net $135 million. We also repaid $31.6 million of other long-term debt and capital leases and received $14.5 million in stock option exercise and employee stock purchase plan proceeds.

Working Capital

As of December 31, 2006, we had net working capital of $3.3 million compared to a deficit of $93.6 million at December 31, 2005. As discussed in the notes to the consolidated financial statements, the accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures or repurchases of our common stock. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization but the increase in fixed assets or treasury stock is not included in working capital.

Credit Facilities

In December 2005, we amended our $550 million revolving credit agreement (the “Credit Agreement”) with our group of lenders. This amendment included a reduction of the borrowing rate associated with LIBOR borrowings. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 40 to 100 basis points, as defined in the Credit Agreement (currently 50 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 8 to 17.5 basis points (currently 10 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. As of December 31, 2006 we are in compliance with these debt covenants. We have no borrowings and $212.9 million of letters of credit outstanding on our line of credit leaving $337.1 million available as of December 31, 2006.

In December of 2006 we extended our accounts receivable securitization that allows us to receive up to $300 million of proceeds, subject to eligible trade accounts receivable. Under the amended agreement, the committed term was extended to December 2007. As of December 31, 2006, we had received sales proceeds of $180 million. Under the terms of our agreement, 86% of our trade receivables collateralized the securitization arrangement as of December 31, 2006.

Capital Commitments and Expenditures

As of December 31, 2006, we had $212.3 million of purchase commitments outstanding to acquire replacement and additional revenue equipment through 2007. We have the option to cancel such commitments upon 90 days notice. We anticipate acquiring tractors worth approximately $310 million in 2007 and $464 million in 2008. We will continue to review leasing opportunities for our tractors. As of December 31, 2006, we have operating lease commitments for revenue equipment of approximately $80.4 million. In addition, we anticipate spending approximately $99 million and $150 million on trailers and containers in 2007 and 2008, respectively. We believe we will be able to support these purchases with cash flows from operating activities, lease financings and debt.

During the year ended December 31, 2006, we incurred approximately $13.1 million of non-revenue equipment capital expenditures. These expenditures were primarily for facilities and equipment. We anticipate that we will spend approximately $10 million in 2007 for various facilities and information technology upgrades and the improvement of terminal facilities. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

OFF-BALANCE SHEET ARRANGEMENTS

As discussed in the Commitments note to our Consolidated Financial Statements, we guarantee certain residual values under operating lease agreements for revenue equipment. Upon termination of these operating leases, we would be responsible for the excess of the guarantee amount above the fair market value, if any. The maximum potential amount of future payments we would be required to make under these guarantees is $34 million. We utilize operating leases as an additional financing source.

CONTRACTUAL OBLIGATIONS

The tables below summarize our contractual obligations as of December 31, 2006:

	Payments due by period(2)(3)
		Less Than 1			More Than 5
	Total	Year	1-3 Years	3-5 Years	Years
	($ thousands)

Long-Term Debt	$200,000	$—	$100,000	$100,000	$—
Operating Leases(1)	82,209	42,901	28,243	11,065
Purchase Obligations	8,510	8,510
Other Long-Term Obligations:
Fair value of interest rate swaps	785	108	677

Total Contractual Obligations	$291,504	$51,519	$128,920	$111,065	$—

(1)	Operating leases include an interest element within the commitment amount as opposed to the Long-Term Debt, which does not include an interest element.

(2)	Deferred taxes and long-term portion of claims accruals are excluded from Other Long-Term Obligations in the table above.

(3)	Table excludes purchase commitments for revenue equipment which are cancelable.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect our results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years with the exception of fuel. Our average fuel cost per gallon has increased 13% between 2005 and 2006 and 32% from 2004 to 2005. In 2006 and 2005, the majority of this increase in costs was passed on to our customers through a corresponding increase in fuel surcharge revenue, therefore the impact of the increased fuel costs on our operating results was not significant. If fuel costs continue to escalate and we are unable to recover these costs with applicable fuel surcharges, it would have an adverse effect on our operations and profitability.

SEASONALITY

In the transportation industry, results of operations generally show a seasonal pattern. As customers ramp up for the holiday season at year-end, the late third and fourth quarters have historically been our strongest volume quarters. As customers reduce shipments after the winter holiday season, the first quarter has historically been a lower volume quarter. In 2006, due to various aspects affecting the truckload market, the traditional spike in volume in the third and fourth quarters did not occur. Our operating expenses also tend to be higher in the winter months primarily due to colder weather, which causes higher fuel consumption from increased idle time.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including but not limited to the portions hereof entitled “Business” and Management’s Discussion and Analysis of Financial Conditions and Results of Operations,” contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” “estimates,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, expectations regarding our intermodal business; our belief regarding opportunities to expand and for profitable growth; our anticipation of continuing challenges related to our fleet management process and driver availability and our expectations of improvements; expectations of increases in the cost of new engines and fuel related to stricter EPA regulations; our expectations regarding future workers compensation claims expense; our ability to effectively protect against fuel cost increases (including fuel reimbursements to owner-operators) by maintaining a fuel efficient fleet and implementing fuel surcharges; our expectations regarding the sale of assets held for sale; our belief regarding the effect of resolution of current claims and litigation; our expectations regarding future insurance and claims and offsetting premium income; anticipated benefits from our three to four year replacement cycle for new tractors; anticipated spending and financing for equipment and other capital requirements and financing needs and plans; our expectations regarding the impact of new accounting pronouncements; our expectation regarding the adoption of Financial Accounting Standards Board issued Interpretation No. 48 and the material effect on our financial position or operating results; and our estimate of the impact of inflation, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Further, nothing herein shall constitute an adoption or approval of any analyst report regarding Swift, nor any undertaking to update or comment upon analysts’ expectations in the future.

As to Swift’s business and financial performance generally, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: adverse developments in our relationship with IEL and, by extension, owner-operators whose tractors are financed by IEL; the impact of our new owner-operator fuel surcharge reimbursement program on operating results; excess capacity in the trucking industry or changes in demand patterns of our customers, which, among other things, would reduce freight rates; significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees, insurance premiums and driver compensation, to the extent not offset by increases in freight rates or fuel surcharges; recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as retail and manufacturing) in which Swift has a significant concentration of customers; seasonal factors such as harsh weather conditions that increase operating costs; continuing difficulties in driver recruitment or retention issues involving Company drivers and/or owner-operators; increases in driver compensation to the extent not offset by increases in freight rates; the inability of Swift to continue to secure acceptable financing arrangements; an adverse determination by the FMSCA with respect to Swift’s safety rating and any resulting loss of customers or potential customers or material increase in insurance costs; the collectibility of notes receivable due to our debtors’ inability to generate sufficient cash flows; an unanticipated increase in the number or dollar amount of claims for which Swift is self insured; fluctuations in workers’ compensation claims, which have benefited recent operating results due to improved claims management, but are not expected to continue at such levels in future periods; competition from trucking, rail and intermodal competitors; our ability to sell assets held for sale at or above their net book value; the potential impact of current litigation, regulatory issues, or other government actions; a possible adverse impact on the trading price of the Company’s common stock as a result of the adoption of the Stockholders Protection Agreement; termination of the merger agreement or the transaction otherwise fails to close; and a significant reduction in or termination of Swift’s trucking services by a key customer.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements. Statements in this Annual Report, including Risk Factors, the Notes to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements are set forth in “Business” and “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have interest rate exposure arising from borrowings under the line of credit and the accounts receivable securitization ($180 million), all of which have variable interest rates. These variable interest rates are affected by changes in short-term interest rates. We manage interest rate exposure through a mix of fixed and variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.88%). There are no leverage options or prepayment features for the interest rate swaps. The fair value of our long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase our interest expense by $1.1 million.

Item 8.	Financial Statements and Supplementary Data

The Consolidated Financial Statements of the Company as of December 31, 2006 and 2005, for each of the years in the three-year period ended December 31, 2006, together with related notes and the reports of KPMG LLP, an independent registered public accounting firm, are set forth on the following pages. Other required financial information set forth herein is more fully described in Item 15 of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Swift Transportation Co., Inc.:

We have audited the accompanying consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Swift Transportation Co., Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” using the modified prospective method.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006.

KPMG LLP

Phoenix, Arizona
February 28, 2007

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$47,858	$13,098
Accounts receivable, net	308,018	329,336
Equipment sales receivables	2,422	6,127
Inventories and supplies	11,621	12,948
Prepaid taxes, licenses and insurance	37,865	40,495
Assets held for sale	35,377	29,791
Deferred income taxes	43,695	22,319

Total current assets	486,856	454,114

Property and equipment, at cost:
Revenue and service equipment	1,846,618	1,869,832
Land	85,883	90,235
Facilities and improvements	303,282	302,680
Furniture and office equipment	85,544	81,504

Total property and equipment	2,321,327	2,344,251
Less accumulated depreciation and amortization	807,735	713,782

Net property and equipment	1,513,592	1,630,469

Notes receivable, less current portion	2,752	22,259
Other assets	16,037	17,228
Customer relationship intangibles, net	35,223	38,272
Goodwill	56,188	56,188

Total assets	$2,110,648	$2,218,530

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,424	$108,027
Accrued liabilities	63,360	74,720
Current portion of claims accruals	139,112	116,823
Current portion of obligations under capital leases	—	1,786
Fair value of guarantees	674	1,360
Securitization of accounts receivable	180,000	245,000

Total current liabilities	483,570	547,716

Borrowings under revolving credit agreement	—	164,000
Senior notes	200,000	200,000
Claims accruals, less current portion	108,606	135,458
Deferred income taxes	303,464	299,393
Fair value of interest rate swaps	785	1,919

Total liabilities	1,096,425	1,348,486

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, par value $.001 per share; authorized 200,000,000 shares; issued 100,864,952 and 97,198,554 shares in 2006 and 2005, respectively	101	97
Additional paid-in capital	482,050	403,868
Retained earnings	992,885	867,460
Treasury stock, at cost (25,776,359 and 23,558,507 shares in 2006 and 2005, respectively)	(460,271)	(400,780)
Accumulated other comprehensive income	(542)	(601)

Total stockholders’ equity	1,014,223	870,044

Total liabilities and stockholders’ equity	$2,110,648	$2,218,530

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Operating revenue	$3,172,790	$3,197,455	$2,826,201

Operating expenses:
Salaries, wages and employee benefits	899,286	1,008,833	971,683
Operating supplies and expenses	268,658	286,261	274,088
Fuel	632,824	610,919	446,752
Purchased transportation	586,252	583,380	499,790
Rental expense	50,937	57,669	78,054
Insurance and claims	153,728	156,525	94,850
Depreciation, amortization and impairments	249,971	206,154	184,608
(Gain) loss on disposal of property and equipment	(186)	(942)	2,577
Communication and utilities	28,579	30,920	30,366
Operating taxes and licenses	59,010	69,676	62,866

Total operating expenses	2,929,059	3,009,395	2,645,634

Operating income	243,731	188,060	180,567

Other (income) expenses:
Interest expense	25,736	26,632	18,931
Interest income	(2,007)	(1,713)	(908)
Other	(1,272)	(1,209)	2,595

Other (income) expenses, net	22,457	23,710	20,618

Earnings before income taxes	221,274	164,350	159,949
Income taxes	80,219	63,223	56,467

Net earnings	$141,055	$101,127	$103,482

Basic earnings per share	$1.89	$1.39	$1.30

Diluted earnings per share	$1.86	$1.37	$1.29

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net earnings	$141,055	$101,127	$103,482
Other comprehensive income (loss):
Foreign currency translation	(39)	(139)	16
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $56, $58 and $55 in 2006, 2005 and 2004, respectively	98	94	90

Comprehensive income	$141,114	$101,082	$103,588

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Earnings	Stock	Income	Equity
	(In thousands, except share data)

Balances, December 31, 2003	91,379,776	$91	$291,095	$662,851	$(108,760)	$(662)	$844,615
Issuance of common stock under stock option and employee stock purchase plans	1,145,720	1	14,680				14,681
Income tax benefit arising from the exercise of stock options			2,403				2,403
Amortization of deferred compensation			5,381				5,381
Purchase of 14,132,249 shares of treasury stock					(252,561)		(252,561)
Purchase of remaining 51% of Trans-Mex	942,155	1	20,161				20,162
Accumulated other comprehensive loss						90	90
Foreign currency translation adjustment						16	16
Net earnings				103,482			103,482

Balances, December 31, 2004	93,467,651	93	333,720	766,333	(361,321)	(556)	738,269
Issuance of common stock under stock option and employee stock purchase plans	3,730,903	4	53,093				53,097
Income tax benefit arising from the exercise of stock options			3,062				3,062
Amortization of deferred compensation			13,993				13,993
Purchase of 1,988,181 shares of treasury stock					(39,459)		(39,459)
Accumulated other comprehensive loss						94	94
Foreign currency translation adjustment						(139)	(139)
Net earnings				101,127			101,127

Balances, December 31, 2005	97,198,554	97	403,868	867,460	(400,780)	(601)	870,044
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes				(15,630)			(15,630)
Issuance of common stock under stock option and employee stock purchase plans	3,666,398	4	64,129				64,133
Income tax benefit arising from the exercise of stock options			10,426				10,426
Amortization of deferred compensation			3,627				3,627
Purchase of shares of 2,217,852 treasury stock					(59,491)		(59,491)
Accumulated other comprehensive loss						98	98
Foreign currency translation adjustment						(39)	(39)
Net earnings				141,055			141,055

Balances, December 31, 2006	100,864,952	$101	$482,050	$992,885	$(460,271)	$(542)	$1,014,223

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net earnings	$141,055	$101,127	$103,482
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairments	232,330	199,680	175,854
Deferred income taxes	(17,305)	3,702	21,554
Income tax benefit arising from the exercise of stock options	—	3,062	2,403
Provision for losses on accounts receivable	6,808	7,130	7,316
Cumulative effect of adjustments from the adoption of SAB No. 108, net of taxes	(15,630)	—	—
Equity losses of Transplace	2,167	3,671	2,898
Amortization of deferred compensation	3,627	13,993	5,381
Change in market value of interest rate swaps	(1,134)	(3,314)	(2,630)
(Gain) loss on sale of revenue equipment	(185)	(942)	2,577
Gain on sale of non-revenue equipment	(518)	(4,643)	(1,918)
Impairment of note receivable	18,356	—	—
Impairment of property and note receivable	—	9,680	9,226
Amortization of deferred legal fees	—	—	8,416
Increase (decrease) in cash resulting from changes in:
Accounts receivable	13,155	(5,163)	(43,990)
Inventories and supplies	1,327	(240)	4,601
Prepaid taxes, licenses and insurance	2,630	(16,551)	(2,680)
Other assets	514	(832)	(47)
Accounts payable, accrued and other liabilities	(21,767)	52,188	72,103

Net cash provided by operating activities	365,430	362,548	364,546

Cash flows from investing activities:
Proceeds from sale of autohaul assets	—	28,500	—
Proceeds from sale of property and equipment	80,450	129,370	105,415
Capital expenditures	(219,666)	(544,650)	(429,221)
Proceeds from sale of assets held for sale	18,547	8,641	9,602
Proceeds from loans to investment entities	340	—	—
Loans to investment entities	—	(6,331)	—
Payments received on equipment sales receivables	6,126	4,463	6,208
Payment for purchase of Trans-Mex	—	—	(10,810)

Net cash used in investing activities	(114,203)	(380,007)	(318,806)

Cash flows from financing activities:
Repayments of long-term debt and capital leases	(1,786)	(15,207)	(31,612)
Payment of deferred loan costs	(429)	—	—
Borrowings under line of credit	—	—	165,000
Repayments of borrowings under line of credit	(164,000)	(1,000)	(30,000)
Income tax benefit from exercise of stock options	10,426	—	—
Change in borrowings under accounts receivable securitization	(65,000)	5,000	98,000
Proceeds from sale of common stock	63,754	53,097	14,517
Accumulated other comprehensive loss	98	94	90
Purchase of treasury stock	(59,491)	(39,459)	(252,561)

Net cash (used in) provided by financing activities	(216,428)	2,525	(36,566)

Effect of exchange rate changes on cash	(39)	(213)	16

Net increase (decrease) in cash	34,760	(15,147)	9,190
Cash at beginning of year	13,098	28,245	19,055

Cash at end of year	$47,858	$13,098	$28,245

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$26,818	$29,144	$21,337

Income taxes	$98,099	$68,157	$3,188

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables	$2,421	$6,127	$4,674

Equipment purchase accrual	$(2,066)	$5,231	$—

Guarantee of third party letter of credit	$—	$367	$—

Notes receivable from sale of autohaul assets	$—	$17,635	$—

Stock issued in acquisition of Trans-Mex	$—	$—	$20,162

Accrual of additional Merit acquisition cost	$—	$—	$5,000

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

(1)  Summary of Significant Accounting Policies

Description of Business

Swift Transportation Co., Inc., a Nevada holding company, together with its wholly-owned subsidiaries (“Company”), is a national truckload carrier operating predominantly in one industry, road transportation, throughout the continental United States and Mexico and thus has only one reportable segment. The Company operates a national terminal network and a fleet of approximately 18,000 tractors, at the end of 2006, from its headquarters in Phoenix, Arizona.

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

Cumulative Effect Adjustments

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on the company’s balance sheet, statement of operations, and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first fiscal year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings in the year of adoption. The Company was required to adopt SAB 108 in the current fiscal year.

The Company previously recognized operating revenues and related direct costs as of the date freight is picked up for shipment. This revenue recognition policy was consistent with method two under EITF 91-9.Historically, the Company evaluated the materiality of revenue recognition in accordance with method two of EITF 91-9 as compared to a more preferable method (i.e. method three or five) on both a quarterly and annual basis utilizing the rollover method. The Company believes the prior years quarterly and annual consolidated financial statements derived from the application of method two do not differ materially from the results that would have been derived under method three discussed within EITF 91-9 due to the Company’s relatively short length of haul, under the rollover method. Pursuant to SAB 108, the Company assessed the materiality using both the rollover and iron-curtain methods. Under the iron-curtain method, the difference between method two under EITF 91-9 and the more preferable method three under EITF 91-9 was considered material to our consolidated financial statements as of and for the year ended December 31, 2006. Accordingly, the Company recorded an adjustment to reduce the opening 2006 retained earnings by $10.2 million to reflect the implementation of SAB 108.

The Company historically recorded driver and non-driver accrued vacation only for locations in states which require pay-off of earned vacation hours upon termination. The Company previously evaluated its uncorrected difference associated with driver and non-driver accrued vacation utilizing the rollover method. Due to the

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insignificant fluctuation in total employee count and years of service on a period over period basis, the Company believes the impact of the differences within accrued vacation were immaterial to prior year consolidated financial statements under the rollover method. However, under SAB 108, the Company assessed the materiality of the uncorrected accrued vacation difference using both the rollover and the iron-curtain methods. The Company determined the cumulative accrued vacation difference was material to the consolidated financial statements as of and for the year ended December 31, 2006. Therefore, in accordance with SAB 108, the Company recorded a $5.4 million cumulative effect adjustment to reduce opening 2006 retained earnings.

The total cumulative impact associated with the revenue recognition and accrued vacation adjustments is summarized as follows (in thousands):

	Revenue
	Recognition	Accrued Vacation	Total

Retained Earnings	$(10,227)	$(5,403)	$(15,630)
Accounts Receivable	(22,712)	—	(22,712)
Accrued Liabilities	(6,094)	8,645	2,551
Deferred Income Tax Asset	—	3,242	3,242
Current Taxes Payable	(6,391)	—	(6,391)

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with original maturities of three months or less to be cash equivalents.

The Company’s wholly-owned captive insurance company, Mohave Transportation Insurance Company, maintains certain working trust accounts. The cash and cash equivalents within the trusts will be used to reimburse the insurance claim losses paid by the captive insurance company. As of December 31, 2006 and 2005, cash and cash equivalents held within the trust accounts were $10.2 million and $0, respectively.

Inventories and Supplies

Inventories and supplies consist primarily of spare parts, tires, fuel and supplies and are stated at cost. Cost is determined using the first-in, first-out (FIFO) method.

Property and Equipment

Property and equipment are stated at cost. Gains and losses in 2006, 2005 and 2004 were $6.9 million and $6.7 million, $5.2 million and $4.3 million, and $2.2 million and $1.4 million, respectively.

Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives of 10 to 40 years for facilities and improvements, 3 to 12 years for revenue and service equipment and 3 to 5 years for furniture and office equipment.

In the third quarter of 2006, the Company renegotiated higher residual values for tractor units that will be returned to the manufacturer at 38 and 48 months. This change resulted in higher depreciation expense in the second half of the 2006 and on an ongoing basis, as the Company adjusted the depreciable life on some older units down from five years to a combination of three to four years. Previously, in 2004, the Company amended its replacement cycle for certain tractors from three to five years. To implement these changes, the remaining net book value at the

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

time of change is being depreciated on a straight-line basis over the remaining adjusted economic life to the revised residual value. The impact of changing the tractor’s lives that were owned is shown below:

	Years Ended December 31,
	2006	2005	2004
	($ thousands, except per share data)

Impact on Earnings (loss) before income taxes	$(6,872)	$(3,997)	$(1,915)
Impact on Net earnings (loss)	$(4,398)	$(2,438)	$(1,245)
Impact on Diluted earnings (loss) per share	$(0.06)	$(0.03)	$(0.02)

Tires on revenue equipment purchased are capitalized as a component of the related equipment cost when the vehicle is placed in service and depreciated over the life of the vehicle. Replacement tires are expensed when placed in service.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired. The Company tests goodwill for impairment on an annual basis. The Company has $56.2 million of goodwill at December 31, 2006 and 2005. The test of goodwill impairment requires judgment, including the identification of reporting units, assigning assets and liabilities (including goodwill) to reporting units and determining the fair value of each reporting unit. The Company has used a discounted cash flow model to estimate the fair value of the reporting units, which includes several significant assumptions, including estimating future cash flows, determining appropriate discount rates and other assumptions.

Revenue Recognition

In connection with the adoption of SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, effective January 1, 2006, the Company changed its method of recognizing operating revenues and related direct costs to recognizing revenue as of the date the freight is delivered, which is consistent with method three under EITF 91-9. For years prior to January 1, 2006, the Company recognized operating revenues and related direct costs as of the date the freight was picked up for shipment, which is consistent with method two under EITF 91-9.

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

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards” (“FSP 123(R)-3”). The Company has elected to adopt the alternative transition (“short-cut”) method provided in the FSP 123(R)-3 for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). See Note 16 for additional information relating to the Company’s stock compensation plans and the adoption of SFAS 123(R).

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s net income for the years ended December 31, 2006, 2005 and 2004 includes $3.6 million, $14.0 million and $5.4 million of compensation costs, respectively, related to the Company’s share-based compensation arrangements. In September 2005, the Compensation Committee of the Company’s Board of Directors accelerated the vesting of all outstanding and unvested employee stock options. There were 7.3 million options accelerated of which 3.7 million options had a strike price in excess of the fair market value of $18.42 on the acceleration date. At the time of acceleration, the options that were originally awarded at a discount from market value became retroactively subject to new tax regulations regarding deferred compensation which impose a 20% excise tax to income created by the exercise of these options after December 31, 2005. The remaining options that were accelerated allowed, among other things, the Company to recognize an expense in 2005 which was significantly less than the compensation expense that would be recognized beginning in 2006 in accordance with SFAS 123(R). The vesting periods for stock options held by the non-employee members of the Board of Directors were not accelerated. The Company recorded a $12.4 million non-cash expense in September 2005 to account for the acceleration. To assist employees in addressing the new deferred compensation rules, the Company allowed employees to voluntarily amend stock option agreements to change the exercise date to a future date. As a result of these amendments, the grant of subsequent option awards and the non-acceleration of stock options of non-employee members of the Board of Directors, not all outstanding options are reflected as exercisable in the summary of activity chart below.

Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FASB Statement No. 123 (“SFAS No. 123”), the predecessor to SFAS 123(R), in the years ended December 31, 2005 and 2004 when the Company was accounting for stock-based employee compensation expense under APB No. 25, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		2005	2004

Net earnings (in thousands)	As Reported	$101,127	$103,482
	Add: Compensation expense, using intrinsic method, net of tax	8,606	3,444
	Deduct: Compensation expense, using fair value method, net of tax	(54,668)	(9,638)

	Pro forma	$55,065	$97,288

Basic earnings per share	As Reported	$1.39	$1.30

	Pro forma	$.76	$1.23

Diluted earnings per share	As Reported	$1.37	$1.29

	Pro forma	$.75	$1.22

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

Use of Estimates

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets, liabilities, revenues, expenses and the disclosure of contingent liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of SFAS 157 on its consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded as a change to opening retained earnings in the first quarter of 2007. The Company is currently evaluating the impact, if any, of adopting FIN 48 on its consolidated financial statements. However, we do not expect the adoption of FIN 48 to have a material effect on our financial position or operating results.

(2)  Accounts Receivable

Accounts receivable consists of:

	December 31,
	2006	2005
	(In thousands)

Trade customers	$290,985	$331,884
Equipment manufacturers	7,092	3,385
Tax receivable	21,788	3,002
Other	5,458	5,417

	325,323	343,688
Less allowance for doubtful accounts	17,305	14,352

	$308,018	$329,336

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The schedule of allowance for doubtful accounts is as follows:

	Years ended December 31,
	2006	2005	2004
	(In thousands)

Beginning balance	$14,352	$12,940	$7,983
Additions	6,808	7,130	7,316
Recoveries	412	227	33
Write-offs	(4,267)	(5,945)	(2,392)

Ending balance	$17,305	$14,352	$12,940

(3)  Assets Held For Sale

Assets held for sale consist of:

	December 31,
	2006	2005
	(In thousands)

Land and facilities	$7,511	$2,553
Revenue equipment	27,866	27,238

Assets held for sale	$35,377	$29,791

As of December 31, 2006, assets held for sale, which are stated at the lower of depreciated cost or fair value less costs to sell, included three properties and certain trailers. In March 2006, the Company determined its fleet of translucent trailers would not be utilized in ongoing operations. The Company reclassified these trailers to assets held for sale. In September 2006, the Company identified and recorded an impairment charge of $7.8 million associated with these translucent trailers. This charge is included in depreciation, amortization and impairment expense. The impairment was the result of the deterioration in their market values. The Company expects to sell these trailers over the next twelve months.

As of December 31, 2005, assets held for sale included two properties and certain non-core assets, principally specialized trailers. During 2005, the Company identified certain trailers that will no longer be utilized by the Company. The majority of these trailers are specialized equipment and the Company recorded an expense of $6.4 million to reduce the carrying value of these assets to their fair value less costs to sell. This charge is included in depreciation, amortization and impairment expense. Also in 2005, the Company recorded a $1.3 million charge to reduce the carrying value of an underutilized Mexican facility to its fair value less cost to sell. The charge is included in other expense on the Consolidated Statement of Earnings.

For the year ended December 31, 2004, the Company recorded a $4.0 million impairment to the autohaul assets.

(4)  Equity Investment — Transplace

The Company and four other large transportation companies contributed their transportation logistics businesses along with associated intangible assets to Transplace, a leading provider of logistics and transportation management services. Transplace commenced operations on July 1, 2000. The Company also contributed $10,000,000 to Transplace in 2000.

As a transportation logistics company, Transplace manages shippers’ transportation needs and receives a fee for this service. The Company may receive from Transplace the opportunity to provide transportation services to shippers. Through the second quarter of 2005, the Company was obligated to use Transplace to obtain any additional capacity required from other trucking companies for the Company’s customers. In 2005, Transplace

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreed that all shareholders could source their additional capacity needs and hence, the Company restarted its own brokerage operation. During the years ended December 31, 2006, 2005 and 2004, the Company received less than 2% of its operating revenue from Transplace and paid less than 4% of its purchased transportation to Transplace.

The Company’s interest in Transplace, which is accounted for using the equity method, is approximately 29%. The Company recorded equity losses of $2.2 million, $3.7 million and $2.9 million in other expense during the years ending December 31, 2006, 2005 and 2004, respectively for Transplace.

The Company’s equity in the net assets of Transplace exceeds its investment account by approximately $24 million and $30 million as of December 31, 2006 and 2005. As Transplace records amortization or impairment of goodwill and intangibles, the Company accretes an equal amount of basis difference to offset such amortization or impairment.

The Company received $6.6 million, $19.1 million and, $43.0 million in operating revenue in 2006, 2005 and 2004, respectively, for transportation services provided to Transplace. At December 31, 2006 and 2005, $2.0 million and $2.1 million, respectively, was owed to the Company for these services.

(5)  Notes Receivable

In January 2005, the Company loaned $6.3 million to Transplace Texas, LP, a subsidiary of Transplace, Inc. of which the Company owns an equity interest of approximately 29%. This note receivable is being reduced as the Company records its portion of the losses incurred by Transplace. As of December 31, 2006, this note has been reduced by approximately $5.7 million in accumulated losses and a principal payment of approximately $340,000 received in 2006. At such time as the note is repaid in full, the amount of losses previously recorded as a reduction of the note receivable will be recognized as a gain. Effective January 7, 2007, the note receivable was amended to extend the maturity date to January 7, 2009.

In April 2005, the Company completed the sale of its autohaul assets and business for approximately $46.1 million, $25 million of which was paid in cash at closing, $3.5 million was paid on July 15, 2005 and $0.6 million was paid on January 15, 2006. The remaining $17 million was to be payable to the Company in the form of a subordinated note due over a six year period ending April 2011. In the course of the preparation and review of the Company’s fiscal 2006 financial statements, the Company determined that the purchaser of this business was unable to repay the remaining note receivable and other outstanding amounts and recorded a pre-tax impairment of $18.4 million in the fourth quarter of 2006. The purchaser subsequently declared bankruptcy in January 2007.

Notes receivable consist of the following:

	December 31,
	2006	2005
	(In thousands)

Note receivable of $6,331,000 from Transplace, net of equity losses, bearing interest of 6% per annum and principal due and payable on January 7, 2009	$334	$2,841
Notes receivable from Auto Carrier Holdings, Inc.:
(1) $17,000,000 principal balance remaining identified as fully impaired as of December 31, 2006	—	17,000
(2) $635,000 accruing interest at 4% payable quarterly, principal paid January 15, 2006	—	635
Note receivable from Transportes EASO, payable on demand	2,418	2,418

	2,752	22,894
Less current portion	—	(635)

Notes receivable, less current portion	$2,752	$22,259

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Accrued Liabilities

Accrued liabilities consists of:

	December 31,
	2006	2005
	(In thousands)

Employee compensation	$37,980	$42,628
Fuel and mileage taxes	2,224	2,592
Income taxes payable	2,973	5,763
Other	20,183	23,737

	$63,360	$74,720

(7)	Claims Accruals

The Company’s insurance program for workers compensation, liability, physical damage and cargo damage involves self-insurance, with varying risk retention levels. Claims in excess of these risk retention levels are covered by insurance in amounts which management considers adequate.

Claims accruals represent accruals for the uninsured portion of pending claims at December 31, 2006 and 2005. The current portion reflects the amounts of claims expected to be paid in the following year. These accruals are estimated based on management’s evaluation of the nature and severity of individual claims and an estimate of future claims development based on the Company’s past claims experience. Claims accruals also include accrued medical expenses under the Company’s group medical insurance program. These accruals are estimated based on our evaluation of the nature and severity of individual claims and an estimate of future claims development based upon historical claims development trends. Insurance and claims expense will vary as a percentage of operating revenue from period to period based on the frequency and severity of claims incurred in a given period as well as changes in claims development trends.

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

Under the amended agreement, the Company can receive up to a maximum of $300 million of proceeds, subject to eligible receivables and will pay a program fee recorded as interest expense, as defined in the agreement. On December 20, 2006, the committed term was extended to December 19, 2007. The Company will pay commercial paper interest rates on the proceeds received (approximately 5.3% at December 31, 2006). The proceeds received will be reflected as a current liability on the consolidated financial statements because the committed term, subject to annual renewals, is 364 days. As of December 31, 2006 and 2005 there were $180 million and $245 million, respectively, of proceeds received.

(9)	Fair Value of Operating Lease Guarantees

The Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess of the guarantee amount above the fair market value, if any. As of December 31, 2006 and 2005, the Company has recorded a liability for the estimated fair value of the guarantees, entered into subsequent to January 1, 2003, in the amount of

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$674,000 and $1.4 million, respectively. The maximum potential amount of future payments the Company would be required to make under all of these guarantees is $21.8 million.

(10)	Borrowings Under Revolving Credit Agreement

Pursuant to the amended credit facility with a group of lenders, the Company has a $550 million revolving credit agreement, which matures in December 2010. Interest on outstanding borrowings is based upon one of two options, which the Company may select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 40 to 100 basis points, as defined in the Credit Agreement (currently 50 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 8 to 17.5 basis points (currently 10 basis points). As of December 31, 2006 and 2005, there was $0 and $164 million, respectively, outstanding under the line of credit.

The Credit Agreement includes financing for letters of credit. As of December 31, 2006, the Company has outstanding letters of credit primarily for workers’ compensation and liability self-insurance purposes totaling $212.9 million, leaving $337.1 million available on the revolving line of credit.

The Credit Agreement requires the Company to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. As of December 31, 2006 the Company is in compliance with these debt covenants.

For the years ended December 31, 2006, 2005 and 2004, the Company capitalized interest related to self-constructed assets totaling $602,000, $774,000 and $528,000, respectively.

(11)	Obligations Under Capital Leases

The Company leased certain revenue equipment under capital lease arrangements. All of the Company’s capital leases expired during 2006. As of December 31, 2005, the leases were collateralized by revenue equipment with a cost of $3.7 million and accumulated amortization of $2.4 million. The amortization of the equipment under capital leases is included in depreciation expense.

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments:

	December 31,
	2006	2005
	(In thousands)

2006	$—	$1,815

Total minimum lease payments	—	1,815
Less: Amount representing interest	—	29

Present value of minimum lease payments	—	1,786
Less current portion	—	1,786

Obligations under capital leases, less current portion	$—	$—

(12)	Senior Notes

In June 2003, the Company completed a private placement of Senior Notes. The notes were issued in two series of $100 million each with an interest rate of 3.73% for those notes maturing on June 27, 2008 and 4.33% for those notes maturing on June 27, 2010 with interest payable on each semiannually in June and December. The notes contain financial covenants relating to leverage, fixed charge coverage and tangible net worth. As of December 31, 2006, the Company was in compliance with these debt covenants.

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

For the years ended December 31, 2006, 2005 and 2004, the Company recognized a gain for the change in fair market value of the interest rate swap agreements of $1.1 million, $3.3 million and $2.6 million. The changes in fair market value of the interest rate swap agreements are recorded as interest expense.

(14)	Commitments

Operating Leases

The Company leases various revenue equipment and terminal facilities under operating leases. At December 31, 2006, the future minimum lease payments under noncancelable operating leases are as follows:

	Revenue
Years Ending December 31,	Equipment	Facilities	Total
	(In thousands)

2007	$41,912	$989	$42,901
2008	15,450	491	15,941
2009	12,064	238	12,302
2010	10,993	37	11,030
2011	27	8	35

Total minimum lease payments	$80,446	$1,763	$82,209

The revenue equipment leases generally include purchase options exercisable at the completion of the lease. In 2004, the Company recorded net losses of approximately $3.4 million from the sale of leased revenue equipment pursuant to the exercise of purchase options on revenue equipment. No gain or losses were recorded in 2006 and 2005, respectively.

Purchase Commitments

The Company had commitments outstanding to acquire revenue equipment for approximately $212.3 million as of December 31, 2006. These purchases are expected to be financed by the combination of operating leases, debt, proceeds from sales of existing equipment and cash flows from operations. The Company has the option to cancel such commitments with 90 days notice.

In addition, the Company had remaining commitments of $2.1 million as of December 31, 2006 under contracts relating to acquisition, development and improvement of facilities.

Guarantees

The Company guarantees certain residual values under its operating lease agreements for revenue equipment. At the termination of these operating leases, the Company would be responsible for the excess of the guarantee amount above the fair market value, if any. The maximum potential amount of future payments the Company would be required to make under these guarantees is $34 million.

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

Treasury Stock

The Company purchased 2,217,852, 1,988,181 and 14,132,249 shares of its common stock for a total cost of $59.5 million, $39.5 million and $252.6 million during 2006, 2005 and 2004, respectively. All of the shares purchased are being held as treasury stock and may be used for issuances under the Company’s employee stock option and purchase plans or for other general corporate purposes.

Pursuant to the Company’s repurchase program, the Company may acquire its common stock using the proceeds received from the exercise of stock options to minimize the dilution from the exercise of stock options. The purchases are made in accordance with SEC rules 10b5-1 and 10b-18, which limit the amount and timing ofrepurchases and removes any discretion with respect to purchases on the part of the Company. The timing and amount of shares repurchased is dependent upon the timing and amount of employee stock option exercises. At this time, the Company cannot reliably estimate the pattern of employee stock option exercises and resulting share repurchases.

Stock Option Plans

The Company has granted a number of stock options under various plans. Beginning in April 2006, the Company granted options to employees, which vest pro-rata over a five year period and have exercise prices equal to 100 percent of the market price on the date of grant. The options expire seven years following the grant date. Prior to April 2006, options granted by the Company to employees generally vested 20 percent per year beginning on the fifth anniversary of the grant date or pro-rata over a nine year period. The options awards expire ten years following the date of grant. The exercise prices of the options with nine year vesting periods were generally granted equal to 85 to 100 percent of the market price on the grant date. Options granted to Swift non-employee directors have been granted with an exercise price equal to 85 percent or 100 percent of the market price on the grant date, vest over four years and expire on the sixth anniversary of the grant date. As of December 31, 2006, the Company is authorized to grant an additional 4.7 million shares.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the activity of the Company’s fixed stock option plans as of December 31, 2006, 2005 and 2004, and changes during the years then ended on those dates is presented below:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	6,467,398	$18.05	8,942,348	$15.57	8,298,723	$14.50
Granted
At market value	575,400	$23.53	1,929,995	$22.24	2,008,537	$18.17
Below market value	—		—		481,785	$13.84
Exercised	(3,425,553)	$17.15	(3,433,909)	$14.12	(785,339)	$11.72
Forfeited	(194,859)	$19.85	(971,036)	$17.61	(1,061,358)	$14.34

Outstanding at end of year	3,422,386	$19.78	6,467,398	$18.05	8,942,348	$15.57

Options exercisable at year-end	2,160,154		5,561,360		1,504,780

The following table summarizes information about fixed stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$9.08 to $17.14	475,406	2.03	$14.03	224,556	$14.11
$17.31 to $17.65	352,169	6.80	$17.62	348,169	$17.63
$18.54	521,454	2.98	$18.54	155,472	$18.54
$18.90	46,960	2.00	$18.90	46,960	$18.90
$19.13	502,000	7.84	$19.13	502,000	$19.13
$19.16 to $21.72	283,900	6.55	$20.75	243,900	$21.01
$22.02	451,997	8.20	$22.02	451,997	$22.02
$22.28	10,500	8.09	$22.28	10,500	$22.28
$22.65	432,750	6.25	$22.65	—	$—
$23.07 to $31.06	345,250	6.33	$25.40	176,600	$24.06

	3,422,386	5.69	$19.78	2,160,154	$19.55

The total intrinsic value of options exercised during years ended December 31, 2006, 2005 and 2004 was $32.1 million, $20.9 million and $6.8 million, respectively. As of December 31, 2006, there was $6.2 million of total unrecognized compensation expense related to unvested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 4.0 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. The weighted-average grant date fair value of options granted at market value during the years ended December 31, 2006 and 2005 were $10.14 and $12.49, respectively. For the year ended December 31, 2004 the weighted-average grant date fair value of options granted at market value and below market value were $9.84 and $10.13, respectively.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following weighted-average assumptions were used to determine the weighted-average grant date fair value of the stock options granted during the years ended December 31, 2006, 2005 and 2004, respectively:

	2006	2005	2004

Dividend yield	0%	0%	0%
Expected volatility	41%	45%	45%
Risk free interest rate	4.77%	4.47%	4.0%
Expected lives (in years)	5.0	8.0	9.0

The expected lives of the options are based on the historical and expected future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company’s common stock. The risk-free interest rate is based upon the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (“Plan”), the Company is authorized to issue up to 6.5 million shares of common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Each employee is restricted to purchasing during each period a maximum of $12,500 of stock determined by using the beginning-of-period price. During the years ended December 31, 2006, 2005 and 2004, the Company issued 243,310, 297,044 and 360,360 shares at an average price per share of $19.62, $17.61 and $15.19, respectively, under the employee stock purchase plan. As of December 31, 2006, the Company is authorized to issue an additional 3.2 million shares under the Plan.

As a result of the adoption of SFAS 123(R) in January 2006, total compensation expense related to the Plan was $1.6 million for the year ended December 31, 2006.

Compensation expense is calculated as the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes-Merton model with the following assumptions:

	2006	2005	2004

Dividend yield	0%	0%	0%
Expected volatility	34%	45%	45%
Risk free interest rate	4.85%	2.50%	2.55%

The weighted-average fair value of those purchase rights granted in 2006, 2005 and 2004 was $6.35, $6.24 and $5.42, respectively.

Performance Share Awards

Effective April 3, 2006, the Board of Directors of the Company approved the award of performance shares to eligible employees to be issued in 2007 pursuant to the 2006 Long-Term Incentive Compensation Plan. The awards were granted under the Company’s 2003 Stock Incentive Plan. The actual number of awards is based on the Company meeting or achieving certain performance targets in 2006. The performance share awards vest over two years at a rate of 50% per year beginning on the first anniversary following the date the awards are issued. The weighted-average fair value of the performance shares granted in 2006 was $22.65.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stockholders Protection Rights Agreement

On July 18, 2006, the Board of Directors of the Company declared a dividend payable July 31, 2006 of one right (a “Right”) for each outstanding share of common stock of the Company held of record at the close of business on July 31, 2006 and for each share issued thereafter. The Rights were issued pursuant to a Stockholders Protection Rights Agreement, which governs the terms of the Rights. The Rights Agreement is designed to protect the Company’s shareholders against coercive tender offers, inadequate offers, and abusive or coercive takeover tactics and ensure all the Company’s shareholders receive fair and equal treatment in the event of any unsolicited attempts to take over the Company. Following a triggering event (as described in the Rights Agreement), each Right entitles its registered holder, other than an acquiring person that causes the triggering event, to purchase from the Company, one one-hundredth of a share of Participating Preferred Stock, $0.001 par value, for $150, subject to adjustment. The Rights will not become exercisable until, among other things, the business day following the tenth business day after either any person commences a tender or exchange offer which, if consummated, would result in such person acquiring beneficial ownership of 20% or more of the Company’s outstanding common stock or a person or group has acquired 20% or more of the Company’s outstanding common stock (or, in the case of an existing holder of more than 20%, such person or group has acquired an additional .01% of the outstanding common stock, subject to certain exceptions). The Rights will expire on the close of business on July 18, 2009 or on the date on which the Rights are redeemed by the Board of Directors. See Note 28 for the subsequent event relating to the amendment to the Stockholders Protection Rights Agreement.

(17)  Income Taxes

Income tax expense consists of:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Current expense:
Federal	$91,006	$53,935	$32,720
State	7,761	5,129	2,192
Foreign	(1,243)	457

	97,524	59,521	34,912

Deferred expense (benefit):
Federal	(20,034)	2,027	24,086
State	999	1,012	(4,562)
Foreign	1,730	663	2,031

	(17,305)	3,702	21,555

	$80,219	$63,223	$56,467

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s effective tax rate was 36%, 38%, and 35% in 2006, 2005 and 2004, respectively. The actual tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate income tax rate of 35% to earnings before income taxes) as follows:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Computed “expected” tax expense	$77,446	$57,522	$55,982
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income tax benefit	5,452	3,992	3,209
Per diem allowances	1,888	2,793	1,676
State tax rate change and other adjustments in deferred items	(4,303)	—	(4,614)
Other, net of tax credits	(264)	(1,084)	214

	$80,219	$63,223	$56,467

The net effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Claims accruals	$85,287	$94,609
Allowance for doubtful accounts	6,425	4,007
Accrued liabilities	1,179	1,485
Derivative financial instruments	297	723
Equity investments	5,464	4,580
Amortization of discount on stock options	1,980	3,363
Other	7,821	3,595

Total deferred tax assets	108,453	112,362
Valuation allowances	(1,616)	—

Total deferred tax assets, net	106,837	112,362

Deferred tax liabilities:
Property and equipment, principally due to differences in depreciation	(336,671)	(354,166)
Prepaid taxes, licenses and permits deducted for tax purposes	(14,495)	(14,124)
Contractual commitments deducted for tax purposes	(8,412)	(10,522)
Other	(7,028)	(10,624)

Total deferred tax liabilities	(366,606)	(389,436)

Net deferred tax liability	$(259,769)	$(277,074)

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These amounts are presented in the accompanying consolidated balance sheets as follows:

	December 31,
	2006	2005
	(In thousands)

Current deferred tax asset	$43,695	$22,319
Noncurrent deferred tax liability	(303,464)	(299,393)

Net deferred tax liability	$(259,769)	$(277,074)

U.S. income and foreign withholding taxes have not been provided on approximately $42 million of cumulative undistributed earnings of foreign subsidiaries. The earnings are considered to be permanently reinvested outside the U.S. As the Company intends to reinvest these earnings indefinitely outside the U.S., it is not required to provide U.S. income taxes on them until they are repatriated in the form of dividends or otherwise.

The Company has state net operating loss carryforwards available at December 31, 2006 that it expects will generate future tax savings of approximately $2.4 million. The state net operating losses will expire at various times between 2006 and 2026 if not used. The Company has established a valuation allowance of $1.6 million for the possibility that some of these state carryforwards may not be used.

(18)  Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Year Ending December 31,
	2006	2005	2004
	(In thousands, except
	per share amounts)

Net earnings	$141,055	$101,127	$103,482

Weighted average shares:
Common shares outstanding for basic earnings per share	74,584	72,540	79,306
Equivalent shares issuable upon exercise of stock options	1,257	1,283	870

Diluted shares	75,841	73,823	80,176

Basic earnings per share	$1.89	$1.39	$1.30

Diluted earnings per share	$1.86	$1.37	$1.29

Equivalent shares issuable upon exercise of stock options exclude 501,000, 1,310,000 and 3,979,000 shares in 2006, 2005 and 2004, respectively, as the effect was antidilutive.

(19)  Accumulated Other Comprehensive Loss

In conjunction with the June 2003 private placement of Senior Notes, the Company entered into a cash flow hedge to lock the benchmark interest rate used to set the coupon rate for $50 million of the notes. The Company terminated the hedge when the coupon rate was set and paid $1.1 million, which is recorded as accumulated other comprehensive loss in stockholders’ equity. This amount will be amortized as a yield adjustment of the interest rate on the seven-year series of notes. The Company amortized $154,000, $152,000 and $145,000 into interest expense during the years ended December 31, 2006, 2005 and 2004, respectively.

(20)  Settlement of Litigation

In February 2006, the Company entered into a settlement agreement that resolved litigation in which the Company, as the plaintiff, claimed damages arising from errors and omissions by a former insurance broker. Under

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the terms of the settlement agreement, the Company received $5.15 million, which was reflected as a reduction of insurance and claims expense in the first quarter of 2006.

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

(21)  Employee Benefit Plans

The Company maintains a 401(k) profit sharing plan for all employees who are 19 years of age or older and have completed six months of service. In 2006, the Company amended the Plan to allow matching of contributions up to 3% of an employee’s compensation. Employees’ rights to employer contributions vest after five years from their date of employment.

For the year ended December 31, 2006, the Company recognized a net benefit of approximately $3.6 million associated with the 401(k) plan. During 2006, the Company eliminated the discretionary match portion of the 401(k) program for employees that did not themselves contribute to the plan. The change resulted in a $4.8 million reduction in expense. Additionally, in 2006, the Company recognized a benefit of $2.9 million associated with the use of additional forfeited match contributions. The Company’s expense totaled approximately $10.7 million and $8.1 million for 2005 and 2004, respectively.

(22)  Key Customer

Services provided to the Company’s largest customer, Wal-Mart, generated 15% of operating revenue in 2006, 2005 and 2004, respectively. No other customer accounted for 10% or more of operating revenue in any reporting period.

(23)  Related Party Transactions

Swift obtains drivers for the owner-operator portion of its fleet by entering into contractual arrangements either with individual owner-operators or with fleet operators. Fleet operators maintain a fleet of tractors and directly negotiate with a pool of owner-operators and employees whose services the fleet operator then offers to Swift. One of the largest fleet operators with whom Swift does business is Interstate Equipment Leasing, Inc. (“IEL”), a corporation wholly-owned by Jerry Moyes, a member of Swift’s Board of Directors. Swift pays the same or comparable rate per mile for purchased transportation services to IEL that it pays to independent owner-operators and other fleet operators. During 2006, 2005 and 2004, Swift paid $14.1 million, $25.5 million and $13.1 million to IEL for purchased transportation services. Swift owed $140,000 and $444,000 for these purchased transportation services at December 31, 2006 and 2005, respectively. The Company’s business relationship with IEL has been operating without a written agreement.

Prior to 2006, Swift also purchased new tractors and sold them to IEL at a mark-up over Swift’s cost. IEL then leased the tractors to its pool of individual owner-operators that haul loads for Swift. Swift believed this arrangement allowed it to obtain ready access to IEL’s pool of owner-operators while avoiding the carrying and overhead costs associated with owning the tractors and leasing them to owner-operators. In 2006, 2005 and

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004, Swift acquired new tractors and sold them to IEL for $0, $1.4 million and $17.2 million, respectively and recognized fee income of $0, $54,000 and $600,000, respectively.

In addition, in prior years Swift sold used tractors to IEL, however, there were no used equipment sales to IEL in 2006 or 2005. During 2004 Swift sold used revenue equipment totaling $89,500 and recognized a gain of $41,000. At December 31, 2006 and 2005 nothing was owed to Swift for this equipment. Swift also provides drivers and trainees to IEL to operate IEL trucks on Swift loads. In 2006, 2005 and 2004, respectively, Swift received $2.0 million, $5.2 million and $2.7 million from IEL for wages and benefits of drivers and trainees provided to IEL for this purpose. At December 31, 2006 and 2005, Swift was owed $108,000 and $513,000, respectively, for these services. Swift paid IEL $36,000, $118,000 and $104,000 during 2006, 2005 and 2004, respectively, for various other services (including driver security deposits transferred from MS Carriers to IEL upon drivers obtaining new leases, insurance claims payments, and reimbursement to IEL for Prepass usage by their drivers on Swift loads). Swift purchased tractors from IEL, totaling $28,650 and $88,000 in 2006 and 2005, respectively. There were no purchases of tractors from IEL in 2004. There were no amounts payable to IEL for these services at December 31, 2006 or 2005.

Swift Aviation Services, Inc. and Swift Air, Inc. corporations wholly-owned by Jerry Moyes, provide air transportation services to Swift. These services totaled $0, $587,000, and $395,000 for the years ended December 31, 2006, 2005, and 2004, respectively. Swift owed nothing for these services at December 31, 2006 and 2005.

Swift provides transportation, repair, facilities leases and other services to several trucking companies affiliated with Jerry Moyes as follows:

Two trucking companies affiliated with Jerry Moyes hire Swift for truckload hauls for their customers: Central Freight Lines, Inc. (Central Freight), a publicly traded less-than truckload carrier and Central Refrigerated Service, Inc. (Central Refrigerated), a privately held refrigerated truckload carrier. Jerry Moyes owns Southwest Premier Properties which bought out Central Freight in 2006 and Mr. Moyes is the principal stockholder of Central Refrigerated. Swift also provides repair, facilities leases and other truck stop services to Central Freight and Central Refrigerated. Swift recognized $5.4 million, $15.7 million, and $14.8 million in operating revenue in 2006, 2005 and 2004, respectively, for these services to Central Freight and Central Refrigerated. At December 31, 2006 and 2005, $31,000 and $543,000, respectively, was owed to Swift for these services.

Swift also provides freight services for two additional companies affiliated with Jerry Moyes — SME Industries and Aloe Splash/Aloe Splash DIP with total operating revenues of $27,000, $132,000 and $336,000 recognized for years ended December 31, 2006, 2005 and 2004, respectively. At December 31, 2006 and 2005, $0 and $24,000, respectively, was owed to Swift for these services.

The rates that Swift charges each of these companies for transportation services, in the case of truckload hauls, are market rates comparable to what it charges its regular customers, thus providing Swift with an additional source of operating revenue at its normal freight rates. The rates charged for repair and other truck stop services is comparable to what Swift charges its owner-operators, which is at a mark up over Swift’s cost. In addition, Swift leases facilities from Central Freight and paid $258,000, $240,000 and $422,000 to the carrier for facilities rented in 2006, 2005 and 2004, respectively. There were no amounts owed to Central Freight at December 31, 2006, 2005 or 2004.

The Company purchased $284,000, $499,000, and $284,000 of refrigeration units and parts in 2006, 2005 and 2004, respectively, from Thermo King West, a Thermo King dealership owned by William F. Riley III, an executive officer of Swift until July 2005, who is also the father of Jeff Riley, a current executive officer of Swift. Thermo King Corporation, a unit of Ingersoll-Rand Company limited, requires that all purchases of refrigeration units be made through one of its dealers. Thermo King West is the exclusive dealer in the southwest. Pricing terms are negotiated directly with Thermo King Corporation, with additional discounts negotiated between Swift and Thermo King West once pricing terms are fixed with Thermo King Corporation. Thermo King Corporation is one of only two companies that supplies refrigeration units that are suitable for Swift’s needs. In addition to Thermo King West, Bill

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Riley owns Trucks West which operates franchised service and parts facilities for Volvo tractors. Swift purchased $2.3 million, $706,000 and $13,000 in parts and services from Trucks West in 2006, 2005 and 2004, respectively.

In April, 2006, the Company sold land it owned in Kingman, AZ to TKW Properties, a company owned by Bill Riley, for $595,000. There were no transactions between TKW Properties and Swift in 2005 or 2004, and there was nothing owed to Swift for this transaction at December 31, 2006.

On April 1, 2005, Bob Cunningham, President and Chief Operating Officer at that time sold his business Cunningham Commercial Vehicles, a Freightliner dealership, to an unrelated third party. Prior to the sale of Cunningham Commercial Vehicles, Swift purchased tractors, parts and services totaling $20 million and $25 million in 2005 and 2004, respectively. At December 31, 2006 and December 31, 2005 Swift owed nothing in connection with these purchases. Mr. Cunningham also owns Nexuse Manufacturing, from whom Swift purchased a truck repair facility (and accompanying parts and equipment) in July 2004. The facility was purchased for $800,000 and the parts and equipment purchase totaled $10,825. There were no transactions between Swift and Nexuse Manufacturing in 2006 or 2005.

Swift formerly obtained legal services from Scudder Law Firm. Earl Scudder, a director of Swift until June 30, 2005, is a member of Scudder Law Firm. The rates charged to Swift for legal services reflect market rates charged by unrelated law firms for comparable services. Through June 30, 2005, and all of 2004 Swift incurred fees for legal services from Scudder Law Firm in the amount of $14,000 and $217,000, respectively.

All of the above related party arrangements were approved by the independent members of Swift’s Board of Directors.

(24)	Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Changes in assumptions could significantly affect these estimates. Since the fair value is estimated as of December 31, 2006, the amounts that will actually be realized or paid at settlement or maturity of the instruments could be significantly different.

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

Senior Notes

The fair value of the Senior Notes, measured as the present value of the future cash flows using the current borrowing rate for comparable maturity notes, is estimated to be $187.2 million as of December 31, 2006.

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(25)	Customer Relationship Intangible Asset

Information related to the customer relationship intangible asset is as follows:

	As of December 31,
	2006	2005
	(In thousands)

Customer relationship intangible asset:
Gross carrying amount	$45,726	$45,726
Accumulated amortization	(10,503)	(7,454)

	$35,223	$38,272

The aggregate amortization expense related to customer relationship intangible asset was $3.0 million, $3.0 million and $3.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. The estimated amortization expense for each of the next five years is approximately $3 million. Amortization on the customer relationship intangible asset is calculated on the straight-line method over the estimated useful life of 15 years.

(26)	Sale of Autohaul Assets and Business

In April 2005, the Company completed the sale of its autohaul assets and business for approximately $46.1 million, $25 million of which was paid in cash at closing, $3.5 million was paid on July 15, 2005 and $0.6 million was paid on January 15, 2006. The remaining $17 million was to be payable to the Company in the form of a subordinated note due over a six year period ending April 2011.

Based on an evaluation in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company estimated that the transaction resulted in a non-cash charge for impairment to the book value of certain of the assets to be sold of approximately $4.0 million on a pre-tax basis. The Company recognized and recorded the pre-tax impairment charge to depreciation, amortization and impairment expense in the fourth quarter of 2004.

As part of its review and closing process for the year ended December 31, 2006, the Company identified a pre-tax impairment of $18.4 million related to the write-off of the note receivable and other outstanding amounts related to the Company’s sale of its auto haul business in April 2005. The Company recorded the pre-tax impairment of such amount to depreciation, amortization and impairment expense in the fourth quarter of 2006. The purchaser declared bankruptcy in January 2007.

(27)	Quarterly Results of Operations (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year Ended December 31, 2006
Operating revenue	$762,596	$811,208	$816,150	$782,836
Operating income	67,154	78,930	64,330	33,316
Net earnings	37,854	44,807	34,982	23,411
Basic earnings per share	.51	.60	.47	.31
Diluted earnings per share	.50	.59	.46	.31

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Year Ended December 31, 2005
Operating revenue	$742,618	$798,255	$812,934	$843,648
Operating income	31,533	56,521	28,087	71,919
Net earnings	19,447	29,781	12,632	39,267
Basic earnings per share	.27	.41	.17	.54
Diluted earnings per share	.26	.40	.17	.53

(28)	Subsequent Event

On January 19, 2007, Swift Transportation Co., Inc., a Nevada corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Saint Acquisition Corporation, a Nevada corporation (“MergerCo”), and Saint Corporation, a Nevada corporation (“Parent”), pursuant to which MergerCo will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation. In connection with the Merger, each outstanding share of common stock of the Company (other than any shares owned by MergerCo, Parent, their affiliates or the Company) will be cancelled and converted into the right to receive $31.55 in cash, without interest. Following the Merger, the Company’s shares will cease to be quoted on NASDAQ, the Company will cease to file reports with the Securities and Exchange Commission (the “SEC”) and the Company will be owned by Jerry Moyes, the Company’s largest shareholder, a current Director, and former Chairman of the Board and CEO of the Company, and certain of his affiliates.

The Board of Directors of the Company approved the Merger Agreement on the unanimous recommendation of a Special Committee comprised of three independent directors (the “Special Committee”). The Company has made customary representations, warranties and covenants in the Merger Agreement, which expire at the effective time of the Merger. The Company may not solicit competing proposals or, subject to exceptions that permit the Company’s Board of Directors (or the Special Committee) to take actions required by their fiduciary duties, participate in any discussions or negotiations regarding alternative business combination transactions.

MergerCo and Parent have obtained a conditional debt financing commitment for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for MergerCo and Parent to pay the aggregate merger consideration and all related fees and expenses. Consummation of the Merger is not subject to a financing condition, but is subject to other customary closing conditions, including approval of the Merger by the Company’s shareholders and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The Merger Agreement contains specified termination rights for the parties, and provides that, in certain circumstances, either the Company or Parent will be required to pay the other party a termination fee of up to $40.0 million.

In connection with entering into the Merger Agreement, Mr. Moyes, certain entities controlled by Mr. Moyes and certain of his family members also entered into a voting agreement (the “Voting Agreement”) pursuant to which they agreed to vote their Company shares in favor of adoption of the Merger Agreement and the approval of the transactions contemplated thereby and to refrain from granting any proxies or entering into any other voting arrangements with respect to, or sell, grant, assign, transfer, pledge, encumber or otherwise dispose of their Company shares, subject to certain limited exceptions. Jerry Moyes, Vickie Moyes and the Jerry and Vickie Moyes Family Trust dated December 11, 1987 entered into a guarantee (the “Guarantee”) pursuant to which they guaranteed payment of the termination fee in the event it becomes payable by Parent.

Immediately prior to the execution of the Merger Agreement, the Company amended the Stockholders Protection Rights Agreement, dated July 18, 2006, by and between the Company and Mellon Investor Services

SWIFT TRANSPORTATION CO., INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

LLC, as Rights Agent (as amended, the “Rights Agreement” and such amendment, the “Rights Agreement Amendment”). The Rights Agreement Amendment provides that, among other things, neither the execution of the Merger Agreement nor the consummation of the Merger or the other transactions contemplated by the Merger Agreement will trigger the separation or exercise of the stockholder rights or any adverse event under the Rights Agreement. In particular, none of MergerCo, Parent, or any of their respective affiliates or associates will be deemed to be an Acquiring Person (as defined in the Rights Agreement) solely by virtue of the approval, execution, delivery, adoption or performance of the Merger Agreement or the consummation of the Merger or any other transactions contemplated by the Merger Agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our accountants over accounting principles or procedures, financial statement disclosure, or otherwise within the two most recent fiscal years ended December 31, 2006, or any subsequent period.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

Management has engaged KPMG LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, to attest to and report on management’s evaluation of the Company’s internal control over financial reporting. Its report dated February 28, 2007 is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Swift Transportation Co., Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Swift Transportation Co., Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Swift Transportation Co., Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Swift Transportation Co., Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Swift Transportation Co., Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Swift Transportation Co., Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006 and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Phoenix, Arizona
February 28, 2007

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this Item will be provided by an amendment to this Report on Form 10-K.

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

Item 11.	Executive Compensation

Information required by this Item with respect to executive compensation will be provided by an amendment to this Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item will be provided by an amendment to this Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item will be provided by an amendment to this Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

Information required by this Item will be provided by an amendment to this Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements and Schedules.

(i) Financial Statements

Page or
Method of Filing

(1)	Report of KPMG LLP	Page 33
(2)	Consolidated Financial Statements and Notes to Consolidated Financial Statements of the Company, including Consolidated Balance Sheets as of December 31, 2006 and 2005 and related Consolidated Statements of Earnings, Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the years in the three-year period ended December 31, 2006	Pages 34-60

(ii) Financial Statement Schedules

Schedules have been omitted because of the absence of conditions under which they are required or because the required material information is included in the Consolidated Financial Statements or Notes to the Consolidated Financial Statements included herein.

(b) Exhibits.

Exhibit			Page or
Number		Description	Method of Filing

2.1		Agreement and Plan of Merger, dated as of January 19, 2007, by and among Saint Acquisition Corporation, Saint Corporation and the Company	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated January 19, 2007
2.2		Voting Agreement, dated as of January 19, 2007, by and among, the Company and the stockholders named therein	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated January 19, 2007
2.3		Guarantee dated January 19, 2007, by Jerry Moyes, Vickie Moyes and the Jerry and Vickie Moyes Family Trust dated 12/11/87, in favor of the Company	Incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated January 19, 2007
3.1		Form of Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002
3.2		Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated October 27, 2005
4.1		Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992
4.2		Stockholder Protection Rights Agreement, dated as of July 18, 2006 (the “Rights Agreement”), between Swift Transportation Co., Inc. (the “Corporation”) and Mellon Investors Service, LLC, as Rights Agent, including Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Participating Preferred Stock of the Corporation	Incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K dated July 19, 2006
4	.2.1	Amendment dated as of January 19, 2007 to Rights Agreement between the Company and Mellon Investor Services, LLC	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated January 19, 2007
10.1		Stock Option Plan, as amended through November 18, 1994*	Incorporated by Reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 Form 10-K”)
10.2		Non-Employee Directors Stock Option Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.8 of the 1994 Form 10-K
10.3		Employee Stock Purchase Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.9 of the 1994 Form 10-K
10	.3.1	Amendment to the Swift Transportation Co., Inc. 1994 Employee Stock Purchase Plan*	Incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 12, 2004 (the “2004 Proxy Statement”)
10.4		Swift Transportation Co., Inc. Retirement (401(k)) Plan dated January 1, 1992*	Incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 Registration Statement No. #33-52454
10.5		1999 Stock Option Plan, as amended*	Incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 Registration Statement No. Registration No. 333-53566

Exhibit			Page or
Number		Description	Method of Filing

10.6		Non-Employee Directors Stock Option Plan*	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 24, 2000
10.7		Swift Transportation Co., Inc. 2005 Non-Employee Director Stock Option Plan*	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 15, 2005
10.8		Swift Transportation Co., Inc. 2003 Stock Incentive Plan*	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 18, 2003
10.9		2004 Executive Management Incentive Plan*	Incorporated by reference to Exhibit E of the Company’s 2004 Proxy Statement
10.10		Swift Transportation Corporation Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
10.11		Nonqualified Deferred Compensation Agreement*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “2000 First Quarter Form 10-Q”)
10	.11.1	First Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004*	Incorporated by reference to Exhibit 10.9.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
10	.11.2	Second Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 26, 2005
10	.11.3	Third Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004*	Incorporated by reference to Exhibit 10.11.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
10.12		Employment Agreement for Robert Cunningham*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 3, 2004
10.13		Non-Statutory Stock Option Agreement, dated November 3, 2004, between Swift Transportation Co., Inc. and Robert W. Cunningham*	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated November 3, 2004
10.14		Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated November 3, 2004
10.15		Offer Letter for Glynis Bryan*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated March 28, 2005
10.16		Offer Letter for Sam Cowley*	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated March 28, 2005
10.17		Amended and Restated Change in Control Agreement, dated July 18, 2006, between Swift Transportation Co., Inc. and Robert Cunningham*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated July 19, 2006
10.18		Form of Amended and Restated Change in Control Agreement for Mr. Cowley, Ms. Bryan and Ms. Calbi*	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated July 19, 2006

Exhibit			Page or
Number		Description	Method of Filing

10.19		Form of Amended and Restated Change in Control Agreement for Messrs. Stocking, Riley, Martin and Ms. Kennedy*	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated July 19, 2006
10.20		Second Amended and Restated Revolving Credit Agreement dated December 16, 2005 among Swift Transportation Co., Inc., an Arizona Corporation, As Borrower, Swift Transportation Co., Inc., a Nevada Corporation, as Holdings, the Lenders From Time to Time Party Hereto and SunTrust Bank as Administrative Agent	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
10	.20.1	First Amendment to Second Amended and Restated Revolving Credit Agreement, dated January 18, 2007, among Swift Transportation Co., Inc., an Arizona Corporation, As Borrower, Swift Transportation Co., Inc., a Nevada Corporation, as Holdings, the Lenders From Time to Time Party Hereto and SunTrust Bank as Administrative Agent	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 18, 2007
10.21		Amended and Restated Receivables Sale Agreement Dated December 21, 2005 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and SunTrust Capital Markets	Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
10	.21.1	Purchase and Sale Agreement Dated December 30, 1999 between Swift Transportation Corporation and Swift Receivables Corporation	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999
10	.21.2	First Amendment to Amended and Restated Receivables Sale Agreement, dated August 21, 2006, between Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and SunTrust Capital Markets	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form-Q for the quarter ended September 30, 2006
10	.21.3	Second Amendment to Amended and Restated Receivables Agreement, dated December 20, 2006, between Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and SunTrust Capital Markets	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 20, 2006
10.22		Swift Transportation Co., Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008 And $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003	Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
10	.22.1	First Amendment Dated July 8, 2004 to Swift Transportation Co., Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008, and $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003	Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
10.23		Operating Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.19 of the 2000 First Quarter Form 10-Q

Exhibit		Page or
Number	Description	Method of Filing

10.24	Initial Subscription Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.20 of the 2000 First Quarter Form 10-Q
14	Code of Ethics	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003
21	Subsidiaries of Registrant	Filed herewith
23	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Robert W. Cunningham, Chief Executive Officer and President	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Glynis A. Bryan, Chief Financial Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Robert W. Cunningham and Glynis A. Bryan	Furnished herewith

*	Indicates a compensation plan

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of February, 2007.

SWIFT TRANSPORTATION CO., INC.,
a Nevada corporation

By	/s/ Robert W. Cunningham
Robert W. Cunningham
Chief Executive Officer and
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jock Patton Jock Patton	Chairman of the Board	February 28, 2007

/s/ Robert W. Cunningham Robert W. Cunningham	Chief Executive Officer, President and Director (Principal Executive Officer)	February 28, 2007

/s/ Glynis A. Bryan Glynis A. Bryan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2007

/s/ Samuel C. Cowley Samuel C. Cowley	Executive Vice President, General Counsel, and Director	February 28, 2007

/s/ Bryan R. Schumaker Bryan R. Schumaker	Vice President, Corporate Controller (Principal Accounting Officer)	February 28, 2007

/s/ Karl Eller Karl Eller	Director	February 28, 2007

/s/ Alphonse E. Frei Alphonse E. Frei	Director	February 28, 2007

/s/ David Goldman David Goldman	Director	February 28, 2007

/s/ Paul M. Mecray III Paul M. Mecray III	Director	February 28, 2007

/s/ Jerry C. Moyes Jerry C. Moyes	Director	February 28, 2007

/s/ Karen E. Rasmussen Karen E. Rasmussen	Director	February 28, 2007

INDEX TO EXHIBITS

Exhibit			Page or
Number		Description	Method of Filing

2.1		Agreement and Plan of Merger, dated as of January 19, 2007, by and among Saint Acquisition Corporation, Saint Corporation and the Company	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated January 19, 2007
2.2		Voting Agreement, dated as of January 19, 2007, by and among, the Company and the stockholders named therein	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated January 19, 2007
2.3		Guarantee dated January 19, 2007, by Jerry Moyes, Vickie Moyes and the Jerry and Vickie Moyes Family Trust dated 12/11/87, in favor of the Company	Incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated January 19, 2007
3.1		Form of Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002
3.2		Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated October 27, 2005
4.1		Specimen of Common Stock Certificate	Incorporated by reference to Exhibit 4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1992
4.2		Stockholder Protection Rights Agreement, dated as of July 18, 2006 (the “Rights Agreement”), between Swift Transportation Co., Inc. (the “Corporation”) and Mellon Investors Service, LLC, as Rights Agent, including Exhibit A the forms of Rights Certificate and Election to Exercise and as Exhibit B the form of Certificate of Designation and Terms of Participating Preferred Stock of the Corporation	Incorporated by reference to Exhibit 4 of the Registrant’s Current Report on Form 8-K dated July 19, 2006
4	.2.1	Amendment dated as of January 19, 2007 to Rights Agreement between the Company and Mellon Investor Services, LLC	Incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated January 19, 2007
10.1		Stock Option Plan, as amended through November 18, 1994*	Incorporated by Reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (the “1994 Form 10-K”)
10.2		Non-Employee Directors Stock Option Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.8 of the 1994 Form 10-K
10.3		Employee Stock Purchase Plan, as amended through November 18, 1994*	Incorporated by reference to Exhibit 10.9 of the 1994 Form 10-K
10	.3.1	Amendment to the Swift Transportation Co., Inc. 1994 Employee Stock Purchase Plan*	Incorporated by reference to Exhibit D of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 12, 2004 (the “2004 Proxy Statement”)
10.4		Swift Transportation Co., Inc. Retirement (401(k)) Plan dated January 1, 1992*	Incorporated by reference to Exhibit 10.14 of the Company’s Form S-1 Registration Statement No. #33-52454
10.5		1999 Stock Option Plan, as amended*	Incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8 Registration Statement No. Registration No. 333-53566

Exhibit			Page or
Number		Description	Method of Filing

10.6		Non-Employee Directors Stock Option Plan*	Incorporated by reference to the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 24, 2000
10.7		Swift Transportation Co., Inc. 2005 Non-Employee Director Stock Option Plan*	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 15, 2005
10.8		Swift Transportation Co., Inc. 2003 Stock Incentive Plan*	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 18, 2003
10.9		2004 Executive Management Incentive Plan*	Incorporated by reference to Exhibit E of the Company’s 2004 Proxy Statement
10.10		Swift Transportation Corporation Deferred Compensation Plan*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002
10.11		Nonqualified Deferred Compensation Agreement*	Incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (the “2000 First Quarter Form 10-Q”)
10	.11.1	First Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004*	Incorporated by reference to Exhibit 10.9.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004
10	.11.2	Second Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated May 26, 2005
10	.11.3	Third Amendment to Nonqualified Deferred Compensation Agreement Dated October 19, 2004*	Incorporated by reference to Exhibit 10.11.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
10.12		Employment Agreement for Robert Cunningham*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated November 3, 2004
10.13		Non-Statutory Stock Option Agreement, dated November 3, 2004, between Swift Transportation Co., Inc. and Robert W. Cunningham*	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated November 3, 2004
10.14		Form of Indemnification Agreement	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated November 3, 2004
10.15		Offer Letter for Glynis Bryan*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated March 28, 2005
10.16		Offer Letter for Sam Cowley*	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated March 28, 2005
10.17		Amended and Restated Change in Control Agreement, dated July 18, 2006, between Swift Transportation Co., Inc. and Robert Cunningham*	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated July 19, 2006
10.18		Form of Amended and Restated Change in Control Agreement for Mr. Cowley, Ms. Bryan and Ms. Calbi*	Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated July 19, 2006
10.19		Form of Amended and Restated Change in Control Agreement for Messrs. Stocking, Riley, Martin and Ms. Kennedy*	Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K dated July 19, 2006

Exhibit			Page or
Number		Description	Method of Filing

10.20		Second Amended and Restated Revolving Credit Agreement dated December 16, 2005 among Swift Transportation Co., Inc., an Arizona Corporation, As Borrower, Swift Transportation Co., Inc., a Nevada Corporation, as Holdings, the Lenders From Time to Time Party Hereto and SunTrust Bank as Administrative Agent	Incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
10	.20.1	First Amendment to Second Amended and Restated Revolving Credit Agreement, dated January 18, 2007, among Swift Transportation Co., Inc., an Arizona Corporation, As Borrower, Swift Transportation Co., Inc., a Nevada Corporation, as Holdings, the Lenders From Time to Time Party Hereto and SunTrust Bank as Administrative Agent	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 18, 2007
10.21		Amended and Restated Receivables Sale Agreement Dated December 21, 2005 Among Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and SunTrust Capital Markets	Incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005
10	.21.1	Purchase and Sale Agreement Dated December 30, 1999 between Swift Transportation Corporation and Swift Receivables Corporation	Incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999
10	.21.2	First Amendment to Amended and Restated Receivables Sale Agreement, dated August 21, 2006, between Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and SunTrust Capital Markets	Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form-Q for the quarter ended September 30, 2006
10	.21.3	Second Amendment to Amended and Restated Receivables Agreement, dated December 20, 2006, between Swift Receivables Corporation, Swift Transportation Corporation, ABN AMRO Bank N.V., and SunTrust Capital Markets	Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated December 20, 2006
10.22		Swift Transportation Co., Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008 And $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003	Incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
10	.22.1	First Amendment Dated July 8, 2004 to Swift Transportation Co., Inc. $100,000,000 3.73% Senior Guaranteed Notes, Series A, Due June 27, 2008, and $100,000,000 4.33% Senior Guaranteed Notes, Series B, Due June 27, 2010 Note Purchase Agreement Dated as of June 27, 2003	Incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004
10.23		Operating Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.19 of the 2000 First Quarter Form 10-Q
10.24		Initial Subscription Agreement of Transplace.com, LLC	Incorporated by reference to Exhibit 10.20 of the 2000 First Quarter Form 10-Q
14		Code of Ethics	Incorporated by reference to Exhibit 14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003

Exhibit		Page or
Number	Description	Method of Filing

21	Subsidiaries of Registrant	Filed herewith
23	Consent of KPMG LLP	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certificate of Robert W. Cunningham, Chief Executive Officer and President	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certificate of Glynis A. Bryan, Chief Financial Officer	Filed herewith
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — Robert W. Cunningham and Glynis A. Bryan	Furnished herewith