Form 10-K/A
period 2006-12-31
SWIFT TRANSPORTATION CO INC
filed 2007-04-30
CIK 863557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
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
(602) 269-9700
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value	Nasdaq Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act:
None
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

Explanatory Note
     This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2006 originally filed with the Securities and Exchange Commission on February 28, 2007 (the “Original Report”). This Amendment provides the information required by Part III of Form 10-K. In addition, we are also including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and have eliminated certain language from the Section 302 certifications filed in connection with this Amendment.
     Except for the information designated above, the Company has not modified or updated disclosures presented in the Original Report in this Amendment. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     Our Board of Directors presently consists of nine members. Our Amended and Restated Articles of Incorporation provide that our Board be divided into three classes that serve staggered three-year terms. Each executive officer will serve until a successor is elected by the Board or until the earlier of his or her resignation or removal. All of our directors and executive officers are citizens of the United States and can be reached c/o Swift Transportation Co., Inc., 2200 South 75th Avenue, Phoenix, AZ 85043. The following table sets forth information regarding our directors and executive officers as of the date of this report.

Name	Age	Position
Jock Patton	61	Non-Executive Chairman of the Board and Director (1)(2)(3)
Robert W. Cunningham	52	Director, Chief Executive Officer and President
Karl Eller	78	Director (2)(3)
Alphonse E. Frei	68	Director (1)(2)(3)
David Goldman	63	Director (1)(2)
Paul M. Mecray III	68	Director (1)(2)
Jerry Moyes	63	Director
Karen E. Rasmussen	61	Director (2)(3)
Samuel C. Cowley	47	Director, Executive Vice President, General Counsel and Secretary
Glynis A. Bryan	48	Executive Vice President and Chief Financial Officer
Barbara Kennedy	40	Executive Vice President
Mark A. Martin	45	Executive Vice President
Jeffrey Riley	36	Executive Vice President
Richard Stocking	37	Executive Vice President

(1)	Member of the Audit Committee

(2)	Member of the Nominating/Corporate Governance Committee

(3)	Member of the Compensation Committee
     Jock Patton has served as a director of Swift since March 2004 and as non-executive Chairman of the Board since October 2005. In March 2007, Mr. Patton was appointed to serve on the board of directors of Janus Capital Group, Inc., a mutual fund company. Additionally, Mr. Patton currently serves as Chairman of the ING Funds Unified Board, which oversees mutual fund assets in excess of $60 billion. From 1999 to 2001, Mr. Patton was Chief Executive Officer and a director of Rainbow Multimedia Group, Inc., a producer of digital entertainment. From 1992 to 1997, Mr. Patton served as a director and President of StockVal, Inc., a registered investment advisor providing securities analysis software and proprietary data to mutual funds, major money managers and brokerage firms worldwide. From 1972 to 1992, Mr. Patton was a Partner in the law firm of Streich Lang where he founded and headed the Corporate/ Securities Practice Group. Mr. Patton currently serves on the Board of Directors of JDA Software Group, Inc. (JDAS). Mr. Patton received a Bachelors Degree in Political Science and a law degree from the University of California.
     Robert W. Cunningham has served as Chief Executive Officer of Swift since October 2005 and as President and Chief Operating Officer and a director of Swift since November 2004. Mr. Cunningham served as Executive Vice President of Sales & Marketing for Swift from 1985 to 1997. From 1997 to 2005, Mr. Cunningham owned and operated Cunningham Commercial Vehicles, one of the nation’s most successful commercial truck dealerships. As the Arizona Freightliner, Sterling and Western Star franchisee, Cunningham Commercial Vehicles had annual revenues in excess of $300 million. Mr. Cunningham has worked in the transportation industry for his entire career beginning in 1973 with IML Freight Lines and six years as a Vice President with Motor Cargo prior to joining Swift. Mr. Cunningham is a 1976 graduate of the University of Utah with a Bachelors Degree in Marketing.

     Karl Eller has served as a director of Swift since March 2004. Mr. Eller has served as the Chairman and Chief Executive Officer of The Eller Company since 2002. Mr. Eller was the founder of Eller Media Company, a subsidiary of Clear Channel Communications Inc., and served as its Chairman and Chief Executive Officer from 1995 until 2001. Mr. Eller has over 40 years of experience in the outdoor advertising industry. He was appointed as a director of Clear Channel in 1997 in connection with Clear Channel’s acquisition of Eller Media Company. Mr. Eller also founded the Phoenix Suns and was named to the NCAA Board of Directors in 2001.
     Alphonse E. Frei has served as a director of Swift since 1990. Mr. Frei served as the Chief Operating Officer of Autom Company, a wholesale and retail distributor of religious products, from 1999 to 2005. Mr. Frei served in various capacities with America West Airlines, including Chief Financial Officer from 1983 to 1994 and as a director from 1986 to September 1993. Mr. Frei has also served in various executive capacities and/or as a consultant to a number of business organizations.
     David Goldman has served as a director of Swift since 2003. Mr. Goldman retired as a Senior Partner of Deloitte & Touche LLP in 2001 after serving 35 years with that firm. During his career, Mr. Goldman specialized in serving SEC registrants, held the positions of Partner-in-Charge and Senior Technical Partner of the Arizona Audit Practice, and also served in the Firm’s Executive Office (New York), Los Angeles Office and certain other offices. Mr. Goldman, who currently operates a consulting company specializing in financial and investigative matters, was a Member of Council of the American Institute of CPAs and President of the Arizona Society of CPAs, among other executive and board positions. Mr. Goldman received a Bachelor’s Degree in Business Administration and a Masters of Accounting Degree from the University of Arizona.
     Paul M. Mecray III has served as a director of Swift since 2004. Mr. Mecray is a retired Partner of Wellington Management Company, LLP where he served 35 years as Assistant Portfolio Manager of Vanguard Windsor Fund and, subsequently, as Global Research Analyst specializing in Trucking, Oilfield Service, and Engineering/Construction industries plus Middle East geopolitics. Mr. Mecray graduated from Princeton University in 1960 with an AB in Geology and received an MBA from the Wharton School at the University of Pennsylvania in 1962. Mr. Mecray was employed at Atlantic Richfield Company from 1963 to 1968 before joining Wellington. He is a member, and former President, of both the National Association of Petroleum Investment Analysts and The Financial Analysts of Philadelphia. He currently serves as a Trustee of The Bryn Mawr (PA) Presbyterian Church.
     Jerry Moyes was the Chairman of the Board and Chief Executive Officer of Swift from 1984 until October 2005. Mr. Moyes joined Swift in 1966 as a Vice President and served in that capacity until 1984. Mr. Moyes was President of the Arizona Motor Transport Association from 1987 to 1988. Mr. Moyes also has served as Chairman of the Board of Central Freight since November 2006, and was appointed its Chief Executive Officer in January 2007. Mr. Moyes previously served as Chairman of the Board of Central Freight from 1997 to 2005. Mr. Moyes has served as Chairman of the Board of Central Refrigerated since 2002. Mr. Moyes also has served as Chairman of the Board and Chief Executive Officer of Interstate Equipment Leasing, Inc. since 1989. Mr. Moyes also served from 2000 until 2002 as Chairman of the Board of Simon Transportation Services Inc., a publicly traded trucking company providing nationwide, predominantly temperature controlled transportation services for major shippers. Simon Transportation Services filed for protection under Chapter 11 of the United States Bankruptcy Code in 2002. In September 2005, Mr. Moyes agreed, without admitting or denying any claims, to settle an investigation by the Securities and Exchange Commission regarding common stock trades in 2004. As part of the settlement, Mr. Moyes agreed to an entry of a decree permanently enjoining him from violating the securities laws and the payment of approximately $1.5 million in disgorgement, prejudgment interest and penalties.
     Karen E. Rasmussen has served as a director of Swift since March 2005. Ms. Rasmussen has served since 2001 as the President and Chief Executive Officer of the Arizona Trucking Association (ATA), a non-profit trade association made up of trucking, busing, distribution and supplier businesses that operate within the state. Prior to serving at ATA, Ms. Rasmussen served as Director of Government Relations for Ryder System, Inc., a Fortune 500 commercial truck leasing and logistics company, representing Ryder on state governmental issues affecting the company’s operations in 46 states. She also handled environmental, transportation and tax issues at the federal level and managed the Ryder Political Action Committee. Before joining Ryder, Ms. Rasmussen spent nearly 13 years with the California Trucking Association, where she held a number of positions, including Director of Governmental Affairs, Director of Policy and Vice President. Ms. Rasmussen has represented the trucking industry for more than two decades on dozens of issues ranging from deregulation to safety to the environment. Ms. Rasmussen also serves on the Board of Directors of HELP, Inc., the entity that oversees the nation’s largest truck pre-clearance program, PrePass. Ms. Rasmussen holds a Bachelor’s Degree in Journalism from the University of Central Oklahoma and a certificate in association management from Stanford University.
     Samuel C. Cowley has served as Executive Vice President and General Counsel to the Company since March 2005 and as Secretary and a director of Swift since May 2005. Prior to joining Swift, Mr. Cowley was a practicing attorney in the law firm of Snell & Wilmer L.L.P., Phoenix, Arizona since March 1990. Mr. Cowley’s practice was concentrated in mergers and acquisitions, securities regulation including Sarbanes-Oxley Act compliance, and corporate finance. Prior to working at Snell & Wilmer, he was a practicing attorney with Reid & Priest, New York, New York. Mr. Cowley is a director of Matrixx Initiatives (MTXX), a producer of pharmaceutical products. Mr. Cowley received a Bachelor’s Degree in Economics from Brigham Young University and a law degree from Cornell Law School. Mr. Cowley is admitted to practice law in the States of Arizona and New York.
     Glynis A. Bryan has served as an Executive Vice President and Chief Financial Officer of Swift since April 2005. Ms. Bryan served as the Chief Financial Officer of APL Logistics Services from 2001 to March 2005. From 1984 to 2000, Ms. Bryan held various positions at Ryder System, Inc. She served as a Senior Vice President for Ryder Capital Services in 2000 and as Senior Vice President/Chief Financial Officer for Ryder Transportation Services from 1998 to 2000. Ms. Bryan is a director of Pentair, Inc. (PNR), a focused diversified industrial manufacturing company operating in water and technical products business segments. Ms. Bryan received a Bachelors Degree in Psychology from York University and a Masters Degree in Finance from Florida International University.
     Barbara Kennedy has served as an Executive Vice President of Human Resources, Safety, Recruiting and Driver Services since October 2006. From 1999 to October 2006, Ms. Kennedy served as Vice President of Human Resources and also assumed responsibilities for Safety in July 2005. Prior to joining Swift, Ms. Kennedy served as Vice President Human Resources at Barr-Nunn Transportation from 1994 to 1999. Ms. Kennedy received a Bachelors Degree in Interdisciplinary Studies from the University of Missouri-Columbia.
     Mark A. Martin has served as an Executive Vice President since February 2004. Prior to joining Swift, Mr. Martin was President of USF Glen Moore from January 2001 until February 2004. Prior to joining USF Glen Moore, Mr. Martin was the Executive Vice President of Marketing and Operations for Werner Enterprises Inc. from May 1989 until January 2001.
     Jeffrey Riley has served as an Executive Vice President, Western Region of Swift since April 2005. From 1998 to 2004 Mr. Riley served as the Vice President of National Accounts for Swift. Mr. Riley has been employed by Swift since 1988 in various operations positions. Mr. Riley received a Bachelors Degree in Business Administration from the University of Maryland-University College.
     Richard Stocking has served as Executive Vice President of the Central Region of Swift since April 2005. Mr. Stocking previously served as Regional Vice President of the Central Region and in various operations and sales management positions with Swift over the last 15 years.
Director Independence
     Pursuant to Nasdaq listing requirements and our Amended and Restated Bylaws, we are required to maintain a majority of independent directors. The Board has determined that Messers. Patton, Eller, Frei,

Goldman and Mecray and Ms. Rasmussen are “independent” as that term is defined by SEC regulations and Marketplace Rule 4200(a)(15) of Nasdaq. In making this determination, the Board considered transactions and relationships between each director or his or her immediate family and the Company. The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent. Additionally, the Board’s committees currently consist only of directors who are not employees of the Company and who are “independent” within the meaning defined above and any other applicable standard for such committee.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater 10% stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to us, we believe that during our fiscal 2006 our officers, directors and greater than 10% beneficial owners complied with all applicable filing requirements of Section 16(a) of the Securities Exchange Act.
Code of Ethics
     We have adopted a code of ethics that applies to all directors, officers and employees, including the Chief Executive Officer, Chief Financial Officer, and the Corporate Controller. A copy of our code of ethics has been filed as an exhibit to our 2003 Form 10-K. If we make any amendment to, or grant any waivers of, a provision of the Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller where such amendment or waiver is required to be disclosed on Form 8-K or other applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefore on our internet website at www.swifttrans.com, unless otherwise required by Nasdaq rules to file a Form 8-K.
Information Concerning the Audit Committee
     Our Board of Directors has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our Audit Committee is composed of outside directors who are not officers or employees of Swift or its subsidiaries. The Audit Committee presently consists of David Goldman (Chairman), Alphonse E. Frei, Paul M. Mecray III and Jock Patton. The Board has determined that each of the current members of the Audit Committee is (i) “independent” within the meanings of SEC Rule 10A-3(b)(1) and Marketplace Rule 4200(a)(15) of Nasdaq (including the heightened independence requirements of audit committee members), (ii) has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years, and (iii) is financially literate within the requirements of Marketplace Rule 4350(d)(2) of Nasdaq. In addition, David Goldman serves as the Audit Committee’s financial expert, as defined by the SEC regulations and required by the SEC and Nasdaq. Information about Mr. Goldman’s past business and educational experience is included in his biography in this Amendment under the caption “Item 10. Directors, Executive Officers and Corporate Governance.”
Item 11. Executive Compensation
Compensation Discussion and Analysis
Introduction
     The purpose of this Compensation Discussion and Analysis (“CDA”) is to provide information about the compensation earned by our Named Executive Officers (as such term is defined in the Summary Compensation Table section below) for 2006 and to explain the Company’s compensation process and philosophy and the policies and factors that underlie the Company’s decisions with respect to the Named Executive Officers’ compensation. As we describe in more detail below, the principal objectives of our executive compensation strategy are to attract and retain talented executives, reward strong business results and performance, and align the interest of executives with stockholders. In addition to rewarding business and individual performance, the compensation program is designed to promote both annual performance objectives and longer-term objectives.

What are our processes and procedures for considering and determining executive compensation?
     The Compensation Committee. The Compensation Committee is responsible for reviewing and setting the performance goals of the Company’s executive management; for seeking to ensure that executive management members are compensated appropriately in a manner consistent with the Company’s business strategies; and for administering all of the Company’s stock-based compensation plans. The Compensation Committee operates under a written Compensation Committee Charter adopted by the Board and available as Appendix C to the Company’s Proxy Statement filed April 13, 2004. The Compensation Committee consists of Al Frei (Chairman), Jock Patton, Karl Eller and Karen Rasmussen. The Compensation Committee met five times in 2006. The report of the Compensation Committee is set forth below under the heading “Compensation Committee Report.” All members of the Compensation Committee have met the independence requirements of the Nasdaq listing standards.
     The primary purpose of the Compensation Committee is to assist the Board in discharging its duties with respect to the compensation of the Company’s executive officers. Responsibilities include, but are not limited to:
•	annually reviewing and approving corporate goals and objectives relevant to the compensation of the Chief Executive Officer and other executive officers; evaluating executive performance in light of those goals and objectives; and recommending to the Board of Directors the Chief Executive Officer’s compensation based on this evaluation;

•	approving all base salaries and other compensation of the Company’s executive officers and recommending to the Board of Directors, the Chief Executive Officer’s base salary and other compensation;

•	overseeing and periodically reviewing the operation of all of the Company’s stock-based employee (including management and director) compensation plans;

•	reviewing and, if appropriate, recommending to the Board of Directors for adoption all employee (including management and director) compensation plans, programs and arrangements, including stock option and performance share grants and other perquisites and fringe benefit arrangements; and

•	periodically reviewing the outside directors’ compensation arrangements to ensure their competitiveness and compliance with applicable laws, and recommending to the Board any appropriate changes to be made.
     Role of Compensation Consultants. The Compensation Committee has the authority to obtain advice and assistance from outside legal, accounting, or other advisors and consultants as deemed appropriate to assist in the continual development and evaluation of compensation policies and determination of compensation awards. The Company provides appropriate funding, as determined by the Compensation Committee, for compensation to such advisers and consultants that the Compensation Committee engages. Beginning in 2005, the Compensation Committee engaged Towers Perrin as an independent compensation consultant to assist the Compensation Committee in evaluating executive compensation programs and help design the incentive programs for the Company’s executive team and the other employees of the Company. Towers Perrin assisted the Compensation Committee by providing comparative market data on compensation practices and programs based on an analysis of peer companies. Three peer groups were reviewed. One was a group of transportation companies, including Ryder Systems Inc., Con-Way Inc., U.S. Airways Group, Inc., UTi Worldwide Inc., and YRC Worldwide Inc. A second peer group was of companies of comparable size, without regard to industry, including BorgWarner Inc., Brinks Co., Laidlaw International Inc., Oshkosh Truck Corp., United Rentals Inc., and Vulcan Materials Co. The third peer group was of truckload industry competitors, which included Heartland Express Inc., JB Hunt Transport Services Inc., Knight Transportation Inc., Landstar Systems Inc., U.S. Xpress Enterprises Inc., and Werner Enterprises Inc. Towers Perrin also provided guidance on industry best practices. Tower Perrin’s findings assisted the Compensation Committee in establishing the long-term incentive plan to promote long-term performance and key employee retention and in creating the annual incentive payout matrix tied to annual financial performance targets.

     Role of Management in Determining Executive Compensation. All compensation decisions are made by the Compensation Committee, other than compensation of the CEO, which is recommended by the Compensation Committee and approved by the Board. Management works with the Compensation Committee in establishing the agenda for Compensation Committee meetings and in preparing meeting information. Management provides information to the Compensation Committee on the financial performance of the Company for the Compensation Committee’s consideration and provides such other information as the Compensation Committee may request. Management also assists the Compensation Committee in recommending salary levels and the type and structure of other awards. As described below under the heading “What are the elements of the Company’s compensation program? — Annual Cash Incentives,” executive officers also play a role in setting the targets for the Company’s annual incentive plans. At the request of the Chairman of the Compensation Committee, the CEO and other officers may attend and participate in portions of the Compensation Committee’s meetings.
What are the objectives of the Company’s compensation programs?
     The principal objectives of the Company’s executive compensation programs are to attract, retain and motivate talented executives, reward strong business results and performance, and align the executive’s interests with stockholder interests. The objectives are based on the following core principles, which we explain in greater detail below:
•	Business Performance Accountability. Compensation should be tied to the Company’s performance in key areas so that executives are held accountable through their compensation for the performance of the Company.

•	Individual Performance Accountability. Compensation should be tied to an individual’s performance so that individual contributions to the Company’s performance are rewarded.

•	Alignment with Stockholder Interests. Compensation should be tied to the Company’s stock performance through stock incentives so that executives’ interests are aligned with those of our stockholders.

•	Retention. Compensation should be designed to promote the retention of key employees.

•	Competitiveness. The compensation program should be designed to attract, retain and reward key leaders critical to the Company’s success by providing competitive total compensation.
What is the compensation program designed to reward?
     The objectives of our compensation programs are generally to reward business and financial performance and promote retention.
     Annual incentives in our compensation program are cash-based. The Compensation Committee believes that annual cash incentives promote superior operational performance, disciplined cost management, and increased productivity and efficiency that contribute significantly to positive results for Swift’s stockholders. The elements of our compensation program that promote annual performance objectives are described below under the heading “What are the elements of the Company’s compensation program? — Annual Cash Incentives.”
     Long-term incentives in our compensation program are principally stock-based. Our stock-based incentives granted in connection with 2006 were designed to promote long-term performance and the retention of key employees. The elements of our 2006 compensation program that promote long-term retention were in the form of stock option grants. Partially through stock-based incentive grants, executive officers can meet their obligations under the Company’s stock ownership guidelines. We describe these awards below under the heading “What are the elements of the Company’s compensation program? — Long-Term Incentives.”

What are the elements of the Company’s compensation program?
     In general, the Company’s compensation program consists of three major elements: base salary, performance-based annual cash incentives, and long-term incentives designed to promote long-term performance and key employee retention.
     Base Salary. The Compensation Committee annually reviews and, if appropriate, adjusts each executive officer’s base salary. Annual salaries are based on the following factors:
•	Swift’s performance for the fiscal year and subjective evaluation of each executive’s contribution to that performance;

•	competitive levels of compensation for executive positions based on information drawn from compensation surveys and other relevant information; and

•	recommendations of the President and Chief Executive Officer.
     In setting salaries, the Compensation Committee considers each Named Executive Officers’ performance in determining the annual incentive awards described below.
     Based on the factors described in the preceding paragraph, the Compensation Committee set the following base salaries for 2006 for the Named Executive Officers: Mr. Cunningham — $800,000; Ms. Bryan — $325,000; Mr. Cowley — $325,000; Mr. Martin — $253,750; and Mr. Stocking — $200,000. The base salaries for 2006 were the same as those applicable during 2005. Effective upon their approval in December 2006, base salaries were adjusted as follows: Mr. Cunningham — $872,000; Ms. Bryan – $354,250; Mr. Cowley — $354,250; Mr. Martin — $276,600; and Mr. Stocking — $218,000.
     Annual Cash Incentives. The Company’s compensation structure provides for annual performance incentives that are linked to the Company’s net income objectives for the year. The past year plan was called the 2006 Annual Incentive Plan. Annual incentives are awarded as cash compensation. The annual incentive process involves the following basic steps:
•	establishing overall Company performance goals at the beginning of the year;

•	setting target incentives for each individual; and

•	measuring actual Company financial performance against the predetermined goals to determine incentive payouts.
     The steps for 2006 are described below:
     1) Establishing Company performance goals. In early 2006, the Compensation Committee, worked with senior management and the entire Board to set performance goals for the Company. The goals are set in order to incentivize management to improve profitability and thereby increase long-term stockholder value. For fiscal 2006, performance goals were based on the achievement of growth in adjusted earnings per share 20% above results for the previous year.
     2) Setting a target incentive. In 2006, the Compensation Committee set a target incentive amount for each Named Executive Officer, expressed as a percentage of the executive’s base salary. The target incentive took into account factors that the Compensation Committee deemed relevant, including (but not limited to) a review of peer group (as discussed above) compensation and Company-wide pay grades.
     3) Measuring performance. Near the end of the year, the Compensation Committee reviewed the Company’s actual performance against the predetermined goals and performance matrix established at the beginning of the year. The Compensation Committee also may award each executive an incentive amount above or below the target incentive amount based on individual performance.
     In determining the extent to which the earnings performance goals are met for a given period, the Compensation Committee exercises its judgment with regard to including or excluding the impact of changes in accounting principles and extraordinary, unusual or infrequently occurring events reported in the Company’s public filings. In order for a Named Executive Officer to meet his or her individual 2006 target incentive bonus, the Company’s adjusted earnings per share performance was required to be 20% above results for the previous year, and the greater the growth in adjusted earnings per share above the target, the greater the annual incentive bonus, up to a cap for growth in earnings per share of above 40% greater than 2005.
     Long-Term Incentives. The Compensation Committee grants equity awards to individual employees and executives in the form of (i) stock option grants, in amounts determined based on pay grade, and (ii) performance share awards, in amounts based on the Company’s growth in adjusted earnings per share compared to a predetermined financial performance matrix similar to that used for the annual incentive. The objective of the program is to align compensation over a multi-year period with the interests of stockholders of the Company by motivating and rewarding the creation and preservation of long-term stockholder value. The level of long-term incentive compensation is determined based on an evaluation of competitive factors in conjunction with total compensation provided to the Named Executive Officers and the goals of the compensation program described above. The Company’s long-term compensation, in the form of stock options and performance shares, vest over time. The stock options only provide value to the extent the Company’s stock price increases. The value of performance shares is impacted by all stock price changes, so the value to Named Executive Officers is affected by both increases and decreases in stock price. The exercise price of stock options granted is the closing price of Common Stock on the date of grant. Performance share awards are recorded at 100% of the closing price of Common Stock on the date of grant. The Compensation Committee generally selects a grant date for the grant of options and performance shares well in advance of the grant date. The grant date is after the public announcement of earnings for the previous year. During 2006, the Compensation Committee only made grants of stock options. Long-Term Incentive grants in 2007 also include performance share awards. See “Compensation Events for 2007”.
     Change-of-Control Agreements. We describe our change-of-control agreements under the heading “Change in Control Agreements” and potential payments pursuant to them under the heading “Potential Payments Upon Termination or Change-in-Control — Change in Control Agreements.”
     Perquisites. The Company does not offer any perquisites required to be disclosed under the SEC’s compensation disclosure rules.
     Stock Ownership Guidelines for Executive Officers. In December 2005, the Board of Directors adopted stock ownership guidelines for the Chief Executive Officer and executive vice presidents. Executive officers are required to have Company stock ownership equal to one times annual base salary (three times annual base salary for the Chief Executive Officer) to be achieved within five years of the later of adoption of the requirements or date of joining senior management.
Why does the Company choose to pay each element of compensation to its Named Executive Officers?
     We choose to pay each element of compensation to further the objectives of our compensation program described above, including the need to attract, retain, motivate, and reward key leaders critical to our success by providing competitive total compensation.
How does each element of compensation and the Company’s decisions regarding that element fit into the Company’s overall compensation objectives and affect decisions regarding other elements?
     Before establishing or recommending executive compensation payments or awards, the Committee considers all the components of such compensation, including current pay (salary and bonus), annual and long-term incentive awards, and outstanding equity awards and prior grants. The Committee considers each element in relation to the others when setting total compensation.

What impact do taxation and accounting considerations have on the decisions regarding executive compensation?
     Section 162(m) of the Internal Revenue Code limits the deductibility of executive compensation paid by publicly held corporations to $1 million for each executive officer named in this Amendment. The $1 million limitation generally does not apply to compensation that is considered performance-based to the extent the plan has been approved by stockholders. Because of the annual incentive amounts paid as a result of the Company’s outstanding financial performance in 2006, compensation paid to Swift’s Chief Executive Officer for the 2006 fiscal year exceeded the $1 million limit. The Company has not adopted a policy requiring all such compensation to be deductible and the Company did not submit the 2006 Incentive Plan for approval by the stockholders.
     Other than as described above in connection with the annual incentives, we believe that Swift’s compensation policy satisfies Section 162(m) of the Internal Revenue Code. As a result, other than as described above, we believe that the compensation paid under this policy is not subject to limits of deductibility. However, there can be no assurance that the Internal Revenue Service would reach the same conclusion. Moreover, Swift will not be entitled to a deduction with respect to payments that are contingent upon a change-of-control if such payments are deemed to constitute “excess parachute payments” pursuant to Section 280G of the Internal Revenue Code and do not qualify as reasonable compensation pursuant to that section. Such payments will subject the recipients to a 20% excise tax.
     In addition to Section 162(m) limitations, the Compensation Committee and the Board also take into account other tax and accounting consequences of its total compensation program and the individual components of compensation, and weigh these factors when setting total compensation and determining the individual elements of an officer’s compensation package.
Compensation Committee Report
     The Compensation Committee of the Board submitted the following report:
     The Compensation Committee is composed of four non-employee directors, each of whom is independent as defined by the Nasdaq listing standards.
     In accordance with SEC rules, the Compensation Committee reviewed and discussed the Compensation Discussion and Analysis included in this Amendment with management and, based on those reviews and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
Al Frei, Chairman
Jock Patton
Karl Eller
Karen Rasmussen
     Pursuant to Item 407(e)(5) of Regulation S-K promulgated by the SEC, this report shall not be deemed “filed” with the SEC for purposes of the Securities Exchange Act of 1934, nor shall such report be deemed incorporated by reference into any future filing, unless the Company expressly indicates its intention to do so.

Summary Compensation Table
     The following table provides information on the cash and non-cash compensation awarded and earned during fiscal 2006 by Chief Executive Officer, Chief Financial Officer and three most highly compensated executive officers (other than the Chief Executive Officer and Chief Financial Officer)(collectively, the “Named Executive Officers”).

				Stock	Option	Non-Equity
Name and				Awards	Awards	Incentive Plan	All Other
Principal Position	Year	Salary (1)	Bonus (2)	(3)	(4)	Compensation (5)	Compensation (6)	Total
Robert W. Cunningham, President and Chief Executive Officer	2006	$802,769	$200,000	$49,986	$102,371	$625,000	$30,461	$1,810,587
Glynis Bryan, Executive Vice President and Chief Financial Officer	2006	$327,252	$100,000	—	$39,944	$553,516	$15,450	$1,036,162
Samuel C. Cowley, Executive Vice President, General Counsel and Secretary	2006	$327,252	$100,000	—	$32,682	$553,516	$17,719	$1,031,169
Mark Martin, Executive Vice President	2006	$255,507	—	—	$32,682	$510,938	$17,248	$816,375
Richard Stocking, Executive Vice President	2006	$201,383	—	—	$32,682	$510,938	$17,811	$762,814

(1)	Each of the Named Executive Officers contributed a portion of their respective salary to the Company’s 401(k) savings plan.

(2)	On December 11, 2006, the Board approved special bonuses for Mr. Cunningham, Ms. Bryan and Mr. Cowley in the amounts of $200,000, $100,000 and $100,000, respectively for increased workload over the course of the year due to strategic matters outside of their normal duties.

(3)	This amount represents 2,138 shares of restricted stock granted and immediately vested to Mr. Cunningham on January 30, 2006 at a market price of $23.38, following the Board’s review of his 2005 performance.

(4)	This column represents the dollar amount recognized for financial statement reporting purposes (in accordance with SFAS 123R) with respect to the 2006 fiscal year for the fair value of stock options granted to each of the Named Executive Officers in 2006 as well as prior year fiscal years. For additional information on the valuation assumptions with respect to the 2006 grants, refer to note 16 of the Swift Transportation Co., Inc. financial statements in the Original Filing. For information on the valuation assumptions with respect to grants made prior to 2006, refer to the note on Stockholders’ Equity information for the Swift Transportation Co., Inc. financial statements in the Original Filing. See Grants of Plan-Based Awards Table in this Amendment for information on options granted in 2006. The amounts in this column reflect the Company’s accounting expense for these awards, and do not correspond to actual value that will be recognized by the Named Executive Officer.

(5)	This column represents the cash bonus amounts approved by the Board paid to the Named Executive Officers pursuant to the Company’s 2006 Annual Incentive Plan (the “Plan”), which was approved by the Board in early 2006. The bonuses were calculated based on the Company’s actual financial performance for 2006, compared to targets established by the Plan. The Committee determined in December 2006 that the annual performance targets would be significantly exceeded and, consistent with the Company’s past practice of paying bonuses before Christmas, determined to make partial payments of the annual bonuses to the Named Executive Officers and other employees of the Company. The final payment of bonuses was made in January 2007 after the Committee determined the true-up amount upon the Company’s final determination of financial performance for 2006.

(6)	This column represents all other compensation paid to the Named Executive Officers for employer 401(k) match, executive disability insurance, car allowance and other benefits, none of which exceeded $10,000 individually, except for Mr. Cunningham, whose other compensation included life insurance premiums of $12,050.

Grants of Plan-Based Awards in 2006
     The following table provides information about equity and non-equity awards granted to the Named Executive Officers in 2006.

					All Other	All Other
					Stock	Options	Exercise
					Awards:	Awards:	or Base
		Estimated Possible Payouts Under			Number of	Number of	Price of
		Non-Equity Incentive Plan			Shares of	Securities	Option
	Grant	Awards(1)			Stock or Units	Underlying	Awards ($/SH)	Full Grant Date
Name	Date	Threshold	Target	Maximum	(#) (2)	Options (#) (3)	(4)	Fair Value (5)
Robert W. Cunningham	1/30/2006	$134,000	$200,000	$800,000
	1/30/2006				2,138			$49,986
	11/14/2006					50,000	$27.95	$606,160
Glynis Bryan	1/30/2006	$120,445	$177,125	$708,500
	4/3/2006					27,500	$22.65	$268,009
Samuel C. Cowley	1/30/2006	$120,445	$177,125	$708,500
	4/3/2006					22,500	$22.65	$219,280
Mark Martin	1/30/2006	$109,000	$163,500	$654,000
	4/3/2006					22,500	$22.65	$219,280
Richard Stocking	1/30/2006	$109,000	$163,500	$654,000
	4/3/2006					22,500	$22.65	$219,280

(1)	These amounts represent the potential value of cash payouts for each Named Executive Officer pursuant to the Company’s 2006 Incentive Compensation Plan, which was approved by the Board in January 2006, as described under the heading “Compensation Discussion and Analysis – What are the elements of the Company’s compensation program? – Annual Cash Incentives.” The potential payouts are performance-driven based on the Company reaching certain performance targets in 2006. As noted in the Summary Compensation Table, the actual amounts were substantially paid out in 2006 with a true-up payment made in January 2007.

(2)	This amount includes 2,138 shares of restricted stock granted and immediately vested to Mr. Cunningham on January 30, 2006 at a market price of $23.38, following the Board’s approval of his bonus for his performance during 2005.

(3)	This column shows the number of stock options granted in 2006 to the Named Executive Officers. These options vest and become exercisable ratably in five equal annual installments, beginning one year after the date of grant.

(4)	This column shows the exercise price for the stock option granted, which was the closing price of the Common Stock on the date of grant.

(5)	This column represents the full grant date fair value of stock options under SFAS 123R granted to the Named Executive Officers in 2006. For additional information on the valuation assumptions with respect to the 2006 grants, refer to note 16 of the Swift Transportation Co., Inc. financial statements in the Original Filing.
Outstanding Equity Awards at Fiscal Year-End 2006
     The following table provides information on the current holdings of stock options of the Named Executive Officers. This table includes unexercised and unvested options as of December 31, 2006. Each equity grant is shown separately for each named executive.

	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised		Option	Option
Name of	Options		Options		Exercise	Expiration
Executive	Exercisable		Unexercisable		Price	Date
Robert W. Cunningham	500,000	(1)	—		$19.13	11/3/2014
	10,000	(2)	40,000	(2)	$19.16	12/12/2012
	—		50,000	(4)	$27.95	11/14/2013

Glynis Bryan	100,000	(1)	—		$21.48	4/8/2015
	—		27,500	(3)	$22.65	4/3/2013

Samuel C. Cowley	100,000	(1)	—		$23.63	3/28/2015
	—		22,500	(3)	$22.65	4/3/2013

Mark Martin.	60,000	(1)	—		$21.26	2/24/2014
	25,000	(1)	—		$22.02	4/7/2015
	—		22,500	(3)	$22.65	4/3/2013

Richard Stocking	25,000	(1)	—		$18.54	12/31/2007
	10,000	(1)	—		$17.65	4/5/2014
	10,000	(1)	—		$22.02	4/7/2015
	—		22,500	(3)	$22.65	4/3/2013

(1)	Options were fully vested as of September 19, 2005.

(2)	10,000 options vest on each of December 12, 2006, 2007, 2008, 2009 and 2010.

(3)	Options vest 20% on each of April 3, 2007, 2008, 2009, 2010 and 2011.

(4)	10,000 options vest on each of November 14, 2007, 2008, 2009, 2010 and 2011.
Option Exercises and Stock Vested in 2006
     The following table provides information for the Named Executive Officers on the number of stock options exercised and the number of shares acquired upon the vesting of stock awards and the respective value realized. No Named Executive Officer exercised stock options in 2006.

Stock Awards
Number of Shares
	Acquired on	Value Realized
Name of Executive	Vesting	on Vesting
Robert W. Cunningham (1)	2,138	$49,986
Glynis Bryan	—	—
Samuel C. Cowley	—	—
Mark Martin	—	—
Richard Stocking	—	—

(1)	Mr. Cunningham acquired 2,138 shares with a market price of $23.38 on January 30, 2006, following the Board’s approval of his bonus for his performance during 2005. See Summary Compensation Table for further discussion.
Potential Payments Upon Termination or Change-of-Control
Agreements With Named Executive Officers
     In connection with his appointment as President and Chief Operating Officer, Robert W. Cunningham entered into an employment agreement with the Company effective November 3, 2004. The employment agreement is for a term of five years and provides for an initial annual salary of $800,000.

     In addition, the employment agreement provides that if Mr. Cunningham is discharged without “cause” or resigns with “good reason” (as defined in the employment agreement) he will receive severance payments equal to his then current salary for a period of twenty-four months or, if greater, the remaining term of his employment, as well as immediate acceleration of all his stock options.
     Glynis A. Bryan, Swift’s Executive Vice President and Chief Financial Officer and Samuel C. Cowley, its Executive Vice President and General Counsel were hired pursuant to offer letters that entitle each to severance payments equal to his or her then current salary for a period of eighteen months if he or she is discharged without “cause.”
     In the event that Swift sells all or substantially all of its assets, or merges with or into another corporation, stock options outstanding are required to be assumed or equivalent options are required to be substituted by such successor corporation or a parent or subsidiary of such successor corporation, unless Swift’s Board of Directors determines, in the exercise of its sole discretion and in lieu of such assumption or substitution, that the option holder shall have the right to exercise his or her option, including shares as to which such option would not otherwise be exercisable. If the Board makes options fully exercisable in lieu of assumption or substitution in the event of a merger or sale of assets, the Board must notify the option holder that the option is fully exercisable for a period of thirty (30) days from the date of such notice (but not later than the expiration of the term of the option) and the option will terminate upon the expiration of such period.
Change in Control Agreements
     In October 2005, Swift entered into Change in Control Agreements (each, a “CiC Agreement”) with the following Named Executive Officers: Robert W. Cunningham, Glynis A. Bryan, Samuel C. Cowley, Richard Stocking and Mark Martin. In July 2006, the CiC Agreements were amended to provide certain clarifications to the circumstances constituting a change in control.
     The material terms of the CiC Agreements are as follows:
     The severance payments and benefits that are payable pursuant to the CiC Agreements will be triggered upon any of the following events: (1) the executive’s involuntary termination without “Cause” (as defined in the CiC Agreements) or (2) the executive’s resignation for “Good Reason” (as defined in the CiC Agreements), in each case during the two years following a Change in Control (as defined in the CiC Agreements) or upon certain circumstances as set forth in the CiC Agreements. Pursuant to the CiC Agreements, Good Reason includes, following a Change in Control, a material adverse change in the Executive’s position or responsibilities, a reduction in base or bonus compensation, relocation of the Executive, or for the Executives other than Mr. Cunningham, the Chief Executive Officer’s resignation for Good Reason under his CiC Agreement. In addition, the acquisition of more than 50% of the voting power of the Company by Jerry Moyes constitutes Good Reason.
     Pursuant to his CiC Agreement, upon the occurrence of one of the triggering events described above, Mr. Cunningham will receive the greater of: (x) his severance under his employment agreement, which has less than fours years remaining in its term and (y) three times the sum of (i) his highest rate of base salary during the 12-month period prior to termination, plus (ii) his highest annual incentive bonus earned over the prior three years, if applicable. In addition, if Mr. Cunningham receives severance pursuant to his CiC Agreement as described above, he will be eligible to receive a 280G Gross-Up payment for any excise payments that are imposed by Section 4999 of the Internal Revenue Code in the event that any portion of his severance constitutes an “excess parachute payment” pursuant to Section 280G of the Internal Revenue Code.
     Pursuant to their respective CiC Agreements, Mr. Cowley and Ms. Bryan will each receive, upon the occurrence of one of the triggering events described above, three times the sum of (i) their highest rate of base salary during the 12-month period prior to termination, plus (ii) their highest annual incentive bonus earned over the prior three years, however, in the event that the executive has not been employed by the

Company for any part of the year prior to the severance payment, the bonus will be the executive’s target annual incentive bonus. In addition, if any of these executives receive severance pursuant to their CiC Agreement as described above, they will be eligible to receive a 280G Gross-Up payment for any excise payments that are imposed by Section 4999 of the Internal Revenue Code in the event that any portion of their severance constitutes an “excess parachute payment” pursuant to Section 280G of the Internal Revenue Code.
     Pursuant to their respective CiC Agreements, Messrs. Stocking and Martin will each receive, upon the occurrence of one of the triggering events described above, two times the sum of (i) their highest rate of base salary during the 12-month period prior to termination, plus (ii) their highest annual incentive bonus earned over the prior three years. In addition, in the event that any portion of the executive’s severance pursuant to their CiC Agreement constitutes an “excess parachute payment” pursuant to Section 280G of the Internal Revenue Code and excise tax payments are imposed by Section 4999 of the Internal Revenue Code, the executive’s severance will be reduced to the maximum amount as will result in no portion of the payment being subject to such excise tax.
     In addition to the severance payments described above, pursuant to the terms of the relevant CiC Agreement, each of the executives will receive medical, dental, accident, disability and life insurance on substantially the same terms and conditions as the executive received prior to his/her termination or resignation for two years and acceleration of vesting on any unvested stock options or other equity-based award.
     On April 27, 2007, our stockholders approved the Agreement and Plan of Merger, dated as of January 19, 2007, with Saint Corporation and Saint Acquisition Corporation, entities formed and controlled by Jerry Moyes. Under the merger agreement, the Company anticipates that consummation of the merger will be completed by May 11, 2007. As contemplated by the merger agreement, upon consummation of the merger, the Named Executive Officers listed in this Amendment will be entitled to receive the following change-in-control payments:

	Cash	Gain on Acceleration of	Estimated
	Severance	Stock Option and	Other
Name of Executive	Payments	Performance Shares	Benefits (1)	Total
Robert W. Cunningham	$4,709,063	$1,000,992	$35,584	$5,745,639
Glynis Bryan	$2,916,421	$355,421	$5,775	$3,277,617
Samuel C. Cowley	$2,916,421	$319,821	$12,769	$3,249,011
Mark Martin.	$1,753,343	$319,821	$11,879	$2,085,043
Richard Stocking	$1,636,143	$319,821	$11,151	$1,967,115

(1)	Amounts in this column represent estimated costs for the continuation of certain health care and insurance benefits.
In addition to the change of control payments and benefits set forth above, pursuant to the merger agreement, the Named Executive Officers will be entitled to receive a cash payment for vested stock options in an amount equal to the number of shares subject to such options multiplied by the excess, if any, of $31.55 over the exercise price per share of common stock subject to such options. The resulting consideration to be received by the Named Executive Officers upon consummation of the merger is as follows:

		Weighted Average
	Vested	Exercise Price of	Resulting
Name of Executive	Options	Vested Options	Consideration (1)
Robert W. Cunningham	510,000	$19.13	$6,331,548
Glynis Bryan	105,500	$21.54	$1,052,587
Samuel C. Cowley	104,500	$23.59	$828,687
Mark Martin.	89,500	$21.54	$892,337
Richard Stocking	49,500	$19.44	$596,190

(1)	The amounts set forth in this “Resulting Consideration” column are calculated based on the actual exercise prices underlying the related options, as opposed to the weighted average exercise price per share of vested and unvested options.

Compensation Events for 2007
     The Named Executive Officers received option grants and performance share awards in January 2007 based on the Company’s financial performance in 2006, as reported in the Company’s Report on Form 8-K dated January 30, 2007. The vesting period for such options and performance share awards will be accelerated as of the closing of the merger agreement.
Retirement
     The Company does not provide any retirement benefits to its Named Executive Officers beyond the Company’s 401(k) plan, which is available to employees meeting the plan’s eligibility requirements.
Compensation for Directors
     The following information describes the Company’s current compensation program for non-management directors:
     Annual Retainer Fees. Non-employee directors receive an annual retainer of $20,000 for their service as directors. In addition, each non-employee director receives $1,500 for attending each Board meeting and each committee meeting that was not held on the same date as a Board meeting. Non-employee directors are paid $750 for telephonic Board or committee meetings attended. Non-employee directors are also paid $1,000 for attending each committee meeting held on the same date as a Board meeting.
     Chairmen Fees. The Chairman of the Nominating/Corporate Governance Committee and non-executive Chairman of the Board receives an additional fee of $50,000, in aggregate, annually for such service. The Chairmen of the Audit and Compensation Committees are paid an additional fee of $12,000 and $4,000 per year, respectively, for such service.
     Special Committee Fees. In connection with the Company’s consideration of Mr. Moyes’ initial proposal to acquire the Company and the process that resulted in executing the merger agreement with Saint Corporation, the Board designated a Special Committee. The Chairman of the Special Committee received a one-time fee of $100,000 and each of the other members of the Special Committee received a one-time fee of $40,000 for their services on the Special Committee. The Special Committee consisted of Jock Patton (Chairman), David Goldman and Paul Mecray III.
     Stock Option Grants. In addition to the cash remuneration above, each individual who becomes a non-employee director in the future will receive an option to purchase 25,000 shares of Common Stock as of the date they become a director. Thereafter, each group of non-employee directors will receive an option to purchase an additional 25,000 shares of Common Stock on each fifth anniversary of the date of their original option grant, if they remain a director as of each such date. These option grants will vest and become exercisable over four years beginning on the date of grant, permitting the holder to purchase shares at 100% of their fair value on the date of grant. None of the directors’ stock option vesting periods were accelerated in 2005. As with all of the Company’s outstanding options, upon consummation of the merger the vesting will accelerate for all of the directors’ stock options. Unless earlier terminated, forfeited or surrendered pursuant to the plan, each option granted will expire on the sixth anniversary date of the grant.
     Non-employee directors are reimbursed for reasonable travel and related expenses incurred in connection with their services on the Board and Board committees.
     Beneficial Ownership Requirements. The Board of Directors adopted a stock ownership guideline that requires them to have stock ownership equal to $100,000 (5 x $20,000 retainer) to be achieved within five years of becoming a member of the Board.
     Employee Directors. Employees of Swift Transportation who service as a director are not paid additional compensation. However, we do reimburse them for travel and other expenses.

     The following table provides information on the cash and non-cash compensation awarded and earned during fiscal year-end 2006 by our non-employee directors.

	Fees Earned or Paid
Name of Director	in Cash (1)	Option Awards (2)	Total
Jock Patton, Non-Executive Chairman	$203,000	$55,750	$258,750
Karl Eller	$39,000	$55,750	$94,750
Alphonse E. Frei	$58,000	$56,608	$114,608
David Goldman	$99,250	$61,473	$160,723
Paul M. Mecray III	$83,000	$55,750	$138,750
Jerry Moyes	$26,000	—	$26,000
Karen Rasmussen	$37,000	$56,608	$93,608

(1)	This column represents the amount of cash compensation earned in 2006 for Board and committee services.

(2)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options previously granted to each of the non-employee director. The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123R. No options were granted to non-employee directors in 2006. For information on the valuation assumptions with respect to grants made prior to 2006, refer to the note on Stockholders’ Equity information for the Swift Transportation Co., Inc. financial statements in the Original Filing. The amounts in this column reflect the Company’s accounting expense for these awards, and do not correspond to actual value that will be recognized by the non-employee director. The following non-employee directors have outstanding option awards at 2006 fiscal year-end: Mr. Patton (27,000), Mr. Eller (27,000), Mr. Frei (25,000), Mr. Goldman (28,000), Mr. Mecray (27,000) and Ms. Rasmussen (25,000).
Compensation Committee Interlocks and Insider Participation
     In fiscal 2006, the Compensation Committee consisted of Alphonse E. Frei (Chairman), Karl Eller, Karen E. Rasmussen and Jock Patton. None of the members of the Compensation Committee is or has been an employee of the Company. There were no interlocking relationships between the Company and other entities that might affect the determination of the compensation of the Company’s executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The following table sets forth, as of April 25, 2007, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known by us to beneficially own more than 5% of such stock, by each director and Named Executive Officer of the Company and by all directors and executive officers of Swift as a group.

	Shares Beneficially
Name and Address of Beneficial Owner(1)	Owned(13)		Percent Owned
Jerry Moyes	20,304,916	(2)	27.01%
Robert W. Cunningham	609,439	(3)	*
Samuel C. Cowley	106,640	(4)	*
Glynis Bryan	106,864	(5)	*
Barbara Kennedy	40,515	(12)
Mark A. Martin	90,767	(6)	*
Jeffrey Riley	57,448	(7)	*
Richard Stocking	49,500	(8)	*
Jock Patton	24,200	(9)	*
Karl Eller	22,200	(9)	*
Alphonse E. Frei	23,875	(10)	*
David Goldman	19,800	(11)	*
Paul M. Mecray III	30,582	(9)	*
Karen E. Rasmussen	15,000	(10)	*
Moyes Children’s Limited Partnership	8,995,832	(2)	11.97%
Goldman Sachs Asset Management	3,866,420		5.14%
All Directors and Named Executive Officers as a group (14 persons)	21,501,746		28.21%

*	Represents less than 1% of the Company’s outstanding Common Stock.

(1)	The address of each officer and director, except Jerry Moyes is c/o Swift Transportation Co., Inc., 2200 South 75th Avenue, Phoenix, AZ 85043. The address of Jerry Moyes is 2710 E. Old Tower Road, Phoenix, AZ 85034. The address for Michael Moyes is 2710 E. Old Tower Road, Phoenix, Arizona 85034. The address of Goldman Sachs Asset Management is 32 Old Slip, New York, NY 10005. Information with respect to Goldman Sachs Asset Management is based upon statements on Schedule 13G filed by such entity with the Securities and Exchange Commission on February 12, 2007.

(2)	The shares beneficially owned by Jerry Moyes are held by him, as follows: (i) 19,731,814 shares are held as a co-trustee of The Jerry and Vickie Moyes Family Trust Dated 12/11/87, (ii) 39,852 shares are held by Jerry Moyes individually, (iii) 33,750 shares are held by VJM Investments, LLC, a limited liability company in which Mr. Moyes has controlling interest, (iv) 492,500 shares are held by SME Industries, Inc. of which Jerry Moyes is the majority shareholder, and (v) 7,000 shares are held in Jerry Moyes’ individual retirement account. The shares shown for Jerry Moyes do not include the 8,995,832 shares held by the Moyes Children’s Limited Partnership, of which Michael Moyes is the general partner, and has sole investment and voting power over the limited partnership.

(3)	Includes options to purchase 510,000 shares exercisable within 60 days of April 30, 2007.

(4)	Includes options to purchase 104,500 shares exercisable within 60 days of April 30, 2007.

(5)	Includes options to purchase 105,500 shares exercisable within 60 days of April 30, 2007.

(6)	Includes options to purchase 89,500 shares exercisable within 60 days of April 30, 2007.

(7)	Includes options to purchase 42,750 shares exercisable within 60 days of April 30, 2007.

(8)	Includes options to purchase 49,500 shares exercisable within 60 days of April 30, 2007.

(9)	Includes options to purchase 17,200 shares exercisable within 60 days of April 30, 2007.

(10)	Includes options to purchase 15,000 shares exercisable within 60 days of April 30, 2007.

(11)	Includes options to purchase 18,800 shares exercisable within 60 days of April 30, 2007.

(12)	Includes options to purchase 37,500 shares exercisable within 60 days of April 30, 2007.

(13)	The reported holdings in this table do not reflect options to acquire shares unless such options are exercisable within 60 days of April 25, 2007. Unvested options that will be cancelled upon completion of the merger (which is contingent upon the satisfaction of a variety of closing conditions) and upon the payment to the holder of the excess, if any, of $31.55 over the exercise price per share of the common stock such to such option (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Acquisition by Jerry Moyes” in the Original Filing) are not considered beneficially owned for purposes of this table.
     As disclosed in the Original Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Acquisition by Jerry Moyes”, we have entered into a definitive merger agreement with an entity formed by Jerry Moyes, our founder, a director and the former Chairman of the Board and CEO. Pursuant to this agreement, Mr. Moyes and his affiliates will acquire all of our outstanding shares of Common Stock. The consummation of this event, which was approved by our stockholders on April 27, 2007, will constitute a change of control.

Equity Compensation Plan Information
     The following table summarizes, as of December 31, 2006, information about compensation plans under which equity securities of the Company are authorized for issuance.

	Number of		Number of
	securities to be	Weighted-	securities
	issued upon	average exercise	remaining
	exercise of	price of	available for
	outstanding	outstanding	future issuance
	options,	options,	under equity
	warrants and	warrants and	compensation
Plan category	rights	rights	plans
Equity compensation plans approved by security holders	3,422,386	$19.78	7,861,117	(1)

Equity compensation plans not approved by security holders	—	—	—

Total	3,422,386	$19.78	7,861,117

(1)	Of these shares, 3,164,340 remain available for purchase under the 1994 Employee Stock Purchase Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
     The Company has a written policy on related party transactions. All transactions with related parties, regardless of dollar value, are required to be approved by the Nominating/Corporate Governance Committee. The Committee will not approve any transaction with a related party that is not material in size to the Company. In addition, the Committee must determine that revenue generating transactions are on terms no less favorable than arms length and non-revenue generating transactions offer a significant benefit to the Company, relative to non-related party alternatives. All of the below related party arrangements were approved by the independent members of Swift’s Board of Directors.
     Swift obtains drivers for the owner-operator portion of its fleet by entering into contractual arrangements either with individual owner-operators or with fleet operators. Fleet operators maintain a fleet of tractors and directly negotiate with a pool of owner-operators and employees whose services the fleet operator then offers to Swift. One of the largest fleet operators with whom Swift does business is Interstate Equipment Leasing, Inc. (“IEL”), a corporation wholly-owned by Jerry Moyes, a member of Swift’s Board of Directors. Swift pays the same or comparable rate per mile for purchased transportation services to IEL that it pays to independent owner-operators and other fleet operators. During 2006, Swift paid $14.1 million to IEL for purchased transportation services. In addition, Swift owed $140,000 for these purchased transportation services at December 31, 2006.
     Swift also provides drivers and trainees to IEL to operate IEL trucks on Swift loads. In 2006, Swift received $3.0 million from IEL for parts and wages and benefits of drivers and trainees provided to IEL for this purpose. At December 31, 2006, Swift was owed $108,000 for these services, all of which was subsequently paid. Swift paid IEL $36,000 during 2006 for various other services (including driver security deposits transferred from MS Carriers to IEL upon drivers obtaining new leases, insurance claims payments, and reimbursement to IEL for PrePass usage by their drivers on Swift loads). Swift purchased tractors from IEL totaling $28,650 in 2006.

     Swift provides transportation, repair, facilities leases and other services to several trucking companies affiliated with Jerry Moyes as follows:
•	Two privately held trucking companies affiliated with Jerry Moyes hire Swift for truckload hauls for their customers: Central Freight Lines, Inc. (Central Freight), a less-than truckload carrier and Central Refrigerated Service, Inc. (Central Refrigerated), a refrigerated truckload carrier. Jerry Moyes, certain of his family members and certain of their respective affiliates beneficially owned approximately 40% of Central Freight throughout 2005, and, in November 2006, Mr. Moyes and certain of his affiliates acquired the remaining outstanding stock of Central. Swift also provides repair, facilities leases and other truck stop services to Central Freight and Central Refrigerated. Swift recognized $5.4 million in operating revenue in 2006 for these services to Central Freight and Central Refrigerated. At December 31, 2006, $31,000 was owed to Swift for these services.

•	Swift provides freight services for two additional companies affiliated with Jerry Moyes – SME Industries and Aloe Splash/Aloe Splash DIP with total operating revenues of $27,000 recognized for year ended December 31, 2006. At December 31, 2006, no amounts were owed to Swift for these services.
     The rates that Swift charges each of these companies for transportation services, in the case of truckload hauls, are market rates comparable to what it charges its regular customers, thus providing Swift with an additional source of operating revenue at its normal freight rates. The rates charged for repair and other truck stop services are comparable to what Swift charges its owner-operators, which is at a mark up over Swift’s cost. In addition, Swift leases facilities from Central Freight and paid $258,000 to the carrier for facilities rented in 2006.
     The Company purchased $284,000 of refrigeration units and parts in 2006 from Thermo King West, a Thermo King dealership owned by William F. Riley III, an executive officer of Swift until July 2005, who is also the father of Jeffrey Riley, a current executive officer of Swift. Thermo King Corporation, a unit of Ingersoll-Rand Company Limited, requires that all purchases of refrigeration units be made through one of its dealers. Thermo King West is the exclusive dealer in the southwest. Pricing terms are negotiated directly with Thermo King Corporation, with additional discounts negotiated between Swift and Thermo King West once pricing terms are fixed with Thermo King Corporation. Thermo King Corporation is one of only two companies that supplies refrigeration units that are suitable for Swift’s needs. In addition to Thermo King West, William F. Riley III owns Trucks West which operates franchised service and parts facilities for Volvo tractors. Swift purchased $2.3 million in parts and services from Trucks West in 2006.
     In April, 2006, the Company sold land it owned in Kingman, AZ to TKW Properties, a company owned by William F. Riley III, for $595,000. No amounts were owed to Swift for this transaction at December 31, 2006.
     As disclosed in the Original Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Acquisition by Jerry Moyes”, we have entered into a definitive merger agreement with an entity formed by Jerry Moyes, our founder, a director and the former Chairman of the Board and CEO. Pursuant to this agreement, Mr. Moyes and his affiliates will acquire all of our outstanding shares for $31.55 per share. Further information about the terms of this pending transaction are included in footnote 28 to the consolidated financial statements included in the Original Filing.
Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
     Audit Fees. The aggregate fees billed to Swift by KPMG LLP for each of the last two fiscal years for professional services rendered for the audit of Swift’s annual financial statements for fiscal year 2006 and the reviews of the financial statements included in Swift’s Forms 10-Q were $1,350,000 and $1,100,425 for fiscal years 2006 and 2005, respectively.
     Audit-Related Fees. The aggregate fees billed to Swift by KPMG LLP in each of the last two fiscal years for assurance and related services that are reasonably related to the performance of the audit or review of financial statements and are not reported in the preceding paragraph were $86,493 and $52,000 for fiscal years 2006 and 2005, respectively.

     Tax Fees. The aggregate fees billed to Swift by KPMG LLP in each of the last two fiscal years for professional services rendered for tax compliance, tax advice, and tax planning were $0 and $151,901 or fiscal years 2006 and 2005, respectively.
     All Other Fees. The aggregate fees billed to Swift by KPMG LLP in each of the last two fiscal years for products and services provided, other than the services reported in the preceding three paragraphs, were $0 for fiscal years 2006 and 2005, respectively.
Pre-Approval Policy For Audit And Non Audit Fees
     Pursuant to the Audit Committee Charter, the Audit Committee adopted a pre-approval policy (the “Policy”) governing the approval of all audit and non audit services performed by the independent auditor in order to insure that the performance of such services do not impair the public accounting firm independence. According to the Policy, the Audit Committee annually reviews and pre-approves the services and fees that may be provided by the independent registered public accounting firm during the following year, including the services and fees related to the annual audit, the services that are audit related, preparation of tax returns and tax related compliance services and all other services that have the general pre-approval of the Audit Committee. The term of any general pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.
     Any service to be provided by the independent registered public accounting firm that has not received general pre-approval under the Policy is required to be submitted to the Audit Committee for approval prior to the commencement of a substantial portion of the engagement. Any proposed service exceeding pre-approved cost levels is also required to be submitted to the Audit Committee for specific approval.
     The Audit Committee will revise the list of general pre-approved services from time to time based on subsequent determinations. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.
     During fiscal 2006, the Audit Committee approved 100% of the audit-related fees, tax fees and all other fees described above under “Principal Accountant Fees And Services.” After consideration, the Audit Committee has concluded that the provision of non audit services by KPMG LLP to Swift is compatible with maintaining the independence of KPMG LLP.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (b) Exhibits
     The following documents are being filed as part of this report on Form 10-K/A:

Exhibit No.	Description of Document
31.1	Rule 13(a)-14(a) Certificate of Robert W. Cunningham, Chief Executive Officer and President

31.2	Rule 13(a)-14(a) Certificate of Glynis A. Bryan, Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of April, 2007.

SWIFT TRANSPORTATION CO., INC., a Nevada corporation
By	/s/ Robert W. Cunningham
Robert W. Cunningham
Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jock Patton Jock Patton	Chairman of the Board	April 30, 2007

/s/ Robert W. Cunningham Robert W. Cunningham	Chief Executive Officer, President and Director (Principal Executive Officer)	April 30, 2007

/s/ Glynis A. Bryan Glynis A. Bryan	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 30, 2007

/s/ Samuel C. Cowley Samuel C. Cowley	Executive Vice President, General Counsel, and Director	April 30, 2007

/s/ Bryan R. Schumaker Bryan R. Schumaker	Vice President, Corporate Controller (Principal Accounting Officer)	April 30, 2007

/s/ Karl Eller Karl Eller	Director	April 30, 2007

/s/ Alphonse E. Frei Alphonse E. Frei	Director	April 30, 2007

/s/ David Goldman David Goldman	Director	April 30, 2007

/s/ Paul M. Mecray III Paul M. Mecray III	Director	April 30, 2007

/s/ Karen E. Rasmussen Karen E. Rasmussen	Director	April 30, 2007