Form 10-Q
period 2007-03-31
SWIFT TRANSPORTATION CO INC
filed 2007-05-10
CIK 863557

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-18605

SWIFT TRANSPORTATION CO., INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0666860
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

2200 South 75th Avenue
Phoenix, AZ 85043
(602) 269-9700
(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive office)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 8, 2007) Common stock, $.001 par value: 75,256,854 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash	$71,846	$47,858
Accounts receivable, net	289,614	308,018
Equipment sales receivable	1,412	2,422
Inventories and supplies	11,126	11,621
Prepaid taxes, licenses and insurance	46,052	37,865
Assets held for sale	24,052	35,377
Deferred income taxes	40,344	43,695

Total current assets	484,446	486,856

Property and equipment, at cost:
Revenue and service equipment	1,861,064	1,846,618
Land	91,973	85,883
Facilities and improvements	304,662	303,282
Furniture and office equipment	86,427	85,544

Total property and equipment	2,344,126	2,321,327
Less accumulated depreciation and amortization	844,006	807,735

Net property and equipment	1,500,120	1,513,592

Notes receivable	2,771	2,752
Other assets	21,894	16,037
Customer relationship intangible, net	34,461	35,223
Goodwill	56,188	56,188

Total assets	$2,099,880	$2,110,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$83,058	$100,424
Accrued liabilities	75,040	63,360
Current portion of claims accruals	153,170	139,112
Fair value of guarantees	502	674
Securitization of accounts receivable	160,000	180,000

Total current liabilities	471,770	483,570

Senior notes	200,000	200,000
Claims accruals, less current portion	110,350	108,606
Deferred income taxes	291,048	303,464
Fair value of interest rate swaps	748	785

Total liabilities	1,073,916	1,096,425

Commitments and contingencies
Stockholders’ equity:
Preferred stock, par value $.001 per share; authorized 1,000,000 shares; none issued	—	—
Common stock, par value $.001 per share; authorized 200,000,000 shares; issued 101,077,067 and 100,864,952 shares issued at March 31, 2007 and December 31, 2006, respectively	102	101
Additional paid-in capital	487,447	482,050
Retained earnings	1,002,883	992,885
Treasury stock, at cost (25,905,685 and 25,776,359 shares at March 31, 2007 and December 31, 2006, respectively)	(463,938)	(460,271)
Accumulated other comprehensive income	(530)	(542)

Total stockholders’ equity	1,025,964	1,014,223

Total liabilities and stockholders’ equity	$2,099,880	$2,110,648

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Earnings

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	per share data)

Operating revenue	$727,150	$762,596

Operating expenses:
Salaries, wages and employee benefits	233,145	228,631
Operating supplies and expenses	65,381	61,604
Fuel	148,119	144,161
Purchased transportation	130,187	138,198
Rental expense	13,948	11,712
Insurance and claims	36,000	35,825
Depreciation, amortization and impairment	57,337	55,594
Gain on disposal of property and equipment	(210)	(1,294)
Communication and utilities	7,292	7,332
Operating taxes and licenses	15,850	13,679

Total operating expenses	707,049	695,442

Operating income	20,101	67,154

Other (income) expenses:
Interest expense	5,144	6,690
Interest income	(684)	(422)
Other	(615)	(239)

Other (income) expenses, net	3,845	6,029

Earnings before income taxes	16,256	61,125
Income taxes	6,258	23,271

Net earnings	$9,998	$37,854

Basic earnings per share	$.13	$.51

Diluted earnings per share	$.13	$.50

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Comprehensive Income

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Net earnings	$9,998	$37,854
Other comprehensive income:
Reclassification of derivative loss on cash flow hedge into net earnings, net of tax effect of $16 and $15, respectively	25	24
Foreign currency translation	(13)	(36)

Comprehensive income	$10,010	$37,842

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Common Stock		Additional			Other	Total
		Par	Paid-In	Retained	Treasury	Comprehensive	Stockholders’
	Shares	Value	Capital	Earnings	Stock	Income	Equity
	(Unaudited)
	(In thousands, except share data)

Balances, December 31, 2006	100,864,952	$101	$482,050	$992,885	$(460,271)	$(542)	$1,014,223
Issuance of common stock under stock option plans and employee stock purchase plan	212,115	1	3,754				3,755
Income tax benefit arising from the exercise of stock options			712				712
Amortization of deferred compensation			931				931
Purchase of 129,326 shares of treasury stock					(3,667)		(3,667)
Reclassification of cash flow hedge to interest expense						25	25
Foreign currency translation						(13)	(13)
Net earnings				9,998			9,998

Balances, March 31, 2007	101,077,067	$102	$487,447	$1,002,883	$(463,938)	$(530)	$1,025,964

See accompanying notes to consolidated financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

Cash flows from operating activities:
Net earnings	$9,998	$37,854
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, amortization and impairments	57,865	56,162
Deferred income taxes	(9,065)	(1,699)
Provision for losses on accounts receivable	(908)	3,635
Cumulative effect of adjustment from the adoption of SAB No. 108, net of taxes	—	(15,630)
Equity (income) losses of Transplace	(19)	637
Amortization of deferred compensation	931	224
Change in fair market value of interest rate swaps	(37)	(811)
Gain on sale of non-revenue equipment	(89)	—
Gain on sale of revenue equipment	(210)	(1,294)
Increase (decrease) in cash resulting from changes in:
Accounts receivable	19,046	33,912
Inventories and supplies	496	902
Prepaid expenses	(8,187)	2,149
Other assets	(6,092)	(254)
Accounts payable, accrued and other liabilities	18,448	3,444

Net cash provided by operating activities	82,177	119,231

Cash flows from investing activities:
Proceeds from sale of property and equipment	24,324	21,521
Capital expenditures	(71,166)	(26,737)
Payments received on assets held for sale	5,151	3,306
Payments received on equipment sale receivables	2,422	6,127

Net cash (used in) provided by investing activities	(39,269)	4,217

Cash flows from financing activities:
Repayments of long-term debt and capital leases	—	(1,196)
Payment of deferred loan costs	—	(230)
Repayments of borrowings under line of credit	—	(54,000)
Change in borrowings under accounts receivable securitization	(20,000)	(30,000)
Income tax benefit from exercise of stock options	712	2,949
Proceeds from issuance of common stock under stock option plans	4,023	27,351
Accumulated other comprehensive loss	25	24
Purchase of treasury stock	(3,667)	(27,569)

Net cash used in financing activities	(18,907)	(82,671)

Effect of exchange rate changes on cash	(13)	(37)

Net increase in cash	23,988	40,740
Cash at beginning of period	47,858	13,098

Cash at end of period	$71,846	$53,838

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,287	$4,125

Income taxes	$197	$11,843

Supplemental schedule of noncash investing and financing activities:
Equipment sales receivables	$1,412	$3,750

Equipment purchase accrual	$8,504	$310

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

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles, pursuant to rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying financial statements include all adjustments, which are necessary for a fair presentation of the results for the interim periods presented. Certain information and footnote disclosures have been condensed or omitted pursuant to such rules and regulations. These condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Results of operations in interim periods are not necessarily indicative of results to be expected for a full year.

Note 2.	New Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, however, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of SFAS 157 on its consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a company’s tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company adopted the provisions of FIN 48 as of January 1, 2007 with no cumulative effect adjustment recorded at adoption. As of the date of adoption, the Company’s unrecognized tax benefits totaled approximately $8.3 million, $2.1 million of which would favorably impact our effective tax rate if subsequently recognized. As of March 31, 2007, we had unrecognized tax benefits totaling approximately $7.6 million, $1.7 million of which would favorably impact our effective tax rate if subsequently recognized.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Accrued interest and penalties as of January 1, 2007 and March 31, 2007 were approximately $0.8 million and $1.9 million, respectively. Approximately $0.8 million of interest and penalties recorded for the three months ended March 31, 2007 relate to prior periods. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Company and its subsidiaries are currently under examination by federal taxing authorities for years 2003 through 2005 and various state jurisdictions for years ranging from 1997 to 2005. At the completion of these examinations, management does not expect any adjustments that would have a material impact on the Company’s effective tax rate. Years subsequent to 2005 remain subject to examination.

The Company anticipates that the total amount of unrecognized tax benefits may decrease by approximately $5.9 million during the next twelve months, which will not have a material impact on the financial statements.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Cumulative Effect Adjustments

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each on a company’s balance sheet, statement of earnings, and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first fiscal year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings in the year of adoption. The Company was required to adopt SAB 108 in the fiscal year 2006.

The Company previously recognized operating revenues and related direct costs as of the date freight is picked up for shipment. This revenue recognition policy was consistent with method two under Emerging Issues Task Force (EITF) 91-9, Revenue and Expense Recognition for Freight Services in Process. Historically, the Company evaluated the materiality of revenue recognition in accordance with method two of EITF 91-9 as compared to a more preferable method (i.e., method three or five) on both a quarterly and annual basis utilizing the rollover method. The Company believes the prior years quarterly and annual consolidated financial statements derived from the application of method two do not differ materially from the results that would have been derived under method three discussed within EITF 91-9 due to the Company’s relatively short length of haul, under the rollover method. Pursuant to SAB 108, the Company assessed the materiality using both the rollover and iron-curtain methods. Under the iron-curtain method, the difference between method two under EITF 91-9 and the more preferable method three under EITF 91-9 was considered material to our consolidated financial statements as of and for the year ended December 31, 2006. Accordingly, the Company recorded an adjustment to reduce the opening 2006 retained earnings by $10.2 million to reflect the implementation of SAB 108.

The Company historically recorded driver and non-driver accrued vacation only for locations in states which require pay-off of earned vacation hours upon termination. The Company previously evaluated its uncorrected difference associated with driver and non-driver accrued vacation utilizing the rollover method. Due to the insignificant fluctuation in total employee count and years of service on a period over period basis, the Company believes the impact of the differences within accrued vacation were immaterial to prior year consolidated financial statements under the rollover method. However, under SAB 108, the Company assessed the materiality of the uncorrected accrued vacation difference using both the rollover and the iron-curtain methods. The Company determined the cumulative accrued vacation difference was material to the consolidated financial statements as of and for the year ended December 31, 2006. Therefore, in accordance with SAB 108, the Company recorded a $5.4 million cumulative effect adjustment to reduce opening 2006 retained earnings.

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Results for the three months ended March 31, 2006 reported herein include adjustments from the results previously reported for the three months ended March 31, 2006 for the impact associated with the revenue recognition and accrued vacation adjustments related to the adoption of SAB 108 as follows:

	For the
	Three Months Ended
	March 31, 2006
		As Previously
	As Adjusted	Reported
	(In thousands, except
	per share data)

Operating revenue	$762,596	$763,012
Salaries, wages and employee benefits	$228,631	$229,147
Total operating expenses	$695,442	$696,347
Operating income	$67,154	$66,665
Earnings before income taxes	$61,125	$60,635
Income taxes	$23,271	$23,088
Net earnings	$37,854	$37,547
Basic earnings per share	$.51	$.51
Diluted earnings per share	$.50	$.50

Note 3.	Stockholders’ Equity

Treasury Stock

The Company purchased 129,326 and 1,157,214 shares of its common stock for a total cost of $3.7 million and $27.6 million, during the three months ended March 31, 2007 and 2006, respectively. All of the shares purchased are being held as treasury stock and may be used for issuances under the Company’s employee stock option and purchase plans or for other general corporate purposes.

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

Stock Compensation Plans

On January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment (SFAS 123(R)), using the modified prospective method. This Statement requires that all share-based payments to employees be recognized in the financial statements upon a grant-date fair value of an award. The Company’s net income for the three months ended March 31, 2007 and 2006 includes $931,000 and $224,000 of compensation costs, respectively, related to the Company’s share-based compensation arrangements.

Stock Option Plans

The Company has granted a number of stock options under various plans. Beginning in April 2006, the Company granted options to employees, which vest pro-rata over a five year period and have exercise prices equal to 100 percent of the market price on the date of grant. The options expire seven years following the grant date. Prior to April 2006, options granted by the Company to employees generally vested 20 percent per year beginning on the fifth anniversary of the grant date or pro-rata over a nine year period. These options awards expire ten years following the date of grant. The exercise prices of the options with nine year vesting periods were generally granted equal to 85 to 100 percent of the market price on the grant date. Options granted to Swift non-employee directors

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

have been granted with an exercise price equal to 85 percent or 100 percent of the market price on the grant date, vest over four years and expire on the sixth anniversary of the grant date. As of March 31, 2007, the Company is authorized to grant options exercisable to acquire an additional 4.3 million shares.

A summary of the activity of the Company’s fixed stock option plans as of March 31, 2007 and changes during the period then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value

Outstanding at January 1, 2007	3,422,386	$19.78
Granted	374,250	$30.52
Exercised	(213,115)	$17.71
Forfeited or expired	(28,350)	$17.67

Outstanding at March 31, 2007	3,555,171	$21.05	5.66	$35,950,739

Exercisable at March 31, 2007	2,530,521	$19.04	5.45	$30,633,668

The weighted-average grant date fair value of options granted during the three months ended March 31, 2007 was $13.26. The Company granted no stock options during the first quarter of 2006. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $2.3 million and $10.6 million, respectively.

As of March 31, 2007, there was $10.6 million of total unrecognized compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 4.2 years.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model, which uses a number of assumptions to determine the fair value of the options on the date of grant. The following weighted-average assumptions were used to determine the fair value of the stock options granted during the three months ended March 31, 2007:

2007

Dividend yield	0%
Expected volatility	42%
Risk free interest rate	4.86%
Expected lives (in years)	5.0

The expected lives of the options are based on the historical and expected future employee exercise behavior. Expected volatility is based upon the historical volatility of the Company’s common stock. The risk-free interest rate is based upon the U.S. Treasury yield curve at the date of grant with maturity dates approximately equal to the expected life at the grant date.

The vesting period for the Company’s outstanding stock options will be accelerated as of the closing of the merger agreement described in Note 8.

Employee Stock Purchase Plan

Under the Employee Stock Purchase Plan (the “Plan”), the Company is authorized to issue up to 6.5 million shares of common stock to full-time employees, nearly all of whom are eligible to participate. Under the terms of the Plan, employees can choose each year to have up to 15 percent of their annual base earnings withheld to purchase the Company’s common stock. The purchase price of the stock is 85 percent of the lower of the beginning-of-period or end-of-period (each period being the first and second six calendar months) market price. Each employee is restricted to purchasing during each period a maximum of $12,500 of stock determined by using

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

the beginning-of-period price. During the three months ended March 31, 2007 and 2006, no shares were issued under the employee stock purchase plan.

On March 22, 2007, the Compensation Committee of the Board of Directors of the Company approved and adopted an amendment to the Plan. The Plan was amended to reflect the provisions contained in that certain Agreement and Plan of Merger, dated as of January 19, 2007, by and among Saint Corporation, Saint Acquisition Corporation and the Company. The amendment provides that the current offering period under the Plan will end the last trading date prior to the effective time of the merger and that no additional offering periods will occur thereafter. As of March 31, 2007, the Company is authorized to issue an additional 3.2 million shares pursuant to the Plan.

Performance Share Awards

In 2006, the Company communicated to employees a plan that would include the award of performance shares to eligible employees to be issued in 2007 pursuant to the 2006 Long-Term Incentive Compensation Plan. The actual number of awards was based on the Company meeting or achieving certain performance targets in 2006. In January 2007, approximately 84,000 performance share awards were issued under the Company’s 2003 Stock Incentive Plan. The performance share awards vest over two years at a rate of 50% per year beginning on the first anniversary following the date the awards are issued. The weighted-average fair value of these performance shares in 2006 was $22.65.

The vesting period for the Company’s outstanding performance share awards will be accelerated as of the closing of the merger agreement described in Note 8.

Note 4.	Notes Receivable

In January 2005, the Company loaned $6.3 million to Transplace Texas, LP, a subsidiary of Transplace, Inc. in which the Company owns an equity interest of approximately 29%. This note receivable is being reduced as the Company records its portion of the losses incurred by Transplace. As of March 31, 2007, this note has been reduced by approximately $5.6 million in accumulated losses and a principal payment of approximately $340,000. At such time as the note is repaid in full, the amount of losses previously recorded as a reduction of the note receivable will be recognized as a gain.

Notes receivable consist of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

Note receivable of $6,331 from Transplace, net of equity losses, bearing interest of 6% per annum and principal due and payable on January 7, 2009	$353	$334
Note receivable from Transportes EASO, payable on demand	2,418	2,418

Notes receivable	$2,771	$2,752

Note 5.	Assets Held for Sale

Assets held for sale consist of:

	March 31,	December 31,
	2007	2006
	(In thousands)

Land and facilities	$800	$7,511
Revenue equipment	23,252	27,866

Assets held for sale	$24,052	$35,377

SWIFT TRANSPORTATION CO., INC. & SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of March 31, 2007, assets held for sale, which are stated at the lower of depreciated cost or fair value less costs to sell, included one property and certain trailers. In March 2006, the Company determined its fleet of translucent trailers would not be utilized in ongoing operations. The Company reclassified these trailers to assets held for sale. In September 2006, the Company identified and recorded an impairment charge of $7.8 million associated with these translucent trailers. This charge was included in depreciation, amortization and impairment expense for the year ended December 31, 2006. The impairment was the result of the deterioration in their market values. The Company expects to sell these trailers over the next twelve months.

Note 6.	Earnings Per Share

The computation of basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands, except per share amounts)

Net earnings	$9,998	$37,854

Weighted average shares:
Common shares outstanding for basic earnings per share	75,145	73,954
Equivalent shares issuable upon exercise of stock options	979	1,610

Diluted shares	76,124	75,564

Basic earnings per share	$.13	$.51

Diluted earnings per share	$.13	$.50

For the three months ended March 31, 2007 and 2006, options to purchase 339,000 and 315,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share as a result of the option purchase price exceeding the average market price of the common shares.

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

On April 27, 2007, at a special meeting held in Phoenix, Arizona, the stockholders of Swift Transportation Co., Inc. (the “Company”) approved the merger agreement providing for the merger of the Company with Saint Acquisition Corporation, a Nevada corporation formed by Jerry Moyes in connection with the proposed merger and owned indirectly by Mr. Moyes. The Company anticipates the merger transaction will close by May 11, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition by Jerry Moyes

On January 19, 2007, we entered into a definitive merger agreement with Saint Acquisition Corporation, an entity formed by Jerry Moyes, our founder, a director and former Chairman of the Board and CEO. Pursuant to the agreement, Mr. Moyes and certain of his affiliates will acquire all our outstanding shares for $31.55 per share (the “Merger”). On April 27, 2007, at a special meeting of stockholders held in Phoenix, Arizona, the Company’s stockholders approved the Merger Agreement. The Company anticipates the Merger will close by May 11, 2007. Following the Merger, our shares will cease to be quoted on NASDAQ, we will cease to file reports with the Securities and Exchange Commission (the “SEC”) and we will be owned by Mr. Moyes and certain of his affiliates.

The following discussion and analysis of our results of operations and financial condition cover periods prior to the consummation of the Merger. Accordingly, the following discussion and analysis of historical periods does not reflect the significant impact that the Merger will have on us, including significantly increased leverage. In addition, upon consummation of the Merger, we anticipate that key members of our senior executive management team, including the President and Chief Executive Officer, Chief Financial Officer and General Counsel will be replaced by Jerry Moyes and others. The following discussion and analysis of historical periods and future trends and expectations, including our strategies, capital resources and anticipated capital commitments and expenditures, does not reflect the significant changes that the Merger will have on our future operations and financial resources and limitations.

Overview

We are the largest publicly traded truckload carrier in the United States operating a fleet of approximately 18,000 tractors, 49,000 trailers and 5,000 intermodal containers. We operate predominantly in one industry, road transportation, as a truckload motor carrier and thus have only one reportable segment. We earn revenue by hauling freight for retailers, manufacturers and other companies. We manage our business through a network of 31 major terminals located strategically across the United States and Mexico. We believe our terminal network provides us with efficiencies such as enabling in-house maintenance and utilizing company purchased fuel, as well as providing superior customer service by being located closer to our customers and our drivers. Our services include linehaul and dedicated transportation solutions utilizing dry van, refrigerated van, flat-bed and heavy-haul equipment. We also provide intermodal, brokerage and other transportation services. The principal types of freight we transport include retail and discount department store merchandise, manufactured goods, paper products, non-perishable and perishable food, beverages and beverage containers and building materials. Principally, we operate within short-to-medium-haul traffic lanes with an average length of haul of less than 550 miles.

In the past few years, the truckload industry has generally experienced increases in driver wages due to competition among carriers for qualified drivers, increases in fuel costs due to less efficient EPA approved engines in the tractors and higher crude oil prices, and increases in insurance costs. The limited availability of drivers and cost increases had tightened capacity growth in the industry while demand from shippers had increased. These market conditions enabled us and other carriers to pass through many of our cost increases to the customers through higher rates. In the second half of 2006 and continuing through the first quarter of 2007, market conditions changed. We believe that capacity in the truckload market increased and demand from shippers decreased as a result of several factors including:

•	A decline in the housing and automotive markets;

•	An increase in the number of Class VIII tractor units available as many competitors increased purchases of replacement units in 2006 prior to the more rigorous EPA requirements that became effective beginning with 2007 vehicles;

•	Better management of inventories by shippers; and

•	Increased use of intermodal services.

As a result of these factors, the productivity of our tractors as measured by loaded miles per tractor per week and deadhead (miles driven when not transporting goods for a customer) deteriorated in the second half of 2006 and has continued to deteriorate through the first quarter of 2007. If these market conditions remain for an extended period of time, our ability to continue to pass on cost increases to our customers may be limited and could have a major impact on the results of our operations and financial condition in the future. Given the current market environment, we will continue to focus on driver retention, safety, customer relationships, freight selection and other activities to help us to grow profitably.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
MARCH 31, 2007 AND 2006

The following table sets forth for the periods indicated certain statement of earnings data as a percentage of operating revenue for the three months ended:

	Three Months Ended
	March 31,
	2007	2006

Operating revenue	100.0%	100.0%
Operating expenses:
Salaries, wages and employee benefits	32.1	30.0
Operating supplies and expenses	9.0	8.1
Fuel	20.4	18.9
Purchased transportation	17.9	18.1
Rental expense	1.9	1.5
Insurance and claims	5.0	4.7
Depreciation, amortization and impairment	7.9	7.3
(Gain) loss on equipment disposal	—	(.2)
Communications and utilities	1.0	1.0
Operating taxes and licenses	2.2	1.8

Total operating expenses	97.4	91.2

Operating income	2.6	8.8
Net interest expense	.6	.9
Other (income) expense, net	(.1)	(.1)

Earnings before income taxes	2.1	8.0
Income taxes	.9	3.1

Net earnings	1.2%	4.9%

Net earnings were $10.0 million or $0.13 per diluted share compared to $37.9 million or $0.50 per diluted share for the three months ended March 31, 2007 and 2006, respectively. First quarter results in 2007 and 2006 include $36,000 and $811,000, respectively, in pre-tax benefit for the reduction in market value of the interest rate derivative agreements. In addition, first quarter 2006 results include a $5.15 million gain from the settlement of litigation. First quarter 2007 results were impacted by our pending merger with Saint Acquisition Corporation, severe weather conditions, higher fuel costs and softer freight demand industry-wide during the quarter.

REVENUE

We segregate our revenue into three types: trucking revenue, fuel surcharge revenue and other revenue. A summary of revenue generated by type for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006
	($ thousands)

Trucking revenue	$597,766	$641,819
Fuel surcharge revenue	95,810	99,181
Other revenue	33,574	21,596

Operating revenue	$727,150	$762,596

Trucking Revenue

Trucking revenue is generated by hauling freight for our customers using our trucks or our owner-operators’ equipment. Generally, our customers pay for our services based on the number of miles on the most direct route between pick-up and delivery and other ancillary services we provide. Trucking revenue is the product of the number of revenue generating miles we drive and the rate per mile we receive from customers plus accessorial charges, such as detention and loading and unloading freight for our customers. We use three primary indicators to monitor our performance and efficiency. First, we monitor utilization of our tractors based on loaded miles per tractor per week. Loaded miles include only the miles driven when hauling freight. Our goal is to maximize the number of revenue miles per tractor by planning consecutive deliveries with minimal distance between the drop-off and pick-up locations of different loads. Second, we measure the number of miles our tractors travel that do not generate revenue, known as deadhead. Our deadhead percentage is calculated by dividing the number of empty miles by the number of total miles driven by a tractor. Our goal is to minimize the amount of deadhead miles driven to allow for more revenue generating miles and to reduce the costs associated with deadhead miles, such as wages and fuel. Finally, to analyze the rates our customers pay, we measure trucking revenue per loaded mile on a lane by lane and summary basis. We evaluate our trucking revenue per loaded mile for each customer and for each traffic lane to ensure we are adequately compensated. We monitor each of these indicators on a daily basis. For the three months ended March 31, 2007 and 2006 our performance was as follows:

	Three Months Ended
	March 31,
	2007	2006

Loaded miles per tractor per week	1,679	1,853
Trucking revenue per loaded mile	$1.6328	$1.6119
Deadhead percentage	13.33%	12.35%
Average tractors available for dispatch	16,771	16,526

Our trucking revenue declined by $44.1 million or 6.9% in the first quarter of 2007 compared to the first quarter of 2006. This decrease was primarily due to our pending merger with Saint Acquisition Corporation, softness in freight demand industry wide and severe weather, which led to a decline in the utilization of our tractors as measured by loaded miles per tractor per week. This reduction in utilization was partially offset by a 1.3% increase in revenue per loaded mile.

Fuel Surcharge Revenue

Fuel surcharge revenue is generated based on changes in fuel costs billed to our customers based on weekly changes in the Department of Energy’s average diesel fuel index (“D.O.E. Index”). Although our surcharge programs vary by customer, we try to negotiate to receive an additional penny per mile for every five cent increase in the D.O.E. Index. In some instances, customers chose to incorporate the change by splitting the impact between the basic rate per mile and the surcharge fee. In addition, we moved many of our west coast based customers to a more robust surcharge program as diesel fuel prices in the Western U.S. are generally higher than the D.O.E. Index. Although we believe we have limited exposure to increasing fuel costs on our empty miles, out-of-route miles and engine idle time, we have reduced our exposure on loaded miles. However, there can be no assurance that such fuel surcharges can be maintained indefinitely.

Fuel surcharge revenue decreased 3.4% in the first three months of 2007 compared to the same period in 2006. The D.O.E. diesel fuel index increased to an average of $2.56 in the first quarter of 2007 from $2.50 in the first quarter of 2006. The increase in the average cost of fuel and related fuel surcharge recovery was offset by a reduction in the number of loaded miles driven in the quarter compared to a year ago.

Other Revenue

Other revenue is generated primarily by freight moved for our customers on rail or other purchased transportation. Other revenue increased in the first quarter of 2007 by $12.0 million or 55.5% compared to the same quarter of 2006 due primarily to our expansion in the intermodal business. Additionally, in June 2006, we began insuring risks through our wholly owned captive insurance company, Mohave Transportation Insurance Company. This subsidiary allows the Company to provide insurance policies to our owner-operators, as well as insuring our own risks. The premiums associated with our owner-operator insurance policies are included in other revenue and the corresponding expense is included in insurance and claims expense.

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

	Three Months Ended
	March 31,
	2007	2006
	($ thousands)

Total revenue	$727,150	$762,596
Less: Fuel surcharge revenue	(95,810)	(99,181)

Revenue excluding fuel surcharge revenue	$631,340	$663,415

OPERATING EXPENSES

Salaries, Wages and Employee Benefits

	Three Months Ended
	March 31,
	2007	2006
	($ thousands)

Salaries, wages and employee benefits	$233,145	$228,631
% of revenue excluding fuel surcharge revenue	36.9%	34.5%

Salaries, wages and employee benefits increased by $4.5 million in the first quarter of 2007 compared to the first quarter of 2006. The change is primarily due to a 9.3% increase in the drivers’ wages and benefits on a per mile basis. This increase in pay per mile offset the impact of the reduction in miles driven in the first quarter and the 8.7% reduction in non-driver salaries wages and benefits year over year. Additionally, in the first quarter of 2006, the Company experienced a reduction in expenses of approximately $7.4 million related to workers compensation expense as a result of improved workers compensation claims handling management. The improvement in the first quarter of 2006 was greater than normal.

From time to time the industry has experienced shortages of qualified drivers. If a more significant shortage were to occur over a prolonged period and increases in driver pay rates resulted in order to attract and retain drivers, our results of operations would be negatively impacted to the extent we did not obtain corresponding rate increases for our customers.

Operating Supplies and Expenses

	Three Months Ended
	March 31,
	2007	2006
	($ thousands)

Operating supplies and expenses	$65,381	$61,604
% of revenue excluding fuel surcharge revenue	10.4%	9.3%

Operating supplies and expenses increased $3.8 million year over year in the first quarter or from 9.3% of revenue excluding fuel surcharge revenue to 10.4%. This increase was primarily due to an increase in hiring costs in the quarter associated with our initiative to attract and train new drivers as well as an increase in costs associated with our growing intermodal business.

Fuel Expense

	Three Months Ended
	March 31,
	2007	2006

Fuel expense ($ thousands)	$148,119	$144,161
% of total revenue	20.4%	18.9%
Company fuel cost per gallon	$2.37	$2.36

Fuel expense increased $4.0 million in the first three months of 2007 compared to the same period in 2006. Although fuel cost per gallon was relatively flat in the comparable periods and the number of miles driven actually declined in the first quarter of 2007 compared to the first quarter of 2006, the number of gallons purchased in the first quarter of 2007 increased compared to the first quarter of 2006. This increase was caused by an increase in the fuel consumed by the fleet as a result of the severe weather across the nation in February and March, which caused our tractors to idle for extended time periods, consuming more fuel than normal.

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

To measure the effectiveness of our fuel surcharge program, we subtract fuel surcharge revenue received for company miles driven (as opposed to miles driven by our owner-operators or other third parties who pay for their own fuel) from our fuel expense. The result, referred to as net fuel expense, is evaluated as a percent of revenue less fuel surcharge revenue. These measures are shown below:

	Three Months Ended
	March 31,
	2007	2006
	($ thousands)

Total fuel surcharge revenue	$95,810	$99,181
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	21,394	22,198

Company fuel surcharge revenue	$74,416	$76,983

Total fuel expense	$148,119	$144,161
Less: Company fuel surcharge revenue	74,416	76,983

Net fuel expense	$73,703	$67,178

% of revenue excluding fuel surcharge revenue	11.7%	10.1%

Our net fuel expense as a percent of revenue excluding fuel surcharge revenue has increased from 10.1% in the first quarter of 2006 to 11.7% in the first quarter of 2007. This increase was primarily due to the decrease in miles per gallon explained above as well as a temporary reduction in the effectiveness of the fuel surcharge program associated with the lag in recovery of the program. Our customers pay fuel surcharge based on the D.O.E. Index of the prior week or in some instances, the prior month or quarter. When fuel prices rise rapidly, we pay for fuel on the current rising price, but recover based on a prior lower cost. This causes our net fuel expense to increase in a period of rapidly rising costs but will have the opposite effect as the prices are declining. Although the D.O.E. Index and our average cost of fuel were relatively flat on average between the first quarters of 2007 and 2006, fuel prices started to increase in the last few weeks of the quarter. In the last week of March 2007, the D.O.E. Index increased $0.11 per gallon whereas the last week of March 2006 was relatively stable.

Purchased Transportation

	Three Months Ended
	March 31,
	2007	2006
	($ thousands)

Purchased transportation	$130,187	$138,198
Less: Fuel surcharge revenue reimbursed to owner-operators and other third parties	21,394	22,198

Purchased transportation excluding fuel surcharge reimbursement	$108,793	$116,000

% of revenue excluding fuel surcharge revenue	17.2%	17.5%

Purchased transportation decreased $8.0 million in the first quarter of 2007 compared to the first quarter of 2006. Excluding fuel surcharge reimbursements made to owner-operators and other third parties, purchased transportation decreased from 17.5% of revenue excluding fuel surcharge revenue in the first quarter of 2006 to 17.2% this year. The decline in purchased transportation was the result of the 12.7% decline in the number of owner-operators driving for the company and the related reduction in miles driven by owner-operators from the first quarter of 2006 to the first quarter of 2007. This decline was partially offset by an increase in the average pay per mile for owner-operators and the increase in payments made to rail companies resulting from our growth in the intermodal business over the corresponding period.

Insurance and Claims

	Three Months Ended
	March 31,
	2007	2006
	($ thousands)

Insurance and claims	$36,000	$35,825
% of revenue excluding fuel surcharge revenue	5.7%	5.4%

Insurance and claims expense in the first quarter of 2006 includes a $5.15 million favorable legal settlement. Excluding this benefit, our insurance and claims expense declined $5.0 million in the first quarter of 2007 compared to the first quarter of 2006. As discussed in the Other Revenue section above, in June 2006 we established a wholly owned captive insurance company to insure our own risks as well as provide insurance policies to our owner-operators. This has resulted in an increase in insurance and claims expense which is offset by premium revenue. This increase was more than offset by the decline in miles driven and severity of accidents.

Rental Expense, Depreciation, Amortization and Impairments

	Three Months Ended
	March 31,
	2007	2006
	($ thousands)

Rental expense	$13,948	$11,712
% of revenue excluding fuel surcharge revenue	2.2%	1.7%
Depreciation, amortization and impairment expense	57,337	55,594
% of revenue excluding fuel surcharge revenue	9.1%	8.4%
Total rental expense, depreciation, amortization and impairments	$71,285	$67,306

% of revenue excluding fuel surcharge revenue	11.3%	10.1%

Rental expense and depreciation expense are primarily driven by our fleet of tractors and trailers shown below:

	March 31,	December 31,	March 31,
	2007	2006	2006

Tractors:
Company
Owned	11,793	11,674	11,579
Leased	3,186	3,303	2,583

Total company	14,979	14,977	14,162
Owner-operator	2,955	2,950	3,315

Total tractors	17,934	17,927	17,477

Trailers	49,071	50,013	51,030

Containers	5,047	5,047	2,941

Since the mix of our leased versus owned tractors varies, we believe it is best to combine our rental expense with our depreciation, amortization and impairment expense when comparing year over year results for analysis purposes. Our rental, depreciation, amortization and impairment expense increased $4.0 million for the three months ended March 31, 2007 compared to the same period in 2006. In addition to the increases in rental expense and depreciation for the new intermodal equipment and the trailer tracking technology, in the third quarter of 2006, we successfully renegotiated higher residual values for tractor units that will be returned to the manufacturer at 38 and 48 months. This change resulted in higher depreciation expense in the second half of 2006 and on an ongoing basis, as we adjusted our depreciable life on some older units down from five years to a combination of three to four years. We believe this change increases our ability to manage units over their life cycle, provides improved asset management flexibility and will result in a younger fleet over time. In addition, as previously disclosed, beginning in January 2006, all new tractors were placed on a three to four year replacement cycle which also contributed to increased depreciation expense year over year.

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

	Three Months Ended
	March 31,
	2007	2006
	($ thousands)

Earnings before income taxes	$(3,510)	$(901)
Net earnings	$(2,159)	$(562)
Diluted earnings per share	$(.03)	$(.01)

OTHER INCOME AND EXPENSES

Our largest pre-tax non-operating expense is interest. Included in interest expense is the gain or loss calculated by recording our interest rate derivative agreements to market rates at the end of the period. The impact of the changes in the derivative agreements is shown in the table below.

	Three Months Ended
	March 31,
	2007	2006

Interest expense	$5,144	$6,690
Derivative agreements impact	36	811

Interest expense, net of derivative agreements	$5,180	$7,501

Our interest expense, net of the impact of the derivative agreements, decreased $2.3 million in the first quarter of 2007 compared to the first quarter of 2006. The decrease was primarily caused by a reduction in our debt balance, which consists of the revolving line of credit, accounts receivable securitization, capital leases, senior notes and other debt. Our debt balance was $360 million at March 31, 2007, $380 million at December 31, 2006 and $526 million at March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our cash flow sources and uses by operating, investing and financing activities are shown below:

	Three Months Ended March 31,
	2007	2006
	($ thousands)

Net cash provided by operating activities	$82,177	$119,231
Net cash (used in) provided by investing activities	$(39,269)	$4,217
Net cash used in financing activities	$(18,907)	$(82,671)

Our net cash provided by operating activities was $82.2 million and $119.2 million for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2007, our net earnings adjusted for non-cash items, such as depreciation, amortization and impairment charges provided approximately $64.4 million in cash from operation as compared to $79.1 million in the first quarter of 2006. In the first quarter 2007 and 2006, the timing difference associated with accounts receivable added approximately $19.0 million and $33.9 million, respectively to net cash provided by operating activities. Additionally, for the three months ended March 31, 2007, our source of cash increased as a result of changes in accounts payables and accrued liabilities.

Net cash used in investing activities was $39.3 million in the first quarter of 2007. In the first quarter of 2006, we generated $4.2 million in cash from investing activities. Our cash used in investing activities is mainly driven by our capital expenditures, net of sales proceeds. The main difference between the first quarter 2007 and 2006 was our capital expenditures, net of cash sales proceeds. Our capital expenditures, net of cash sales proceeds, were $46.8 million and $5.2 million for the three months ended March 31, 2007 and 2006, respectively. A summary of our capital expenditures by category is shown below.

	Three Months Ended
	2007	2006
	($ thousands)

Revenue equipment:
Tractors	$69,008	$13,782
Trailers	—	9,530
Facilities	2,149	3,350
Other	9	75

Total Capital Expenditures	$71,166	$26,737
Less: Proceeds from Sales of Equipment	(24,324)	(21,521)

Net Capital Expenditures	$46,842	$5,216

In addition, we received payments for assets held for sale and equipment sales receivable of $7.6 million and $9.4 million for the three months ended March 31, 2007 and 2006, respectively.

Regarding our financing activities, in the first quarter of 2007, we repaid $20 million on our accounts receivable securitization compared to repayments of $85.2 million of borrowings on our line of credit, long-term debt and accounts receivable securitization for the first quarter of 2006. In addition, we received $4.0 million in the first quarter of 2007 and $27.4 million in the first quarter of 2006 in proceeds from the sale of common stock associated with our employee stock purchase and stock option plans. In first quarter of 2007, we paid $3.7 million to repurchase 129,326 shares and in the first quarter of 2006, we paid $27.6 million to repurchase 1,157,214 shares.

Working Capital

As of March 31, 2007 and December 31, 2006, we had a working capital of $12.7 million and $3.3 million, respectively. The accounts receivable securitization is reflected as a current liability because the committed term, subject to annual renewals, is 364 days. The funds received under the accounts receivable securitization are generally used for capital expenditures. Therefore, our working capital will be reduced by the amount of the proceeds received under the accounts receivable securitization, but the increase in fixed assets or treasury stock is not included in working capital.

Credit Facilities

In December 2005, we amended our $550 million revolving credit agreement (the “Credit Agreement”) with our group of lenders. This amendment included a reduction of the borrowing rate associated with LIBOR borrowings. Interest on outstanding borrowings is based upon one of two options, which we select at the time of borrowing: the bank’s prime rate or the London Interbank Offered Rate (LIBOR) plus applicable margins ranging from 40 to 100 basis points, as defined in the Credit Agreement (currently 50 basis points). The unused portion of the line of credit is subject to a commitment fee ranging from 8 to 17.5 basis points (currently 10 basis points). The Credit Agreement requires us to meet certain covenants with respect to leverage and fixed charge coverage ratios and tangible net worth. As of March 31, 2007, we are in compliance with these debt covenants. We have no borrowings and $187.2 million of letters of credit outstanding on our line of credit leaving $362.8 million available as of March 31, 2007.

In December of 2006, we extended our accounts receivable securitization that allows us to receive up to $300 million of proceeds, subject to eligible trade accounts receivable. Under the amended agreement, the committed term was extended to December 2007. As of March 31, 2007, we had received sales proceeds of $160.0 million.

Capital Commitments and Expenditures

As of March 31, 2007, we had $157.6 million of purchase commitments outstanding to acquire replacement and additional revenue equipment through the remainder of 2007. We have the option to cancel tractor purchase orders with 90 days notice. We anticipate acquiring tractors worth approximately $310 million in 2007 and $464 million in 2008. In addition, we anticipate spending approximately $99 million and $150 million on trailers and containers in 2007 and 2008, respectively. We believe we will be able to support these purchases with cash flows from operating activities, lease financings and debt.

As of March 31, 2007, we had approximately $1.5 million of non-revenue equipment purchase commitments. These commitments are primarily for facilities and equipment. Factors such as costs and opportunities for future terminal expansions may change the amount of such expenditures.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Additional written or oral forward-looking statements may be made by the Company from time to time in filings with the Securities and Exchange Commission or otherwise. The words “believe,” “expect,” “anticipate,” “estimates,” “project,” and similar expressions identify forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, our belief regarding opportunities to expand and for profitable growth; our anticipation of continuing challenges related to our fleet management process and driver availability and our expectations of improvements; expectations of increases in the cost of new engines and fuel related to stricter EPA regulations; our ability to effectively protect against fuel cost increases (including fuel reimbursements to owner-operators) by maintaining a fuel efficient fleet and implementing fuel surcharges; our expectations regarding the sale of assets held for sale; our belief regarding the effect of resolution of current claims and litigation; anticipated benefits from our three to four year replacement cycle for new tractors; anticipated spending and financing for equipment and other capital requirements and financing needs and plans; the impact of accounting estimates and our expectations regarding the impact of new accounting pronouncements; our expectation regarding the adoption of Financial Accounting Standards Board issued Interpretation No. 48 and the material effect on our financial position or operating results; and our estimate of the impact of inflation, as well as assumptions relating to the foregoing. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Further, nothing herein shall constitute an adoption or approval of any analyst report regarding Swift, nor any undertaking to update or comment upon analysts’ expectations in the future.

As to Swift’s business and financial performance generally, the following factors, among others, could cause actual results to differ materially from those in forward-looking statements: adverse developments in our relationship with IEL and, by extension, owner-operators whose tractors are financed by IEL; the impact of our new owner-operator fuel surcharge reimbursement program on operating results; excess capacity in the trucking industry or changes in demand patterns of our customers, which, among other things, would reduce freight rates; significant increases or rapid fluctuations in fuel prices, interest rates, fuel taxes, tolls, license and registration fees, insurance premiums and driver compensation, to the extent not offset by increases in freight rates or fuel surcharges; recessionary economic cycles and downturns in customers’ business cycles, particularly in market segments and industries (such as retail and manufacturing) in which Swift has a significant concentration of customers; seasonal factors such as harsh weather conditions that increase operating costs; continuing difficulties in driver recruitment or retention issues involving Company drivers and/or owner-operators; increases in driver compensation to the extent not offset by increases in freight rates; the inability of Swift to continue to secure acceptable financing arrangements; an adverse determination by the FMSCA with respect to Swift’s safety rating and any resulting loss of customers or potential customers or material increase in insurance costs; the collectibility of notes receivable due to our debtors’ inability to generate sufficient cash flows; an unanticipated increase in the number or dollar amount of claims for which Swift is self insured; fluctuations in workers’ compensation claims, which have benefited recent operating results due to improved claims management, but are not expected to continue at such levels in future periods; competition from trucking, rail and intermodal competitors; our ability to sell assets held for sale at or above their net book value; the potential impact of current litigation, regulatory issues, or other government actions; a possible adverse impact on the trading price of the Company’s common stock as a result of the adoption of the Stockholders Protection Agreement; the impact of the pending Merger; termination of the merger agreement or the transaction otherwise fails to close; and a significant reduction in or termination of Swift’s trucking services by a key customer.

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

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation would cause interest rates, fuel, wages and other costs to increase and would adversely affect our results of operations unless freight rates could be increased correspondingly. However, the effect of inflation has been minimal over the past three years with the exception of fuel. Our average fuel cost per gallon has increased 2.5% from the first three months of 2006 to the first three months of 2007. In the first three months of 2007 and throughout 2006, the majority of this increase in costs was passed on to our customers through a corresponding increase in fuel surcharge revenue.

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

We have interest rate exposure arising from our line of credit and accounts receivable securitization ($160.0 million), which have variable interest rates. These variable interest rates are impacted by changes in short-term interest rates. The Company manages interest rate exposure through its mix of variable rate debt, fixed rate lease financing and $70 million notional amount of interest rate swaps (weighted average rate of 5.9%). There are no leverage options or prepayment features for the interest rate swaps. The fair value of the Company’s long-term debt approximates carrying values. Assuming the current level of borrowings, a hypothetical one-percentage point increase in interest rates would increase the Company’s annual interest expense by $900,000.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company carried out an evaluation as of the end of the fiscal quarter covered by this Form 10-Q, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the fiscal quarter covered by this Form 10-Q the Company’s disclosure controls and procedures are effective in enabling the Company to record, process, summarize, and report information required to be included in the Company’s periodic SEC filings within the required time period.

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

On January 23, 2007, January 26, 2007 and January 23, 2007, respectively, two new lawsuits and an amended complaint in a preexisting lawsuit were filed. The lawsuits were filed in the Arizona Superior Court, Maricopa County (Weller v. Swift Transportation Co., Inc., et al, Case No CV2007-1440) and the District Court for Nevada, Washoe County (McDonald v. Swift Transportation Co., Inc. et al, Case No CV0700197). The Amended Complaint was filed in an action that was commenced on March 24, 2006, in the District Court for Nevada, Clark County (Rivera v. Eller et al, Case No A519346). The three cases are also putative class actions brought by stockholders alleging that our directors breached their fiduciary duties to the Company in connection with our entry into the merger agreement. In addition to asserting direct claims for breach of fiduciary duty, the Amended Complaint asserts derivative claims on the Company’s behalf and also asserts a claim against Mr. Moyes and Earl H. Scudder, a former director of the Company, for unjust enrichment. The three most recently-filed complaints also make claims for monetary damages, injunctive relief and attorneys’ fees and expenses.

On April 2 and 4, 2007, Plaintiffs in the McDonald, Pfeiffer, Molinari and Weller actions voluntarily dismissed those actions without prejudice in favor of the actions pending in the District Court for Nevada, Clark County.

On April 4, 2007, Plaintiffs in the actions pending in the District Court for Nevada, Clark County, filed an amended, consolidated complaint. Like the previously-filed complaints, the Consolidated Class Action Complaint alleges that our directors breached their fiduciary duties to the Company in connection with our entry into the merger agreement. The Consolidated Complaint also alleges that the Company issued a materially misleading proxy that omitted or failed to fairly disclose material information about the sales process. The Consolidated Complaint seeks monetary damages, injunctive relief and attorneys’ fees and expenses.

On April 24, 2007, the Court denied Plaintiffs’ Application for a Temporary Restraining Order seeking to postpone the Company’s Special Meeting of Stockholders.

The impact of the final disposition of these legal proceedings cannot be assessed at this time.

Additionally, information regarding reportable legal proceedings is contained in Part I, “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, the factors discussed in Part I, “Item 1A. Risk Factors” previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 could materially affect the Company’s business, financial condition or operating results. These are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may material adversely affect our business, financial condition and/or operating results.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

On September 19, 2005, we announced the adoption and implementation of a new repurchase program, under which we may acquire our common stock using the proceeds received from the exercise of stock options to minimize the dilution from the exercise of stock options. The purchases will be made in accordance with SEC rules 10b5-1 and 10b-18, which limit the amount and timing of our repurchases and removes any discretion with respect to our purchases. The timing and amount of shares repurchased is dependent upon the timing and amount of employee stock option exercises. There is no expiration date under the program. At this time, we cannot reliably estimate the pattern of employee stock option exercises and resulting share repurchases. Our share repurchases for the first quarter of 2007, were as follows:

				Maximum Number
				of Shares (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
	Total Number	Average Price	Part of Publicly	That May Yet Be
	of Shares	Paid Per	Announced Plans	Purchased Under the
Period	Purchased	Share	or Programs	Plans or Programs

January 1, 2007 - January 31, 2007	91,284	$27.86	91,284	*
February 1, 2007 - February 28, 2007	14,449	$30.79	14,449	*
March 1, 2007 - March 31, 2007	23,593	$30.92	23,593	*

Total	129,326		129,326

*	Because the timing and amount of shares repurchased is dependent upon future employee stock option exercises, the amount of future share repurchases cannot be reliably estimated.

ITEM 3:  NOT APPLICABLE

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As we reported on Form 8-K dated April 27, 2007, on April 27, 2007, at a special meeting held in Phoenix, Arizona, the stockholders of the Company approved a Merger Agreement providing for the Merger of the Company with Saint Acquisition Corporation, a Nevada corporation formed by Jerry Moyes in connection with the proposed Merged and owned indirectly by Mr. Moyes. Over 83% of the outstanding shares of Company common stock voted in favor of approval of the Merger Agreement. Less than one-half of one percent of the outstanding shares voted against the Merger. Of the approximately 33,559,000 votes cast by non-Moyes affiliated stockholders, over 99% voted in favor of the Merger.

ITEM 5:  NOT APPLICABLE

ITEM 6:  EXHIBITS

Exhibit			Page or
Number		Description	Method of Filing

Exhibit 2.1	—	Agreement and Plan of Merger, dated as of January 19, 2007, by and among Saint Acquisition Corporation, Saint Corporation and the Company	Incorporated by reference to Exhibit 2.1 of Form 8-K dated January 19, 2007
Exhibit 2.2	—	Voting Agreement, dated as of January 19, 2007, by and among the Company and the stockholders named therein	Incorporated by reference to Exhibit 2.2 of Form 8-K dated January 19, 2007
Exhibit 2.3	—	Guarantee dated January 19, 2007, by Jerry Moyes, Vicki Moyes and the Jerry and Vicki Moyes Family Trust dated 12/11/87, in favor of the Company	Incorporated by reference to Exhibit 2.3 of Form 8-K dated January 19, 2007
Exhibit 3.1	—	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002
Exhibit 3.2	—	Amendment to Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 of Form 8-K dated March 22, 2007
Exhibit 10.1	—	Amendment to the Employee Stock Purchase Plan	Incorporated by reference to Exhibit 10.1 of Form 8-K dated March 22, 2007

Exhibit			Page or
Number		Description	Method of Filing

Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Robert W. Cunningham, Chief Executive Officer and President	Filed herewith
Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Glynis Bryan, Chief Financial Officer	Filed herewith
Exhibit 32	—	Section 1350 Certification of Robert W. Cunningham and Glynis Bryan	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SWIFT TRANSPORTATION CO., INC.

/s/  Robert W. Cunningham
(Signature)
Robert W. Cunningham
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 10, 2007

/s/  Glynis Bryan
(Signature)
Glynis Bryan
Chief Financial Officer (Principal Financial Officer)

Date: May 10, 2007

EXHIBIT INDEX

Exhibit			Page or
Number		Description	Method of Filing

Exhibit 2.1	—	Agreement and Plan of Merger, dated as of January 19, 2007, by and among Saint Acquisition Corporation, Saint Corporation and the Company	Incorporated by reference to Exhibit 2.1 of Form 8-K dated January 19, 2007
Exhibit 2.2	—	Voting Agreement, dated as of January 19, 2007, by and among the Company and the stockholders named therein	Incorporated by reference to Exhibit 2.2 of Form 2.2 of Form 8-K dated January 19, 2007
Exhibit 2.3	—	Guarantee dated January 19, 2007, by Jerry Moyes, Vicki Moyes and the Jerry and Vicki Moyes Family Trust dated 12/1//87, in favor of the Company	Incorporated by reference to Exhibit 2.3 of Form 8-K dated January 19, 2007
Exhibit 3.1	—	Amended and Restated Articles of Incorporation of the Registrant	Incorporated by reference to Annex A of the Registrant’s Definitive Proxy Statement on Form DEF 14A dated April 30, 2002
Exhibit 3.2	—	Amended and Restated Bylaws of the Registrant	Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K dated March 22, 2007
Exhibit 31.1	—	Rule 13a-14(a)/15d-14(a) Certificate of Robert W. Cunningham, Chief Executive Officer and President	Filed herewith
Exhibit 31.2	—	Rule 13a-14(a)/15d-14(a) Certificate of Glynis Bryan, Chief Financial Officer	Filed herewith
Exhibit 32	—	Section 1350 Certification of Robert W. Cunningham and Glynis Bryan	Furnished herewith